Form 10KSB
period 1995-12-31
LASERTECHNICS INC
filed 1996-04-04
CIK 710597

THIS DOCUMENT IS A COPY OF THE 10-KSB FILED ON 4/1/96 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP.

                 U. S. Securities and Exchange Commission
                          Washington, D.C.  20549
                                FORM 10-KSB


[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
(Mark One)    For the fiscal year ended December 31, 1995

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
            For the transition period from         to

                    Commission file number   0-11933
                            LASERTECHNICS, INC.
              (Name of small business issuer in its charter)
        Delaware                         85-0294536
 (State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

   5500 Wilshire Avenue, N.E., ALBUQUERQUE, NEW MEXICO  87113
                          (Address of principal executive
offices)               (Zip Code)
     Issuer's telephone number. (505) 822-1123

Securities registered under Section 12(b) of the Exchange Act:
     Title of each class           Name of each exchange on which
registered
         None

Securities registered under Section 12(g) of the Exchange Act:
                  Common Stock. Par Value $.01 Per Share
                                             (Title of class)

The Company's securities are registered with NASDAQ.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                               [ ]

Issuer's revenue for the year ended December 31, 1995 was $13,429,731. The aggregate market value of the issuer's voting stock held by non-affiliates on March 18, 1996, calculated using the last transaction price was $22,742,325. The number of shareholders on March 18, 1996 was 1,547.



                      (ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.  Yes                      No

          (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issurer's classes of common equity, as of the latest practicable date.

At March 18, 1996, there were 29,603,157 shares of voting Common
Stock and 2,249,842 shares of non-voting Common Stock outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, or incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one):
Yes      ; No   X




























                             Table of Contents



PART I                                                       Page

     Item 1.   Business....................................    4

     Item 2.   Properties...................................  10

     Item 3.   Legal Proceedings............................  11

     Item 4.   Submission of Matters to a Vote of
               Security Holders.............................  11

PART II

     Item 5.   Market for the Registrant's Common Equity
               and Related Stockholder Matters..............  11

     Item 6.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...................................  12

     Item 7.   Financial Statements and Supplementary Data..  19

     Item 8.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.......  19

PART III

     Item 9.   Directors and Executive Officers of the
               Registrant...................................  20

     Item 10.  Executive Compensation.......................  22

     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management........................  22

     Item 12.  Certain Relationships and Related
               Transactions.................................  12

     Item 13.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K..........................  22

SIGNATURES..................................................  26







                                  Part I

Item 1.   Business

General Development

Lasertechnics, Inc., a Delaware corporation, was formed in October 1981. Lasertechnics, Inc., together with its wholly-owned inactive subsidiary, Quantrad Corporation ("Quantrad"),its 100% owned subsidiary created in 1995. Lasertechnics Marking Corporation ("LMC"), and its 92% owned subsidiary, Sandia Imaging Systems Corp. ("SIS"), all Delaware corporations, is hereinafter referred to as the "Company," unless the context otherwise requires. Quantrad is currently in the process of dissolution. In early 1995, the Company became a holding company with two independent operating units. This was accomplished by placing the Company's marking business into LMC.

SIS, formed in August 1993, distributes, integrates and sells multi-station card printers and computer software systems for identification cards. SIS has awarded options to directors and employees that, if and when vested and exercised, will reduce the Company's ownership to approximately 85%. SIS also has a 100% French subsidiary, Sandia Imaging Systems Europe, S.A. ("SISE"). Printis S.A.R.L., a wholly owned subsidiary of SISE, was merged into SISE in June 1995.

LMC is engaged in the design, manufacture and sale of laser marking systems for use in marking a variety of products and containers. The Company expects to hold over 80% of the equity of LMC after granting its management the ability to own a significant stake in their business, as has been granted management of SIS, and believes the ownership by the management will further strengthen the focus of each team.

The Company accounts for its two businesses as separate business segments.



Current Product Lines

Marking

Laser marking products, instruments and related service accounted for approximately 77% of 1995's consolidated sales.

Laser Markers. LMC designs, manufactures and markets laser marking systems that are used by manufacturers to place lot numbers, expiration dates and other information on diverse products and packages. Since inception LMC has steadily moved toward providing CO2 (carbon dioxide) gas laser markers that are easily integrated into a wide range of sophisticated and demanding high speed product packaging facilities. The Blazer 6000tm is a water cooled CO2 pulsed gas lasers used in the on-line marking of industrial and consumer products. In 1995, LMC introduced the BlazerJettm dot-matrix coders. BlazerJettm offers a higher degree of programmability to solve a greater number of packaging problems. A large number of codes can be stored and called up for use with a few simple key strokes. BlazerJettm units were shipped in the third quarter of 1995 and LMC expects to make shipments of production version BlazerJetstm throughout 1996. LMC's marking systems, typically, solve problems related to four main product identification needs:

Perishables. Perishables such as food, dairy and beverage products require a variety of date information to provide accurate product freshness information. These products are manufactured in facilities that demand impeccable cleanliness and are characterized by extremes in temperatures and stringent wash-down requirements. LMC's products can tolerate a wide range of temperature conditions. Further, they are enclosed in a rugged stainless steel enclosure with smooth, easily cleaned surfaces, allowing them to handle the harshest demands of wash-down routines. Date information is dependably provided with simple, manually changed stencil systems, automated programmable datecode changers and special software.

Traceability. Product traceability concerns, especially in the medical and pharmaceutical industries, require variable batch information to meet ever-increasing government regulations, thereby enhancing the producer's ability to limit and defend its liability in consumer product liability claims. In such packaging environments, reliability of the marker products is especially important. Product identification marking in the form of batch numbers, serialized part numbers, logos or corporate names are easily handled by LMC's products. In addition, laser marks are permanent because they burn the mark into a thin surface layer of the product or package.

High Throughput. High speed packaging lines cannot use the slower contact methods for identifying products. The Company's Blazer 6000tm can operate at speeds exceeding 1800 marks per minute and easily provide legible information on fragile and/or thin materials with irregular surfaces or limited space. The Blazer marks so fast (about one-millionth of a second per mark) that it has proved possible to mark at the highest speeds required by packaging equipment manufacturers with which the Company has integrated the Blazer system. High line speeds are accommodated by the Blazer's simple computer-based controller that interfaces easily with the most modern packaging line control equipment. Low speed lines are more ideal for the company's BlazerJettm product.

Environmental Concerns. Packagers seeking a product identification system that must eliminate the problems inherent with expensive and hazardous inks and solvents are increasingly using lasers. The solvents used in many industrial ink jet coders are potentially harmful to the environment as well as the health of personnel who handle them. In addition, many inks used in marking contain solvents which are classified as hazardous substances by the EPA and, as such, are becoming more and more expensive to handle as government regulations become more stringent. The Company's products neither use nor produce hazardous waste substances as they consumes nothing but electricity, water and non-toxic laser gas. Thus the Blazer and BlazerJettm offer a safe, environmentally clean and highly reliable product marking alternative to ink jet coding.

The Company believes that a worldwide move by packagers to laser marking places it in a unique position to leverage its position as the largest U.S. manufacturer of high speed, laser-based product coding equipment.

Dependence on Sales. In 1994, the Company sold $7,296,000 of Blazer products and service to Anheuser-Busch as a result of a single large order received in 1993. While the Company continues to provide parts and service to Anheuser-Busch, the completion of this major order in the first quarter of 1995 resulted in a decrease of approximately $5,125,000 in overall sales to Anheuser-Busch of laser marking products for the year 1995.

Imaging

Photo Quality Plastic Card Printers. SIS offers a family of plastic card printers. During 1995, SIS added four-, five-, six- and seven-station models to its line of Mono and Multi-station plastic card printer line. SIS has the ability to offer customized printers for identification and credit card applications. In the fourth quarter of 1993 SIS shipped the first production product in the plastic card printer family. Plastic card products accounted for approximately 55% and 80% of SIS's sales in 1994 and 1995 respectively. These sales occurred in over 18 countries around the world. These printers were sold to organizations that need to instantly generate or batch process photographically-customized ID/security and credit cards, such as health care providers, credit card companies, banks, government
agencies and immigration authorities.   The plastic card printers
accommodate cards of any size and shape defined by the ISO (International Standards Organization) card standard. These can be any kind of PVC-based card available today, including plain, magnetic striped, smart (i.e., with on-card microprocessors) or optical storage.

DataGlyphs. The newest product offering from SIS is DataGlyphs. SIS has the sole worldwide rights granted by Xerox Corporation for the sale of DataGlyphs, a portable database symbology that can be used on pocket sized media, including identification cards. SIS has developed a total card security system called the "Chipless"tm Smart Card Verification System, that combines DataGlyph encryption and encoding technology together with Biometric verification software (the BioGlyph software system), which the company offers through re-seller arrangements. SIS has also developed a customized DataGlyph reader called GlyphScantm to serve as the scanning device for DataGlyph applications. The DataGlyph system sold together with the plastic card printer family, form a unique total solution for the printing, encoding, securing and verifying functions of card identification applications. The "Chipless"tm Smart Card Verification System can address a variety of applications for financial, immigration and customs, visas, passports, drivers licenses, national identification programs, government entitlement programs, health-care industry and other ID badge applications.

Digital Image Recorder (DIR). The DIR is a high resolution laser based, gray-scaled printer. During 1994 and 1995 the markets for DIR were not materializing as the Company expected. As a result, sales of DIR printers decreased substantially from approximately $825,000 in 1993 to $194,000 in 1994. There were no significant DIR printer sales in 1995. At the end of 1994 SIS determined that the DIR printer had reached the end of its product life cycle and wrote down the value of DIR inventory at December 31, 1994 by approximately $552,000. In November 1995 the Company sold the DIR line of printers for $325,000 and a 10% royalty for two years. The 10% royalty will extend an additional year if the total royalty received during the two-year period is less than $200,000.

SNAPSHOT. SnapShot is a multi-function software package for IBM PCs which supports reception, transmission storage and manipulation of photographic-quality images. During 1994 the market for SnapShot did not materialize as expected by SIS. As a result, SIS wrote down the value of capitalized software costs and inventory by approximately $587,000 at the end of 1994. In 1995 there were no sales of this product line and as a result, SIS informed all of its customers in the fourth quarter of 1995 that it will no longer support this product line.


Product Development

Marking. In October 1993 the Company's distribution agreement with Lumonics Hull terminated. Under the terms of the contract, LMC was free to develop products that might replace those formerly purchased from Lumonics hull. LMC developed the BlazerJettm to replace the Xymark laser marking system. This new marker emulates the action of an ink jet system by forming dot matrix characters on moving product. BlazerJettm utilizes technology licensed from United Technology Optical Systems and DeMaria Electropic Systems and is the first single-laser system of this type to bring the laser tube to the mark point. LMC introduced a prototype of its new BlazerJettm laser marking system in November 1994. The initial shipments of BlazerJettm began to select customers in the fourth quarter of 1995.

Imaging. SIS made several technological enhancements of its current generation plastic card printer, which increased functionality and reduced manufacturing costs. Because of the specialized requirement of two significant customers, SIS has delayed development of its new generation of plastic card printers. The development efforts employed on these two major contracts will be incorporated into its new generation. SIS will continue the development of its new generation in the second quarter of 1996 which will further enhance the Company's position as an innovator in this emerging market. In addition, the Company will continue to develop the DataGlyph product line which complements the plastic card printer line.

Research and Development Expenditures

Research and development expenditures were $2,910,346, $3,577,209, and $844,339 for the years 1995, 1994, and 1993 respectively.

Competition

Laser Marking. The laser marking business is very competitive because LMC's laser marking products compete with conventional ink and embossing marking equipment. Many of LMC's competitors (both laser and ink jet companies) have considerably greater financial, technical and marketing resources than the Company. LMC's competitors include Videojet Systems Int'l., Alltec GmbH, Image, Domino, Willett and Lumonics, among others.

Imaging. SIS competes with a number of large hardware and software companies. The plastic card printers compete with similar products from DataCard, Atlantek, Toppan, Dai Nippon
Printing and others.

Competition is expected to intensify in both the laser marking and imaging industries as technological advances in both industries are made and become more widely known.

Manufacturing and Suppliers

Approximately one-half of the LMC employees are engaged in manufacturing activities. Both companies depend upon a number of outside suppliers for components for their products.

In the second half of 1994 SIS signed a manufacturing agreement with Singapore Precision Industries, PTE. LTD (SPI). During 1995 SPI manufactured several plastic card printers and print modules. However, because of a market shift from Mono stations to Multi-stations, SIS discontinued all production in Singapore in the third quarter of 1995 and SIS is in negotiations with SPI to terminate the manufacturing agreement. All manufacturing is currently done by PolyPrint in Besancon, France.

Marketing

Laser Marking: LMC derives the major portion of its revenues from the sale of laser marking systems. LMC currently markets its products in the Americas, Western Europe, and the Pacific Rim countries through independent sales representatives, who are paid on a commission basis, and distributors who have OEM pricing arrangements. LMC advertises its products by direct mailings of sales brochures, advertising in trade journals, and demonstrations at trade shows and conventions.

Imaging: SIS markets in several parts of the world. In addition to the normal marketing channels through the use of OEMs, Value Added Resellers (VARs) and systems integrators, SIS is also marketing directly to the high volume card printing market. SIS believes it has a competitive advantage in the Multi-station high volume card printing market.

Export Sales

Refer to Note 15 of the Notes to the Consolidated Financial
Statements of December 1995, 1994, and 1993.

Backlog

The company had the following backlog of firm orders:



             Year End      Year End          Year End
             1995          1994              1993

Total     $3,442,000     $3,886,000       $8,094,000


The booked backlog at year-end 1995 will be liquidated during 1996.

Patents

The Company is licensed under certain patents related to the lasers used by it in its markers. These patents expire at various dates through 2005. The Company also owns and has the worldwide distribution rights to three French patents covering the mechanical parts and assembly of the plastic card printer family of dye sublimation photo-ID printers. In 1995 the Company registered the trade names "Chipless"tm Smart Card and "GlyphScan"tm. "The Clean Ones"tm and "Inkless InkJet"tm were registered in 1994. None of the Company products, however, is covered by exclusive controlling patent rights so as to preclude the manufacture of competitive products by others.

Executive Officers, Directors and Other Personnel

As of December 31, 1995, the Company employed 108 people. SIS employed 27, SIS-Europe employed 17, LMC employed 62 and the holding company employed 2. For information with respect to the executive officers and directors of Lasertechnics, reference is made to Item 9 herein.

Because of the specialized nature of their businesses, both LMC and SIS are dependent upon the efforts of their current officers and key employees and upon their ability to attract and retain technologically qualified personnel, particularly highly qualified engineers in the areas of laser and imaging technology. There is intense competition for qualified personnel in the laser marking and imaging industries, including competition from companies with substantially greater resources than the Company. There can be no assurance that LMC and SIS will be successful in recruiting or retaining personnel of the requisite caliber or in the requisite numbers to enable them to conduct their businesses as proposed. To do so, LMC and SIS may have to pay such personnel higher salaries or provide more lucrative incentives than their competitors.

Government Regulation

All laser manufacturers in the United States, including LMC are subject to the Laser Radiation Safety Regulations of the Center for Devices and Radiological Health ("CDRH") of the United States Food and Drug Administration. These regulations have not had, nor are they expected to have, a material effect on the Company's financial condition, results of operations or competitive position.

Environmental Factors

There has been, and it is anticipated that there will continue to be, no material effect upon the capital expenditures, earnings, or competitive position of LMC or SIS due to compliance with existing provisions of federal, state and local law regulating the discharge of material into, or otherwise relating to the protection of, the environment.

Item 2.   Properties

LMC manufactures laser markers in a 20,000 square foot facility in Albuquerque, New Mexico, which it occupies under a long-term capital-lease agreement. For further information with respect to commitments on the properties of the Company, reference is made to Notes 5 and 6 to the Consolidated Financial Statements contained in Item 7 herein. LMC manufactured DIR printers for SIS in a 2,100 square foot facility in Albuquerque, New Mexico which it occupied under a rental agreement, which ended in April, 1995.

SIS leases a 14,508 square foot facility in Carrollton, Texas used for administrative, engineering and sales offices. This facility is rented under a three year agreement. In addition, SIS rents two facilities in Paris, France and sales offices in Singapore, and Oxford, England. The approximately 2,700 square feet of French facilities under two and three year agreements, are used to house the administrative, engineering and sales functions of SIS-Europe. The Singapore and Oxford, England sales offices are each a single office with shared support services such as secretarial, telephones and conferencing. These offices are under short term (six month or less) rental agreements.


Item 3.   Legal Proceedings

Refer to Note 12 of the Notes to the Consolidated Financial
Statements of December 1995, 1994, and 1993.


Item 4.   Submission of Matters to a Vote of Security Holders.

The Company held a special meeting of stockholders at its office at 5500 Wilshire Avenue, NE, Albuquerque, New Mexico on July 28, 1995. The purpose of the meeting was to amend the Company's Certificate of Incorporation so as to (i) authorize the issuance of up to 10,000,000 shares of preferred stock, convertible to Common Stock on a one-share to one-share basis, with such designations, preferences, rights and limitations as are permitted in the amendment and as are approved, from time to time, by the Board of Directors, and (ii) to increase the number of authorized shares of Non-Voting Common Stock from 5,000,000 to 8,500,000 and (iii) to decrease the number of authorized shares
of voting Common Stock from 45,000,000 to 41,500,000.   The
amendment was approved. Also see Note 17 of the Notes to the Consolidated Financial Statements of December 1995, 1994, and 1993.




                                 Part II

Item 5.   Market for Lasertechnics Common Equity and Related
          Stockholder Matters.

The table below sets forth high and low bid prices for the Common Stock during each of the periods indicated, as reported by the National Association of Securities Dealer Automated Quotation System. Such quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions. The Company's stock trades under the symbol LASX.

                              1994 Bid Prices    1995 Bid Prices
Calendar Period               Low       High      Low       High

First Quarter            $   31/32   1-17/32   31/32     1-5/8
Second Quarter           $   15/16   2-17/32   1-1/16    1-5/8
Third Quarter            $  1-3/8    2-5/8     1-13/16   2-3/8
Fourth Quarter           $  1-1/8    2-1/32    1-9/16    1-7/8

The Company has not paid any dividends on its Common Stock.
While there are no explicit restrictions in debt instruments or otherwise on the Company's ability to declare dividends, the Company's obligation to repay interest on and principal of indebtedness limits the cash available to pay dividends. See "Liabilities and Stockholders' Equity" section in the Consolidated Financial Statements Consolidated Balance Sheets.
In addition, the payment of dividends is also limited by certain financial covenants by the Company contained in bonds issued in connection with the 25 year capital lease of the Company's headquarters, which requires the Company to maintain a current ratio of at least 1 to 1 and a debt-to-equity ratio of less than 3 to 1. The Company failed to meet the debt-to-equity ratio at December 31, 1995 and is not now in compliance with this ratio. The payment of any dividends would further reduce the Company's ability to comply with such ratios. For the foreseeable future, it is anticipated that cash dividends will not be paid to holders of Common Stock.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

OVERVIEW

Separate Business Units. Late in 1993 the Company announced that it would try to be in a position to arrange for the initial public offering of its imaging business segment, Sandia Imaging Systems Corp. (SIS) during the second half of 1994. While it is still the Company's intention to separate the two businesses, the timing will be dictated by the operating and financial performance of the two units. It is expected that the separation should be possible within the next 12 to 24 months. The summarized financial data for the two businesses appears in Note 17 of the Notes to the Consolidated Financial Statements as of December 31, 1995, 1994, and 1993.

Net Results

The consolidated net loss for 1995 was $9,094,503 a 24.8% increase over the 1994 consolidated net loss of $7,286,956. The 1994 net loss was an increase of $5,241,886 over the 1993 net loss of $2,045,070. Sales decreased from $15,856,209 in 1994 to $13,429,731 in 1995. In 1993 sales totalled $8,028,010. The gross profit percentage decreased to 31.8% in 1995 from 32.7% in 1994 and 35.2% in 1993.

The loss from operations increased from $2,109,769 in 1993, to $7,192,809 in 1994 and $8,130,213 in 1995. Other income
(expense) declined from a net income of $64,699 in 1993 to a net expense of $94,147 in 1994 and $964,290 in 1995.

The increase in the net loss for 1995 resulted from a reduction in sales and gross profit amounts. Expenses in 1995 remained essentially unchanged from the 1994 expenses; however, 1994 expenses included a $1,148,275 restructuring charge.

The net loss of $7,286,956 for 1994 increased $5,241,886 from the net loss of $2,045,070 reported in 1993. This increased loss resulted from a $7,439,483 increase in expenses, including the 1994 restructuring charge, compared to the 1993 expense level, partially offset by an increase in the gross profit of $2,356,443.

Expense figures for the 12 months ended December 31, 1995 include for the Lasertechnics Marking Corporation $270,000 of allocated corporate expenses, and for SIS $630,000 of allocated corporate expenses.

At the end of 1994, the Company recorded a restructuring charge totalling $1,148,275 to reflect adjustments to the DIR, SnapShot and plastic card printer inventories. In November 1995 the Company sold the DIR product line.

At December 31, 1995 the Company's backlog was $3,442,000, a
12.9% decrease from year end 1994.

SEGMENT RESULTS

MARKING

The segment operating loss improved 53% in 1995 to $195,374
compared to the operating loss of $416,016 in 1994.  The 1994 operating loss reflected a 41% improvement from the 1993 operating loss of $710,029.

Segment sales of $10,308,154 in 1995 declined 14% or $1,655,245 from 1994 sales. This reduction was primarily due to a decrease in the domestic systems sales due to the completion of the $7.5 million order from Anheuser-Busch.

Marking sales in 1994 surpassed 1993 sales by 94% due to a significant number of shipments made on the large Anheuser-Busch order.

In 1995 the marking segment gross profit dollars decreased from 1994 by 8% while the gross profit percentage increased from 34% in 1994 to 37% in 1995. The gross profit changes resulted primarily from the completion of a significant lower margin system order in 1994 and an increase in the higher margin service sales in 1995.

In 1994 the marking segment gross profit increased by 86% from 1993, while the gross profit percentage declined from 36% to 34%. Accounting for these changes was the shipment during 1994 a large lower margin single order, the significant reduction in the low margin Xymark sales and recall costs related to the Anheuser-Busch order.

Segment operating expenses totalled $3,979,055, $4,540,085 and $2,925,597 in 1995, 1994 and 1993 respectively.

The 12% decrease in operating expenses from 1994 to 1995 resulted from the reduction in commissions due to the lower sales and from the completion in the prior year of the major research and development efforts on the new BlazerJetTM system.

The significant prototype development costs of the BlazerJetTM laser marking system combined with the commissions paid on the significantly higher sales of laser markers, the increase in international sales efforts for the entire year and the costs for the implementation of a Total Quality Management Program, increased the total segment operating expenses by $1,614,488 in 1994 over the 1993 expense of $2,925,597.

IMAGING

The imaging segment loss from operations increased 17% to $7,934,839 in 1995, following a $5,376,909 increase in the operating loss in 1994 compared to 1993. These changes are a result of a 54% decrease in the gross profit level in 1995 and more importantly, a significant increase in the amount of operating expenses from 1994 to 1995 and from 1993 to 1994.

Imaging segment sales decreased 20% in 1995 compared to 1994 primarily because of the discontinuation of production of Digital Imaging Recorder (DIR) printers at the end of 1994. An increase in the plastic card printer sales partially offset the effects of the DIR sales reduction.

The imaging sales increased $2,041,141 in 1994 over sales of imaging products in 1993 due to the availability of the dye sublimation plastic card printers for the full 1994 year.

The imaging segment gross profit decreased from 27% in 1994 to 16% in 1995 due to the larger than expected OEM sales of plastic card printers which carry a lower selling price, and also because of the sale of specific designed plastic card printers which have a higher cost than standard models.

The gross profit percentage for the imaging segment declined from 33% in 1993 to 27% in 1994 because of lower sales prices on DIR's as a result of competitive pricing and also due to a larger portion of plastic card printer sales being made to OEMs, which carry a lower selling price.

Segment operating expense increased 26% in 1995 to $8,444,511 from the $6,690,461 operating expense in 1994. This increase of $1,754,050 was the result of the continuing support of the expanded sales and marketing efforts, which included the opening of several offices, the establishment of a customer service department, and the absorption of a portion of the costs to form and operate the Lasertechnics holding company structure.

Research and development expenses declined 5% from the 1994 level. Additional R & D costs were incurred in 1995 for overall manufacturing development efforts and for specific customer applications relating to plastic card printer sales. These increased R & D costs however, were more than offset by the termination of the development for the SnapShot and DIR product lines.

Imaging operating expenses increased 232% in 1994 compared the 1993. The increased expenses were due to the full year effect in 1994 of the creation of SIS Europe compared to three months of 1993 and the full year effect of the imaging G & A expenses compared to five months of 1993. Increased expenses also resulted from the establishment of sales offices in Singapore, England and the U.S. and the addition of personnel related to the new sales offices. Research and development expense increased in 1994 due to the ongoing development activities for the plastic card printers and the write-off of the SnapShot capitalized software development costs. Printis development activity was also included for nine months of 1994 when it became a 100% owned subsidiary.

Other Income and Expense


Other income/(expense) was $64,699 in 1993, ($94,147) in 1994, and ($964,290) in 1995. There was virtually no interest expense in 1993 due to the existing debt being converted to equity. Other expense in 1994 was comprised of interest expense and a nominal amount of interest income. Expenses related to the sale of debentures and short term debt account for the majority of other expenses in 1995.

Liquidity and Capital Resources

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt from shareholders to meet its working capital requirements. An increase of $465,299 in the cash and cash equivalents at December 31, 1995 from December 31,1994 was the result of the sale of preferred stock and the sale of convertible debentures. The majority of the $12,879,323 proceeds from financing activities was raised from the sale of $7,000,000 in debentures and other private borrowings. Operating activities used net cash of $10,898,506 primarily for the increase in inventory, amortization of financing discount and issuance costs, and prepaid expenses. The increase in accounts receivable at December 31, 1995 compared to December 31, 1994 is due to a disputed balance with a customer and heavy shipments during the last month of 1995. Inventory at December 31, 1995 increased by $1,149,528 from December 31, 1994 due to a buildup in the new BlazerJetTM inventory for LMC plus SIS inventory for planned sales increase in 1996. Investing activities used net cash of $995,518 for capital expenditures.

The Company's operations in 1995 continued to generate losses as the result of continued research and development. Looking for long-term growth and profitability, the Company has either sold or discontinued certain product lines which were not profitable.

The Company's business plan for 1996 is based principally upon significant increases in existing imaging products and the successful introduction of new products in both of its business segments, significant manufacturing cost reductions and reductions in research and development expenditures, and an improvement in gross margin. Because of the anticipated timing of new product introductions and manufacturing cost reductions, together with the necessity to prepay all or a portion of the balance of, and achieve compliance with, the covenants included in its lease obligation financing, the Company will require additional external financing to meet its 1996 requirements. The Company's 1996 business plan forecasts cash needs in excess of results from operations for 1996. The Company projects a positive cash flow after the first quarter of 1996 due to an increase in sales. Such forecast is predicated on a number of assumptions and decisions that are subject to continuing review by management, and may change at any time.

As of March 22, 1996, management has raised cash from the sale of $5.5 million in 10% convertible debentures. These debentures are convertible into common stock at $2.00 per share, or at 85% of the average 5 day closing bid price for the five trading days immediately prior to the conversion date. Debentures are placed in denominations of at least $50,000 and integral multiples of at least $50,000 in excess thereof. Debenture coupon accrues at a rate of 10% per annum and is payable in stock upon conversion. Debentures can be converted into common stock in increments of 1/4, 1/4/, 1/4, and 1/4 beginning the 60th, 90th, 120th and 150th days after the final closing. At the end or 3 years from the closing date, all debentures will automatically be converted into common stock. Debenture holders shall receive warrants equal to 20% of position held in shares at a strike price of $2.00, 5 year term.

Lasertechnics may force conversion of any or all of the debentures at a price that would give the investor the same return as it would have received had it converted on the day the redemption occurs or may call any or all of the debentures in increments of no less than $1.5 million at the following prices and times:

     130% of stated value 12 months & 1 day to 18 months 125% of stated value 18 months & 1 day to 24 months 120% of stated value 24 months & 1 day to 30 months 115% of stated value 30 months & 1 day to 36 months

The shares of common stock issuable upon their conversion have not been registered under the Securities Act of 1933 as amended and may not be offered or sold in the United States during the restricted period.

Based on cash flow projections, the money will allow the Company to operate through the first quarter when sales are expected to increase. If the Company's performance over the next 12 months is significantly below management's business plan, it may be necessary to either reduce or stop certain product development programs, reduce its sales and marketing efforts, dispose of assets or undertake other actions as may be appropriate. The existence of such uncertainties creates substantial doubt about the Company's ability to continue as a going concern.

In 1983, the City of Albuquerque issued 8% tax-exempt industrial development revenue bonds in connection with a 25-year capital lease of the Company's headquarters facility. The principal amount outstanding as of December 31, 1995 was $1,113,768 which is shown as a current liability. Pursuant to its agreement with the City of Albuquerque, Lasertechnics is required to maintain a current ratio of at least 1 to 1 and a debt to equity ratio of not more than 3 to 1. At December 31, 1995, the Company's current ratio was 1.5 to 1, and its debt to equity ratio was 4.0 to 1 which put the Company in violation of the agreement. The Company is not now in compliance with such requirements and management believes that absent an additional equity investment, it will not be able to come into compliance. The Company has a prepayment agreement with the bondholder whereby the bondholder agreed to waive its right to call the bond for redemption through April 1, 1996, provided the leasee timely pays the base prepayment and an additional prepayment amount of $8000 per month. All such payments were made on a timely basis. The leasee has met with the bondholder and anticipates an extension or similar agreement for a future period. If the Company is not able to come into compliance, it will be necessary to obtain additional equity financing or refinance the capital lease obligation amounting to $1,113,768 as of December 31,1995.
While management believes that if required it will be able to obtain such refinancing, there can be no assurances that the Company will be able to do so. Failure to comply with such requirements could result in relocating to other facilities and the associated disruption of the business, as well as increased difficulty in obtaining financing and credit, and could affect the Company's ability to continue as a going concern. (See note 6 to the Consolidated Financial Statements.)

NASDAQ LISTING: Lasertechnics' Common Stock is listed on the NASDAQ small-capitalization over-the-counter market, which requires a minimum $1,000,000 net capital and surplus for continued listing. Because Lasertechnics' net capital and surplus fell below this limit at September 30, 1995, NASDAQ temporarily put the Company on a "conditional" listing until a new minimum of $2,450,000 in equity was met on December 31, 1995. This was accomplished by debenture owners converting $1,045,342, which includes accrued interest, of debt into common stock and the sale of Series C convertible preferred stock. On January 2, 1996, NASDAQ removed the conditional listing of Lasertechnics' Common Stock and lowered the equity requirement back to $1,000,000. Manageent forecasts that net capital and surplus will remain in excess of $1,000,000 for 1996.

Restructuring Charge.

At the end of 1994, the Company's imaging business, SIS, evaluated their product lines with an eye towards focusing on the long term revenue and profit potential of each one. As a result of that evaluation, it was determined that the DIR was at the end of its product life cycle and that the niche markets SIS had attempted to exploit to extend the product's life did not materialize. Conditionally, SIS was unable to develop the expected market for the SnapShot product, and there were significant components of the initial plastic card printer product that were made obsolete by technological enhancements. The end result of the evaluation was a restructuring charge totalling $1,148,275 made up of inventory adjustments to the various product lines. Finally, capitalized software development costs for the SnapShot product line of approximately $553,000 were charged to research and development expense. The DIR was sold in 1995. The SnapShot product line was discontinued.


Other

Inflation has not had nor is expected to have a material impact on the operations and financial condition of the Company.

In March 1995, FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In October 1995, FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 permits companies to retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees," for recognizing stock-based compensation. However, companies are encouraged to adopt a new accounting method based on estimated fair values. Companies that do not follow the new fair value based method will be required to provide expanded disclosures in their 1996 financial statements.

Management believes that adopting SFAS 121 and SFAS 123 in 1996 will not have a material effect on the Company's consolidated financial position or results of operations.


Item 7.   Financial Statements and Supplementary Data.


    Page

Consolidated Financial Statements:

     Independent Auditors' Report
     F-1
     Consolidated Balance Sheets - December 31, 1995
          and 1994
     F-2
     Consolidated Statements of Operations - Years Ended
          December 31, 1995, 1994 and 1993

     F-3
     Consolidated Statements of Stockholders' Equity -
          Years Ended December 31, 1995, 1994 and 1993
     F-4
     Consolidated Statements of Cash Flows
          Years Ended December 31, 1995, 1994 and 1993
     F-5
     Notes to Consolidated Financial Statements -
           December 31, 1995, 1994 and 1993
     F-7


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.


                                 Part III

Item 9.  Directors and Executive Officers of the Registrant.

          Information with respect to directors and with respect to compliance with Section 16 (a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to Lasertechnics' definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report. The names and ages of the executive officers of Lasertechnics and the year of commencement of their positions with Lasertechnics are as follows:

                                   Positions and Offices
                                   with Lasertechnics and when
     Name                Age       Term of Office Commenced

Richard C. E. Morgan ...  51       Chairman of the Board
                                   (1994)and Chief Executive
                                   Officer (1994) Chairman of the
                                   Board (LMC 1995 & SIS 1993)

Ronald Bencke ..........  56       Vice President and Chief
                                   Financial Officer (1994)
                                   Vice President and Chief
                                   Financial Officer (LMC 1995)

Eugene A. Bourque ......  50       Director(1993)President & CEO
                                   (LMC 1995)

Jean-Pierre Arnuado.....  51       Director(1995) President & CEO
                                   (SIS 1995)

E.A. Milo Mattorano.....  50       Vice President and Chief
                                   Financial Officer &
                                   Controller(SIS 1995)

The following is a brief description of the business experience and occupations for the officers of Lasertechnics, for at least the last five years:

Richard C. E. Morgan, 51, joined the Board in 1985 and was elected Chairman and CEO in December 1994. Since 1986 he has been a General Partner of Wolfensohn Partners L.P. (the managing general partner of Wolfensohn Associates L.P., a venture capital partnership). Between 1984 and 1986 he was a Partner of James D. Wolfensohn, Inc. (an investment banking and advisory firm).
Prior to joining Wolfensohn, Mr. Morgan was a Director of J. Henry Schroder Wagg & Co. Ltd. (a British merchant bank) and was the former President of the Schroder Strategy Group (a strategic consulting group) and former Chairman of the Investment Committee of J. Henry Schroder Wagg. Mr. Morgan is Chairman and a Director of MediSense Inc. (a supplier of biosensor blood glucose measurement devices to people with diabetes),Chairman and Director of Quidel Corporation (a supplier of a wide range of rapid diagnostic tests to physicians and consumers), a Director of Celgene Corporation and SEQUUS Pharmaceuticals, Inc. (companies developing and marketing pharmaceutical products).
Mr. Morgan is also the Chairman of ONTOS, Inc., a company developing advanced object oriented software. During the last fifteen years Mr. Morgan has been closely involved in the development of several high technology and medical technology companies, including Authorware Inc., a predecessor company to Macromedia Inc., now a public company and one of the leading companies in the multi-media software tools business. Mr. Morgan also was a founder and until it was sold to Eastman Kodak, the Chairman of Vortech Data Inc., a leading systems company in the medical image management field. Mr. Morgan was awarded a BE in Engineering Science (First Class Honors) from the University of Auckland, New Zealand and has completed the Advanced Management Program at the Harvard Business School.

Eugene Bourque, 50, was named President and Chief Executive Officer of LMC in May 1995. Prior to his appointment as President of Lasertechnics, Inc. in January, 1993, Mr. Bourque served as Vice President and Chief Financial Officer of Lasertechnics since 1988. Before joining Lasertechnics, Mr. Bourque was the financial and business service manager for the Cynara Co. from 1985 to 1987, a partnership owned largely by The Dow Chemical Co., that operated natural gas processing plants. Prior to that, he spent 5 years as Treasurer of Production Operators, Inc., an oil field service company. Mr. Bourque holds a B.B.A degree in General Business from The University of Texas at El Paso and a M.B.A degree in finance from The University of Chicago.

Ronald Bencke, 56, was named Vice President and Chief Financial Officer of Lasertechnics, Inc. in September 1994. He was also appointed Vice President and Chief Financial Officer of LMC in May 1995. He served as Chief Financial Officer for QED Communications, a large public broadcasting television station in Pittsburgh, Pennsylvania from 1992 to mid-1994. Prior to that assignment, Mr. Bencke spent 23 years with Westinghouse Electric Corporation in a variety of progressively responsible financial and executive positions including President of Westinghouse Evaluation Services Group and Chief Financial Officer of Westinghouse Financial Services, Inc. prior to his retirement from Westinghouse in 1992. Mr. Bencke is a graduate of the Executive Program for Management Development at the Harvard Graduate School of Business and holds a B.A. degree in Economics from Wartburg College.

Jean-Pierre Arnaudo, 51, was named President and Chief Executive Officer of Sandia Imaging Systems in June 1995. Prior to his appointment as President, Jean-Pierre Arnaudo served as the President and General Manager of Sandia Imaging Systems Europe,
S. A. since 1993. Before joining Sandia Imaging Systems, Mr. Arnaudo was General Manager of Terminal Computer Systems from 1990 to 1992, a distribution company for communication equipment for mainframe computers. Prior to that, he spent 12 years as President of Jacquard Systems and Director of AM International France, an office automation and corporate publication company. Mr. Arnaudo holds a Ph.D. in Electronics from the French Naval Academy and studied management at the Ecole d'Administration des Enterpreises from Lausanne.

E.A. Milo Mattorano, 50, was named Controller of Sandia Imaging Systems in January 1995. Before joining Sandia Imaging Systems, Mr. Mattorano was the Vice President of Finance of Insilco Corporation from 1988 to 1994, a manufacturing company crossing several industries in high-tech, heavy metals and consumer products. Prior to that, he spent 7 years as Vice President and Controller of Coseka Resources and Ensource Inc., oil and gas exploration and production companies. Mr. Mattorano spent 6 years with Deloitte & Touche, a public accounting firm and holds a BS degree in Accounting from Adams State College.

Item 10.  Executive Compensation.

Information with respect to executive compensation is hereby incorporated by reference to the Lasertechnics' definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management.

Information with respect to security ownership is hereby incorporated by reference to Lasertechnics' definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.


Item 12.  Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is hereby incorporated by reference to Lasertechnics' definitive proxy statement pursuant to Regulation
14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 13.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

    Page

(a) (1)   Consolidated Financial Statements:
               Independent Auditors' Report
     F-1
          Consolidated Balance Sheets - December 31, 1995
               and 1994
     F-2
          Consolidated Statements of Operations - Years
               Ended December 31, 1995, 1994 and 1993
     F-3
          Consolidated Statements of Stockholders' Equity -
               Years Ended December 31, 1995, 1994 and 1993
     F-4
          Consolidated Statements of Cash Flows -
               Years Ended December 31, 1995, 1994 and 1993
     F-5
          Notes to Consolidated Financial Statements -
               December 31, 1995, 1994 and 1993
     F-7
     (2)  Financial Statement Schedules:
          Independent Auditors' Report on Financial Statement Schedule

     S-1


     (3)  Exhibits:
          3.1 -- Articles of Incorporation of Lasertechnics. Incorporated herein by reference to Exhibit
                    3.1 to Lasertechnics' Registration Statement
                    on Form S-1   (Registration No. 2-80946).

          3.2 --    By-laws of Lasertechnics.  Incorporated
                    herein by reference to Exhibit 3.2 to
                    Lasertechnics' Registration Statement on Form
                    S-1 (Registration No. 2-80946).

          3.3  --   First Amendment to Certificate of
                    Incorporation of Lasertechnics, Inc. dated
                    June 6, 1986. Incorporated herein by
                    reference to Exhibit 3.3 to Lasertechnics'
                    Form 10-K for the year ended December 31, 1987.

          3.4  --   Second Amendment to Certificate of
                    Incorporation of Lasertechnics, Inc. dated
                    May 27, 1987.  Incorporated herein by
                    reference to Exhibit 3.4 to Lasertechnics'
                    Form 10-K for the year ended December 31, 1987.

          10.1 -- License Agreement, dated November 10, 1981, between Lasertechnics and National Technical Information Service. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Registration Statement on Form S-1 (Registra-tion No. 2-80946).

          10.2 -- Registration Agreement among Lasertechnics and certain shareholders. Incorporated herein by reference to Exhibit 10.12 to Lasertechnics' Registration Statement on Form S-1 (Registration No. 2-80946).

          10.3 -- Land Purchase Agreement. Incorporated herein by reference to Exhibit 10.21 to Lasertechnics' Registration Statement on Form
                    S-1 (Registration  Statement No. 2-80946).

          10.4 -- Guaranty Agreement, dated as of October 1, 1983, between Security Trust Company, as trustee, and Lasertechnics. Incorporated herein by reference to Exhibit 10.20 to Lasertechnics' Registration Statement No. 2-90117).

          10.5 -- License agreement, dated June 30, 1988, between Lasertechnics and Patlex Corporation. Incorporated herein by reference to Exhibit
                    10.17 to Lasertechnics' Form 10-K for the year ended December 31, 1988.

          10.6 -- Employment agreement dated August 31, 1989, between Louis F. Bieck, Jr. and Lasertechnics, Inc. as amended. Incorporated herein by reference to Exhibit 10.17 to Lasertechnics' Form 10-K for the year ended December 31, 1990.

          10.7 -- Agreement, dated June 28, 1991 between Applied Electron Corporation, Quantrad Corporation, Lasertechnics, Inc. and Wolfensohn Associates L.P.. Incorporated herein by reference to Exhibit 10.9 to Lasertechnics' Form 10-K for the year ended December 31, 1991.

          10.8 -- 1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Form 10-K for the year ended December 31, 1991.

          10.9 -- Termination agreement effective September 22, 1992 between Louis F. Bieck, Jr. and Lasertechnics, Inc.. Incorporated herein by reference to Exhibit 10.11 to Lasertechnics' Form 10-K for the year ended December 31, 1992.

          10.10 -- Distributor Agreement, dated November 16, 1990, between Lasertechnics and Coherent-Hull, Ltd. Incorporated herein by reference to Exhibit 10.17 to Lasertechnics' Form SB-2, Post-Effective Amendment No. 2, dated December 14, 1993.

          10.11 -- Amendments to Distributor Agreements between Lasertechnics, Lumonics, Inc. and Lumonics Hull Ltd.. Incorporated herein by reference to Exhibit 10.18 to Lasertechnics' Form SB-2, Post Effective Amendment No. 2, dated December 14, 1993.

          10.12 -- Asset Purchase Agreement between Sandia Imaging Systems Corporation and Media Imaging Technologies Corporation dated as of August 1, 1993. Incorporated herein by reference to
                    Exhibit 10.21 to Lasertechnics' Form SB-2,
                    Post-Effective Amendment No.2, dated December
                    14, 1993.

          10.13 -- Note Cancellation and Stock Purchase Agreement between Lasertechnics and D. Blech & Company, Inc. dated as of October 28, 1993. Incorporated herein by reference to Exhibit
                    10.13 to Lasertechnics' Form 10-KSB for the year ended December 31, 1993.

          10.14 -- Note Cancellation and Stock Purchase Agreement between Lasertechnics and Wolfensohn Associates, L.P. dated as of October 28, 1993. Incorporated herein by reference to Exhibit 10.14 to Lasertechnics' Form 10-KSB for the year ended December 31, 1993.

          10.15 --  Purchase Agreement between Sandia Imaging
                    Systems Europe SA and Jean-Luc Poutchnine,
                    Alain Quilleau and Philippe Bonnevie dated
                    March 4, 1994.

          10.16 --  Letter confirming sale of Lasertechnics, Inc.
                    Common Stock shares to Singapore Precision
                    Industries PTE. LTD. dated May 12, 1994.

          10.17 --  Contract Manufacturing Agreement between
                    Sandia Imaging Systems Corporation and
                    Singapore Precision Industries PTE LTD dated
                    May 13, 1994.

          10.18 -- Advisory and investment banking services agreement between Lasertechnics, Inc. and
                    Wolfensohn International dated May 19, 1993.

          10.19 --  Purchase of Common Stock and Convertible Note
                    Agreement between Lasertechnics, Inc. and J.
                    P. Morgan Investment Corporation dated July
                    8, 1994.

          10.20 --  OEM License Agreement between Sandia Imaging
                    Systems Corporation and Xerox Corporation dated January 6, 1995.

          10.21 --  Demand Promissory Note issued to J. P. Morgan
                    Investment Corporation dated December 19,
                    1994.

          10.22 --  Demand Promissory Note issued to J. P. Morgan
                    Investment Corporation dated December 31,
                    1994.

          21.1 --   Subsidiaries of Lasertechnics.

          23.1  --  Consent of KPMG Peat Marwick.

b)   Reports on Form 8K

     Filed 10/19/95, 12/15/95,1/2/96.









                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of The Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: 3/29/96

                                   LASERTECHNICS, INC


                                   By: /s/Richard C. E. Morgan
                                        Richard C. E. Morgan
                                        Chairman of the Board &
                                        Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/Richard C. E. Morgan         By:  /s/Paul J. Coleman,
Jr.
     Richard C. E. Morgan               Paul J. Coleman, Jr
     Chairman of the Board and          Director
     Chief Executive Officer

By: /s/Ronald Bencke                    By: /s/C. Seth Cunningham

     Ronald Bencke                           C. Seth Cunningham
     Vice President, Chief Financial         Director
     Officer and Principal Account-
     ing Officer

By: /s/Jean-Pierre Arnaudo              By: /s/Theodore F.Patlovich
     Jean-Pierre Arnaudo                     Theodore F.Patlovich
     Director                                Director

By:/s/ E. A. Bourque                    By: /s/Alfred E. Paulekas
     E. A. Bourque                           Alfred E. Paulekas
     Director                                Director

By: /s/Richard M. Clarke
     Richard M. Clarke
     Director



SEC10KSB



                 LASERTECHNICS, INC. AND SUBSIDIARIES

             Consolidated Financial Statements and Schedule

                       December 31, 1995 and 1994

              (With Independent Auditors  Report Thereon)

  Independent Auditors  Report



The Board of Directors and Stockholders
Lasertechnics, Inc.:

  We have audited the consolidated balance sheets of Lasertechnics, Inc. and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
  We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lasertechnics, Inc.
  and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December
  31, 1995, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company s recurring losses from operations and resulting continued dependence upon access to additional external financing together with the default on a capital lease obligation raise substantial doubt about its ability to continue as a going concern. Management s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   KPMG PEAT MARWICK LLP


  Albuquerque, New Mexico
   March 8, 1996, except as to the
   the last paragraph of note 12
   and note 19 which are as of
   March 15, 1996
                                    F-1

                                LASERTECHNICS, INC. AND SUBSIDIARIES

                                     Consolidated Balance Sheets

                                     December 31, 1995 and 1994





                  Assets                         1995      1994
Current assets:
   Cash and cash equivalents             $   1,892,357  1,427,058
   Accounts receivable - trade, less allowance for doubtful
    accounts of $278,263 in 1995 and $170,010 in 1994
                                             4,040,247  2,990,145
   Inventory:
    Raw materials                            2,514,746  1,714,433
    Work-in process                            329,700    196,543
    Finished goods                           1,144,904    992,694
                                             3,989,350  2,903,670
   Inventory deposit (note 3)                  591,630    136,334
   Prepaid expenses                            155,859    265,136
   Other                                       102,459     40,005

             Total current assets           10,771,902  7,762,348

Property, plant and equipment, at cost, net (notes 5 and 6)
                                             3,000,241  2,357,181

Goodwill (note 16)                             254,546    417,076

Other assets, at cost                          615,913    173,851


                                          $ 14,642,602 10,710,456



See accompanying notes to consolidated financial statements.
F-2

Liabilities and Stockholders' Equity         1995       1994
Current liabilities:
   Payable to stockholder:
    Convertible notes payable (notes 7 and 10)
                                           $      0      1,940,000
    Notes payable                             200,000            0
   Accounts payable                          3,485,328   3,546,229
   Notes payable                               402,945     488,302
   Customer advances                           426,978     688,246
   Commissions payable                         192,548     301,123
   Product warranty reserve                    256,003     261,138
   Accrued payroll and payroll taxes           299,096     435,467
   Accrued vacation                            205,541     212,226
   Capital lease obligations in default (note 6)
                                             1,113,768   1,248,278
   Current portion of capital lease obligations (note 6)

                                                28,944      16,518
   Other                                       478,396     347,335
             Total current liabilities       7,089,547   9,484,862

Convertible debtentures (note 8)             4,405,095           0

Capital lease obligations (note 6)              35,328      13,050

Other                                          183,046     219,957
                                            11,713,016   9,717,869

Stockholders' equity (notes 7, 8, 9, 10, 11 and 18):
   Convertible preferred stock, no par; 10,000,000 shares
   authorized;
    Series A:  $1.30 stated value; 1,153,846 shares outstanding
      in 1995 and none in 1994               1,473,394           0
    Series B:  $1.42 stated value; 1,056,338 shares outstanding
      in 1995 and none in 1994               1,473,394           0
    Series C:  $1.51 stated value; 708,530 shares outstanding
      in 1995 and none in 1994               1,069,880           0
   Common stock, $.01 par value.  Authorized 41,500,000
    shares in 1995 and 45,000,000 shares in 1994; issued and
    outstanding 28,280,798 shares in 1995 and 25,078,779
    shares in 1994                             282,808     250,788
   Nonvoting convertible common stock, $.01 par value. Authorized
    8,500,000 shares in 1995 and 5,000,000 shares in 1994; issued and outstanding 2,249,842 shares  in 1995 and 377,684 shares in 1994.  Convertible into voting common stock on a one
    share for one share basis                   22,499       3,777
   Paid-in capital                          37,339,799  30,302,473
   Accumulated deficit                    (38,482,188)(29,314,451)
                                             3,179,586   1,242,587

Less treasury stock, 200,000 common shares, at cost
                                             (250,000)   (250,000)
             Total stockholders' equity      2,929,586     992,587

Commitments, contingencies and subsequent events
   (notes 2, 6, 12 and 19)

                                           $15,990,648 10,710,456


                LASERTECHNICS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Operations

             Years ended December 31, 1995, 1994 and 1993



                                         1995            1994        1993

  Sales (notes 4 and 15)             $ 13,429,731     15,856,209  8,028,010

  Cost of sales                         9,159,393     10,670,197  5,198,441
         Gross profit                   4,270,338      5,186,012  2,829,569
  Expenses:
         Research & development         2,910,346      3,577,209    844,339
         General & administrative       4,036,271      2,755,063  1,976,735
         Selling & marketing            5,453,934      4,898,274  2,118,264
         Restructuring charge
                       (note 13)             -         1,148,275      -

         Loss from operations         (8,130,213)    (7,192,809) (2,109,769)

  Other income (expense):
         Interest income                   32,182      44,387        15,641
         Interest expense               (968,790)    (160,071)    (136,895)
         Other                           (27,682)       21,537      185,953
                                        (964,290)     (94,147)       64,699

  Loss before income taxes            (9,094,503)   (7,286,956) (2,045,070)

  Income taxes (note 14)                   -              -          -


         Net loss                  $  (9,094,503)   (7,286,956) (2,045,070)

  Preferred stock dividend requirements
                                         (73,234)        -           -

 Net loss applicable to common stock
                                   $  (9,167,737)   (7,286,956) (2,045,070)

  Net loss per common share
                                       $    (.33)        (.33)        (.12)
  Weighted average shares of common stock
  outstanding during the year
                                       27,511,489    21,997,410  16,842,380

See accompanying notes to consolidated financial statements.

                                    F-3

LASERTECHNICS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended December 31, 1995, 1994 and 1993




                                                 Convertible
                                              preferred stock                      Common stock
                                          Shares            Amount           Shares           Amount
Balances at December 31, 1992                0              $0            15,739,089          $157,391

Common stock issued for debt (note 7)        0               0               454,545             4,545
Issuance of common stock, net of
     issuance expenses (note 18)             0               0             2,769,757            27,698
Common stock issued for expenses             0               0                30,748               308
Exercise of common stock options
     (note 11)                               0               0                20,032               200
Net loss                                     0               0                   0                 0
Balances at December 31, 1993                0               0            19,014,171           190,142

Exercise of common stock options
     (note 11)                               0               0                65,830                658
Issuance of common stock, net of issuance
     expenses (note 18)                      0               0              5,998,778            59,988
Translation adjustment                       0               0                    0                 0
Nonvoting convertible common stock issued
     for debt (note 18)                      0               0                    0                 0
Detachable warrants issued in conjunction
     with convertible debt (notes 7 &10)     0               0                    0                 0
Net loss                                     0               0                    0                 0
Balances at December 31, 1994                0               0             25,078,779           250,788

Exercise of common stock options
    (note 11)                                0               0                625,712             6,257
Detachable warrants issued in conjunction
     with convertible debt (notes 7 &10)     0               0                     0                 0
Stock issued for debt, net of unamortized
     discount and expenses (note 7)        2,521,363       3,469,880        1,383,632            13,836
Increasing rate preferred stock discount     0              (126,446)              0                 0
Discount accretion                           0                73,234               0                 0
Conversion feature of debentures issued
     (note 8)                                 0               0                    0                 0
Debentures converted, net of unamortized
     discount and expenses (note 8)           0               0               658,570             6,586
Issuance of convertible preferred stock
     (note 18)                               397,351         600,000               0                 0
Exercise of detachable warrants (note 7)           0               0         534,105             5,341
Foreign currency translation adjustment            0               0              0                 0
Net loss                                           0               0               0                 0

Balances at December 31, 1995                2,918,714      $4,016,668      28,280,798           282,808



                                            Nonvoting
                                            convertible                                Accumu-
                                        common stock                  Paid-in          lated
                                     Shares            Amount         capital          deficit

Balances at December 31, 1992             0               $0       21,549,040      (19,982,425)
Common stock issued for debt (note 7      0               0          495,455                0
Issuance of common stock, net of
     issuance expenses (note 18)          0               0        2,159,175                0
Common stock issued for expenses          0               0           50,501                0
Exercise of common stock options
     (note 11)                            0               0           15,541                0
Net loss                                  0               0                0       (2,045,070)
Balances at December 31, 1993             0               0       24,269,712      (22,027,495)

Exercise of common stock options
     (note 11)                            0               0           59,401                0
Issuance of common stock, net of issuance
     expenses (note 18)                   0               0        5,531,232                0
Translation adjustment                    0               0           27,105                0
Nonvoting convertible common stock issued
     for debt (note 18)              377,684           3,777         355,023                 0
Detachable warrants issued in conjunction
     with convertible debt (notes 7 &10)  0               0           60,000                0
Net loss                                  0               0                0            (7,286,956)
Balances at December 31, 1994            377,684           3,777      30,302,473       (29,314,451)

Exercise of common stock options
    (note 11)                             0               0          450,593                0
Detachable warrants issued in conjunction
     with convertible debt (notes 7 &10)   0               0          207,000                0
Stock issued for debt, net of unamortized
     discount and expenses (note 7)   1,872,158          18,722       2,804,215               0
Increasing rate preferred stock discount    0               0          126,446                0
Discount accretion                          0               0                0          (73,234)
Conversion feature of debentures issued
     (note 8)                               0               0        2,200,000                0
Debentures converted, net of unamortized
     discount and expenses (note 8)         0               0          673,661                0
Issuance of convertible preferred stock
     (note 18)                              0               0                0                0
Exercise of detachable warrants (note 7)    0               0          684,659                0
Foreign currency translation adjustment     0               0         (109,248)               0
Net loss                                    0               0                0       (9,094,503)

Balances at December 31, 1995        2,249,842          22,499      37,339,799       (38,482,188)





                                             Treasury
                                              stock             Total

Balances at December 31, 1992                 (250,000)      1,474,006
Common stock issued for debt (note 7                 0         500,000
Issuance of common stock, net of
     issuance expenses (note 18)                     0       2,186,873
Common stock issued for expenses                     0          50,809
Exercise of common stock options
     (note 11)                                       0          15,741
Net loss                                             0      (2,045,070)
Balances at December 31, 1993                 (250,000)      2,182,359

Exercise of common stock options
     (note 11)                                       0          60,059
Issuance of common stock, net of issuance
     expenses (note 18)                              0       5,591,220
Translation adjustment                               0          27,105
Nonvoting convertible common stock issued
     for debt (note 18)                              0         358,800
Detachable warrants issued in conjunction
     with convertible debt (notes 7 &10)             0          60,000
Net loss                                             0      (7,286,956)
Balances at December 31, 1994                 (250,000)        992,587

Exercise of common stock options
    (note 11)                                        0         456,850
Detachable warrants issued in conjunction
     with convertible debt (notes 7 &10)             0         207,000
Stock issued for debt, net of unamortized
     discount and expenses (note 7)                  0       6,306,653
Increasing rate preferred stock discount             0               0
Discount accretion                                   0               0
Conversion feature of debentures issued
     (note 8)                                        0       2,200,000
Debentures converted, net of unamortized
     discount and expenses (note 8)                  0         680,247
Issuance of convertible preferred stock
     (note 18)                                       0         600,000
Exercise of detachable warrants (note 7)             0         690,000
Foreign currency translation adjustment              0        (109,248)
Net loss                                             0      (9,094,503)

Balances at December 31, 1995                 (250,000)      2,929,586


See accompanying notes to consolidated financial statements.
F-4

                  LASERTECHNICS, INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

              Years ended December 31, 1995, 1994 and 1993


                           1995           1994           1993
Cash flows from operating activities:
  Net loss              $ (9,094,503) (7,286,956)    (2,045,070)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
  Depreciation and amortization
                              514,988     410,231        185,317
Provision for losses on accounts receivable
                              115,375      65,169         21,008
Provision for product warranty reserve
                               338,250     687,591       116,553
Amortization of financing discount and
  issuance costs              674,232         0            0
  Restructuring charges          0      1,148,275          0
          Write-off of software development costs
                                  0       552,989          0
  (Increase) decrease in:
  Accounts receivable, trade
                          (1,165,875) (1,652,944)      (564,795)
    Inventory             (1,149,528) (1,357,558)      (814,120)
    Inventory deposit       (467,031)     133,666      (270,000)
    Prepaid expenses          104,779   (101,952)       (28,301)
    Other                     163,769    (99,577)      (150,137)
    Increase (decrease) in:
    Accounts & notes payable (42,450)   1,799,923        769,455
    Customer advances       (278,721)   (571,644)      1,246,999
    Commissions payable     (108,575)     196,417         22,557
    Product warranty reserve(348,956)   (523,867)      (145,159)
    Accrued payroll and payroll taxes
                            (147,575)     197,485       (62,734)
    Accrued vacation          (6,685)      66,298         38,588

  Net cash used by operating
    activities           (10,898,506) (6,336,454)    (1,679,839)

Cash flows from investing activities:
  Capital expenditures      (995,518)   (790,409)      (292,939)
  Business acquisitions        0        (100,000)       (50,000)
  Software development         0        (119,251)       (72,439)

  Net cash used by investing
    activities              (995,518) (1,009,660)      (415,378)


                                    F-5
(Continued)
                LASERTECHNICS, INC. AND SUBSIDIARIES

            Consolidated Statements of Cash Flows, Continued


                                 1995        1994           1993
Cash flows from financing activities:
  Borrowings under financing agreements
                        $   7,329,906   3,936,828             0
  Principal payments on financing agreements
                          (2,969,452) (1,770,136)             0
  Proceeds from issuance of convertible debentures
                            7,000,000       0                 0
  Convertible debenture issuance costs
                            (520,000)       0                 0
  Principal payments under capital lease obligations
                            (164,860)   (160,613)       (89,941)
  Net proceeds from issuance of preferred and
    common stock
                            1,683,729   6,355,268      1,850,374

  Net cash provided by financing activities
                           12,359,323   8,361,347      1,760,433
  Net increase (decrease) in
  cash and cash equivalents   465,299   1,015,233      (334,784)
Cash and cash equivalents at beginning of year
                            1,427,058     411,825        746,609

Cash and cash equivalents at end of year
                        $   1,892,357   1,427,058        411,825

Supplemental information:
  Cash paid during the year for interest
                      $       173,619     146,271        136,895
  Conversions to stock (notes 7 and 8):
    Debentures, net of unamortized discount and
    expenses
                      $       659,905            0           0

    Notes payable, net of unamortized discount and
    expenses                5,953,773     345,000        500,000
    Accrued interest          373,222           0              0

  Detachable warrants issued in conjunction with
    convertible debt (note 7)
                      $       207,000      60,000              0


  Conversion feature of debentures issued (note 8)
                       $    2,200,000             0            0


  Receivable from sale of common stock (note 18)
                      $    0                     0        350,000
  Business assets acquired (note 16):
    Fair value of net assets acquired
                           0              779,296         444,144
  Cash paid                0            (100,000)        (50,000)
  Issuance of note payable 0                   0        (150,000)
  Issuance of common stock of subsidiary
                           0                (500)         (2,240)
  Assumption of liabilities0            (881,918)       (241,904)
  Minimum guaranteed royalty
                           0            (281,610)           0

See accompanying notes to consolidated financial statements.
                                    F-6


              LASERTECHNICS, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                 December 31, 1995, 1994 and 1993



(1)  Summary of Significant Accounting Policies

1.
    (a)  Company Organization and Basis of Presentation
          The accompanying consolidated financial statements include the accounts of Lasertechnics, Inc. and its wholly owned subsidiaries Lasertechnics Marking Corp. (LMC) and Quantrad, Inc., its 92 percent owned subsidiary Sandia Imaging Systems Corporation (SIS U.S.), SIS U.S.'s wholly owned French subsidiary Sandia Imaging Systems SA(SIS Europe) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (b) Statements of Cash Flows

          The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    (c) Inventory

          Inventory is valued at the lower of cost or market using the first-in, first-out method.

    (d) Depreciation and Amortization

          Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Assets utilized under capital leases are amortized over the lesser of the term of the lease or the estimated useful life of the asset using the straight-line method.

    (e) Goodwill

          Goodwill represents the excess of cost over net assets acquired in the 1994 acquisition of Printis SARL, (note
            16) and is amortized on a straight-line basis over the expected periods to be benefited (five years). The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results. The amount of goodwill impairment, if any, is measured based on projected, discounted future results using a discount rate equal to prime rate. Amortization expense for the years ended December 31, 1995 and 1994 was $162,530 and $70,837, respectively. Accumulated amortization was $233,367 and $70,837 at December 31, 1995 and 1994,
            respectively.


F-7
(Continued)
    (f) Fair Value of Financial Instruments

          Cash and cash equivalents, accounts receivable, inventory deposit, payable to stockholder, accounts payable, notes payable, customer advances, commissions payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments.

  The fair value of the convertible debentures approximates recorded value because the fair value of the debt and equity components of the financial instrument were valued at the October 1995 issuance date and market conditions have not changed significantly since that date.

  It is not practical to estimate the fair value of capital lease obligations in default since expected cash flows and maturities on this instrument are undeterminable. In addition, the Company may not be able to obtain debt with similar terms in the current market, so an appropriate interest rate could not be estimated.

     (g)  Income Taxes

          Effective January 1, 1993, the Company adopted Financial
            Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The effect of adopting Statement 109 was immaterial to the consolidated financial statements. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (h) Net Loss Per Common Share

          Net loss per common share is based on the weighted average shares of common stock and, if dilutive, common equivalent shares (options, warrants, convertible preferred stock and convertible debt) outstanding during the period. None of the common stock equivalents were dilutive during the periods presented.

    (i) Revenue Recognition

          The Company recognizes revenue on sales of its products either when the products are shipped from the plant or received by the customer, depending on shipping terms.

    (j) Warranty Costs

          The Company warrants its products against defects in material and workmanship for periods ranging from 30 days to two years from the date of installation. The warranty reserve is reviewed quarterly and adjusted based upon the Company s actual historical warranty costs and its estimate of future costs.


F-8
(Continued)
    (k) Research and Development Costs

          Research and development costs are expensed as incurred.

    (l) Advertising Costs

          Advertising costs, all of which are nondirect response advertising, are expensed as incurred. Advertising expense was $317,617, $232,625 and $200,907 for the years ended December 31, 1995, 1994 and 1993. The Company markets its products in both domestic and international markets. Currently, approximately 65 to 75 percent of the Company s sales are in the United States.

  (2) Operations, Liquidity and Going Concern

        The Company s operations in 1995 continued to generate losses. The loss in 1995 significantly exceeded losses in either 1994 or 1993. Although, during 1995, the Company raised approximately $13 million through equity and debt transactions, operations, capital expenditures and debt service requirements utilized all such proceeds by the end of February 1996. In addition, at December 31, 1995 the Company is in default of covenants in its capital lease agreement (note 6).

        The Company s business plan for 1996 is predicated principally upon significant increases in sales for existing SIS products, the successful introduction of new products in both of its business segments, significant improvements in gross margins and reductions in research and development expenditures. Because of the anticipated timing of new product introductions and manufacturing cost reductions, together with the necessity to prepay all or a portion of the balance of its lease obligation financing, the Company will require additional external financing to meet its 1996 requirements. Management believes that it will be able to access external financing sufficient to fund such requirements (note 19). However, there can be no assurance that sufficient additional external financing could be obtained to fund any increases in financing requirements resulting from delays in or inability to significantly increase sales of existing SIS products, successfully introduce planned new products, or achieve gross margin improvements. If the Company is unable to obtain such additional funds, it may be necessary to either reduce or stop certain product development programs, reduce its sales and marketing efforts, dispose of assets or undertake other actions as may be appropriate.

  (3) Termination of Manufacturing Agreement

        In 1993, the Company engaged Wolfensohn International,Inc., a subsidiary of James D. Wolfensohn, Inc., which is an affiliate of a significant stockholder, Wolfensohn Associates, L.P. (Wolfensohn), to provide advisory and investment banking services with respect to a possible strategic alliance with a third-party to develop and manufacture the Company s products. On May 13, 1994, SIS U.S. and Singapore Precision Industries (SPI), a unit of Singapore Technology Industrial Corporation, the technology manufacturing arm of the Singapore government, entered into a contract manufacturing agreementand a distribution agreement whereby SPI is a licensed distributor of SIS products. Concurrently, SPI purchased 826,447 shares of the Company s common stock for $1,000,000 (note 18). Pursuant to the agreement with Wolfensohn the Company paid Wolfensohn $50,000 during 1994 based upon the $1,000,000 SPI stock purchase transaction. The Company does not anticipate that any additional fees will be paid to Wolfensohn International, Inc. pursuant to this agreement.

F-9
(Continued)

        The manufacturing agreement is scheduled to expire on December 31, 1998 and contains cancellation provisions by either party. In the third quarter of 1995 the Company instructed SPI to discontinue production, and subsequently began negotiations with SPI to terminate the manufacturing agreement pursuant to the cancellation provisions of the contract. The cancellation provisions of the contract provide that the Company is required to purchase from SPI, subject to inspection and acceptance by the Company, all inventories owned by SPI in connection with the contract. SPI has asserted that it is due approximately $1,810,000 for inventories previously produced or acquired in connection with the contract, but has not yet permitted the Company to inspect or verify such inventory. At December 31, 1995, the Company has not reflected in the accompanying financial statements either the inventory or obligation as asserted by SPI. The Company, through December 31, 1995, has however, paid $465,000 to SPI as a deposit against the ultimate liability. In addition, the Company expects, based upon negotiations to date, that the ultimate settlement with SPI will also resolve amounts due from, and to, SPI consisting of trade accounts receivable of $720,000 and trade accounts payable of $809,000 (which amounts are reflected in the accompanying balance sheet at December 31,
      1995). If negotiations to terminate the manufacturing agreement are completed, the Company estimates that the inventory to be acquired from SPI will require rework aggregating approximately $500,000, which is not expected to result in the total cost of the inventory exceeding its net realizable value.

    Based upon the progress of negotiations with SPI to date, the Company currently believes that the ultimate outcome of the negotiated termination will not result in losses to the Company, and accordingly, the Company has made no provision for any loss as of December 31, 1995. Neither the final outcome of the negotiations, nor a litigated outcome, in the event a settlement is not reached, can be predicted. Accordingly, the Company s current estimates could change.

  (4) Significant Customers

        One customer accounted for 16 percent and 46 percent of consolidated revenues in 1995 and 1994, respectively. Another customer accounted for 16 percent of consolidated revenuesin 1993.

  (5) Property, Plant and Equipment

        Property, plant and equipment consists of the following:

                       Amortization
                          period        1995         1994

  Property, plant and equipment under capital leases:

2.      Land                          $    336,396     336,396
        Building        lease term       1,235,505   1,235,505
        Machinery and equipment
                        lease term         127,411      65,899
        Research equipment
                        lease term          21,339      21,339
        Furniture and fixtures
                        lease term         363,022     363,022
                                         2,083,673   2,022,161

F-10
(Continued)


                      Amortization
                          period        1995        1994
Accumulated amortization            $(805,930)       (731,761)
    Property, plant and
       equipment under
       capital leases, net            1,277,743      1,290,400
    Other property, plant and equipment:
       Building       14 to 45 years    181,079         95,127
       Leasehold improvements
                        lease term      328,985        327,019
       Machinery and equipment
                       5 to 8 years   1,179,217        987,436
       Demonstration equipment
                       2 to 3 years    480,226
       Research equipment 3 years      139,536          92,194
       Furniture and fixtures
                           5 years       717,684       590,955
                                       3,026,727     2,092,731
       Accumulated depreciation
                                      (1,304,229)   (1,025,950)

       Other property, plant
       and equipment, net               1,722,498    1,066,781
       Property, plant and
       equipment, net                 $ 3,000,241   2,357,181

                                  (6)  Lease Obligations

        In 1983, the Company entered into a long-term capital lease agreement with the City of Albuquerque, New Mexico for office, manufacturing and warehouse facilities and equipment. In connection with the transaction, the City of Albuquerque issued industrial development revenue bonds. The leased assets will revert to the Company upon retirement of the lease obligations and payment of a nominal amount.

    Pursuant to the original agreement, the bondholder has the right to call the bonds starting in November 1993 and in each November thereafter. On October 1, 1993, the Company and bondholder entered into an agreement whereby the Company increased the monthly lease payment by $8,000. This additional prepayment amount started in April 1994 and will be made for a 24 month period. In exchange for the Company s agreement to make these prepayments, the bondholder agreed to waive its right to call the bonds during this 24 month period provided that the Company makes its monthly payments on a timely basis and remains in compliance with the agreement s debt covenants, which require the Company to maintain a current ratio of not less than 1 to 1 and a debt to equity ratio of not more than 3 to 1.

    At December 31, 1995 and 1994, the Company's current ratio was 1.5 to 1 and .82 to 1, respectively, and the debt to equity ratio was 4.0 to 1 and 9.8 to 1, respectively. Accordingly, the Company has classified the entire outstanding balance as a current liability in the accompanying consolidated balance sheet at December 31, 1995 and 1994. In addition to the covenants mentioned previously, the agreement includes a provision whereby the debt can be called anytime the bondholder reasonably believes itself to be insecure.




F-11
(Continued)

Capital lease obligations are as follows:

                                          1995      1994

City of Albuquerque, New Mexico, due monthly
    ($21,177 from January 1995 to March 1996, $13,177
    from April 1996 to maturity) including interest at
    75% of the prime rate of Chase Manhattan Bank
    (6.4% at December 31, 1995) but not less than 8%
    nor more than 14%, maturing September 2008; in
    default at December 31, 1995
                                       $1,113,768   1,248,278

    Other capital leases, due $4,201 monthly, with maturity
       dates through August 1998, including interest ranging
       from 15.15% to 19.4%                 64,272     29,568
Total capital lease obligations          1,178,040  1,277,846
    Less:
       Capital lease obligation in default classified as
       current                          1,113,768   1,248,278
       Current portion of capital leases   28,944      16,518

                                    $      35,328      13,050

The annual aggregate lease payments under capital leases are as follows:

    Year ending December 31
              1996                               $ 1,149,418
              1997                                    26,011
              1998                                    15,743
                                                   1,191,172
    Less amount representing interest               (13,132)

                                                 $ 1,178,040

  (7) Convertible Notes Payable to Stockholders

        In December 1994, the Company entered into agreements to borrow a total of $2,000,000 from J.P. Morgan Investment
      Corporation (JPMIC), a significant stockholder. During 1995, the Company borrowed an additional $6,900,000 from another significant shareholder, Wolfensohn. These borrowings from shareholders were evidenced by unsecured notes bearing interest at 12 percent per annum. Interest and principal were due on demand, but if no demand was made, principal and interest become due and payable at various dates from February 1, 1996 through September 15, 1996. In the event that the Company completed an equity financing of $5,000,000 or more, then JPMIC and Wolfensohn had the right to convert the outstanding principal and interest, or a portion thereof, into voting or nonvoting common stock of the Company at the price per share paid by the investors in the equity financing. In connection with these note agreements, JPMIC and Wolfensohn also received warrants to purchase the Company s common stock (see note 10).




F-12
(Continued)
       Although the Company did not complete an equity financing of $5,000,000, the Company agreed to convert $6,210,000 of the debt plus accrued interest of approximately $353,000 held by the shareholders above into a combination of common stock, nonvoting common stock and preferred stock evidenced by debt to equity conversion agreements. In addition, the Company paid Wolfensohn $2,000,000 of principal out of the proceeds of the convertible debenture private placement (note 8). The remaining outstanding debt to Wolfensohn was repaid when Wolfensohn exercised 534,105 warrants to purchase common stock (note 10) resulting in total proceeds of $690,000. The following table summarizes the 1995 convertible note payable conversion activity:


                              Conver-
                               sion
                              price                    Shares of
                       Amount   per                       stock
  Date Noteholder converted share Class of stock received May 1995 JPMIC $ 314,450 0.95 Voting common 331,000
May 1995 JPMIC      1,778,550   0.95 Nonvoting common  1,872,158
May 1995 Wolfensohn 1,000,000   0.95 Voting common     1,052,632
Aug.1995 Wolfensohn 1,500,000   1.30 Series A preferred1,153,846
Sept.1995Wolfensohn 1,500,000   1.42 Series B preferred1,056,338
Dec.1995Wolfensohn    469,879   1.51 Series C preferred  311,180

                  $ 6,562,879

 During 1992, the Company entered into an agreement to borrow $750,000 from three stockholders. The loans were secured by certain inventory, accounts receivable and common stock of the Company, and were due on December 31, 1993. Interest which was payable at maturity, accrued at a rate equal to the prime rate.
The stockholders had the option to be repaid in the Company s unregistered common stock based upon 80 percent of the average publicly traded price during the 30 days prior to conversion. One stockholder converted his $250,000 note plus $6,500 of accrued interest into common stock during 1992. In March 1993, and as part of a separate private placement transaction (see note 18), the remaining two stockholders converted their notes into 454,545 shares of common stock based upon an adjusted price per share equal to 73 percent of the average publicly traded price of the stock during the 30 days prior to conversion.

  (8) Convertible Debentures

        In October 1995, the Company completed a $7,000,000 private placement of 10 percent convertible debentures maturing in October 1998. The debentures plus accrued interest are convertible by the holder into unregistered common stock of the Company as follows: (a) between October 11, 1995 and November 25, 1995 at an exercise price of $2.34375, (b) between November 26, 1995 and December 25, 1995, one-half of the debentures can be converted at the lesser of $2.34375 or 85 percent of the average five day closing bid price of the Company s stock prior to conversion, and (c) after December 25, 1995, and during the term of the debentures, all debentures can be converted by the holder under the same terms described in
      (b). The Company has the right to force conversion under the following conditions: (a) after October 2, 1996, the Company can force conversion to common stock at the lesser of $2.34375 or 85 percent of the average 5-day closing bid


F-13
(Continued)
      price of the Company s common stock prior to conversion, and (b) anytime the Company s stock trades at $3.80 per share or better for 10 consecutive days, the Company may require debenture holders to convert each debenture at the lesser of $2.34375 or 80 percent of the closing bid price of the Company s stock on the day that the Company provides notice of conversion to the holders. The common stock has registration rights under certain circumstances. The Company assigned a value of $2,200,000 to the conversion feature of the debentures which will be amortized ratably as an interest rate adjustment over the life of the debentures resulting in a 25 percent effective yield. During 1995, $1,025,000 face amount of debentures plus $20,342 of accrued interest were converted into 658,570 shares of common stock.

  (9) Preferred Stock

        The Company has three classes of preferred stock, Series A, B and C. The preferred stock ranks as senior to the Company s common stock as to dividend and liquidation rights. Each share is convertible at the option of the holder into voting common stock on a one share for one share basis and is entitled to vote as if converted into voting common stock. The Company may redeem the preferred stock at anytime at stated value plus accrued dividends.

        The Series A and B preferred stock accrue dividends at the following rates: 0 percent through December 31, 1995; 5 percent January 1, 1996 through March 31, 1996; 7.5 percent April 1, 1996 through June 30, 1996 and 10 percent thereafter. Series C preferred stock accrues dividends at 0 percent through December 31, 1995 and 10 percent thereafter. Dividends are payable within 15 days following each calendar quarter in cash or in additional shares of preferred stock at the option only of the Company through June 30, 1996 (September 30, 1996 for Series C). After June 30, 1996 (September 30, 1996 for Series
      C), dividends are payable in cash or additional shares of preferred stock at the option only of the stockholder. There were no dividends in arrears at December 31, 1995.

    A discount has been recorded equal to the present value of the difference between the actual dividends that will be paid and the 10 percent perpetual dividend amount, calculated over the increasing dividend rate period. The discount will be amortized to provide a constant effective dividend rate. The 1995 discount amortization was $73,234.

  (10)  Common Stock Warrants

        During 1995, the Company agreed to issue an unrelated third-party up to 65,000 warrants to purchase the Company's voting common stock at $2.00 per share in connection with an investor relations agreement. The issuance of the 65,000 warrants is conditioned upon an increase in the Company s stock price to specified levels, none of which had been reached as of December 31, 1995. This agreement expires in September 1996 and any warrants issued will expire in 5 years after the issuance. In addition, the Company issued unrelated employees of the investor relations firm 100,000 warrants to purchase its voting common stock at $1.50 per share and 75,000 warrant to purchase its voting common stock at $2.50 per share.




F-14(Continued)

        In connection with a 1994 investor relations agreement, the Company agreed to issue an unrelated third party up to 110,000 warrants to purchase its voting common stock at $1.22 per share. Warrants for the purchase of 20,000 shares of voting common stock were issued upon execution of the agreement, February 15, 1994. Issuance of the other 90,000 warrants was conditioned upon an increase in the Company's stock price to specified levels to be measured at three points in time. Although the first target price level was not achieved under the original terms of the agreement, the Company's stock rose to the targeted level soon thereafter. The Company amended the original agreement and the first 30,000 conditional warrants were issued. However, the other target stock prices set out in the agreement were not met so the final 60,000 conditional warrants were not issued. The 50,000 issued warrants expire February 15, 1999.

    During 1995 and 1994, the Company entered into several convertible notes payable agreements with JPMIC and Wolfensohn (note 7). In conjunction with these agreements JPMIC received detachable warrants to purchase 58,824 (December 14, 1994) and 66,225 shares of the Company s common stock. The exercise price of the warrants is the lesser of (i) $1.70 per share (December 14, 1994) or $1.51 per share (December 29, 1994) or
  (ii) the price per share realized in an equity financing completed prior to December 31, 1995. No such financing was completed. The warrants have not been exercised and they expire in December 1999. The value allocated to the warrants, $60,000, was reflected as a discount on the convertible promissory notes and was being amortized ratably over the one year stated term of the notes. JPMIC converted their debt during 1995 and the unamortized portion of this discount was netted against additional paid-in capital as of the date of conversion (note 7).

    In conjunction with the Wolfensohn convertible notes payable agreements, the noteholder received detachable warrants to purchase 534,105 shares of the Company s common stock. The warrants were fully exercised in 1995 at an aggregate price of $690,000, and an exercise range of $1.01 to $1.76 per share. The value allocated to the warrants, $207,000, was reflected as a discount on the convertible promissory notes and was being amortized ratably over the one year stated term of the notes. Wolfensohn converted their debt during 1995 and the unamortized portion of the discount was netted against additional paid-in capital as of the date of conversion (note 7).

    In connection with the convertible debenture private placement (note 8), a five year warrant to purchase 222,222 shares of the Company s common stock, priced at 20 percent above the $2.34375 closing price, or $2.81 per share, was issued to the placement agent as part of the placement fee.

A summary of the warrants activity is as follows:

                                      Warrants    Price per
                                     outstanding    share

    December 31, 1993
       Warrants issued                  175,049      1.22 - 1.70
    December 31, 1994                   175,049
       Warrants issued                  756,327      1.01 - 2.81
       Warrants exercised             (534,105)      1.01 - 1.76

    December 31, 1995                   397,271      1.22 - 2.81

F-15
(Continued)

  (11)  Stock Options

        The Company had a key employee stock option plan (the 1981
      Plan) that terminated on November 29, 1991. Under the 1981 Plan, 113,388 shares of the Company s common stock have been reserved for the outstanding options, all of which are exercisable at a price of $.66 per share through December 21, 2000, at which time they expire.

The following information is a summary of the stock options under the 1981 Plan:

                                                Options
                                              outstanding
    December 31, 1992, all exercisable            154,945
       Options exercised                         (16,032)
       Options expired                              (714)
    December 31, 1993, all exercisable            138,199
    Options exercised                            (19,955)
    December 31, 1994, all exercisable            118,244
       Options expired                            (4,856)

    December 31, 1995, all exercisable            113,388

        On May 29, 1991, the Company s stockholders approved a key employee stock option plan (the 1991 Plan) that is authorized to issue 1,000,000 shares of the Company s common stock which have been reserved. The 1991 Plan will terminate on May 28, 2001, or on such earlier date as the Board of Directors may determine.

        The following information is a summary of the stock options under the 1991 Plan:

                                    Options            Price
                                  outstanding        per share
    December 31, 1992                 90,000     $   .82    1.29
       Options exercised             (4,000)                1.29
       Options expired               (1,000)                1.29
       Options issued                226,000         1.00   1.75
    December 31, 1993                311,000          .82   1.75
       Options exercised             (5,875)         1.00   1.29
       Options expired              (18,500)         1.00   1.75
       Options issued                 30,000                1.75
    December 31, 1994                316,625          .82   1.75
       Options exercised            (55,875)         1.00   1.29
       Options expired              (14,600)          .82   1.00
       Options issued              50,000                   1.58

    December 31, 1995                296,150       $ 1.00   1.75

        At December 31, 1995, 203,525 of the above options are exercisable.


F-16
(Continued)

       In addition to stock options issued under the key employee stock option plans, the Company has issued stock options to various members of the Board of Directors, officers and employees of the Company and to unrelated individuals and companies in exchange for services. The options are exercisable at various prices and dates, have various vesting requirements and expire at various times through December 7, 2000. The following information is a summary of the stock options available, all of which have common shares reserved, under these plans:

                                         Options            Price
                                       outstanding           per
                                                            share
    December 31, 1992, all exercisable  2,222,250 $   .50   2.00
       Options expired                  (240,000)     .60   2.00
       Options issued                     115,000    1.22   1.74
    December 31, 1993, all exercisable  2,097,250     .50   1.74
       Options expired                   (65,000)     .80   1.22
       Options issued                     157,624    1.28   1.34
    December 31, 1994, all exercisable  2,189,874     .50   1.74
       Options exercised                (569,837)     .60   1.45
       Options expired (note 12)      (1,400,000)     .50
       Options issued                      77,587    1.24   1.45

    December 31, 1994, all exercisable    297,624  $ 1.22   1.74

        At December 31, 1995, 235,124 of the above options are exercisable.

    SIS U.S. has issued stock options to various members of the Board of Directors, officers and employees of SIS U.S. and SIS Europe to purchase SIS U.S. common stock. The options have various vesting requirements and expire at various times through November 16, 2004. The following is a summary of the SIS U.S. stock options available:

                                      Options           Price
                                   outstanding        per share
December 31, 1992                           -        $   -
    Options issued                        190,000            .01
    Options exercised                    (10,000)            .01
December 31, 1993                         180,000            .01
       Options exercised                  (5,000)            .01
       Options expired                   (17,500)            .01
       Options issued                      70,000      .01   .50
    December 31, 1994                     227,500      .01   .50
       Options exercised                 (45,000)            .01
       Options expired                   (45,000)      .01   .50
       Options issued                      40,000            .50

    December 31, 1995                     177,500     $ .01  .50


F-17
(Continued)
       At December 31, 1995, 95,208 of the above options, all of which have common shares reserved, were exercisable according to the various vesting requirements.

  (12)  Commitments and Contingencies

        The Company has entered into license agreements that provide for royalty payments based on various percentages of certain product sales. Royalty expenses under these agreements for the years ended December 31, 1995, 1994 and 1993 were approximately $151,000, $248,000 and $63,000, respectively.

    On February 28, 1996, an investor group filed suit against the Company. This lawsuit arises out of the Company s refusal to recognize the investor group s attempt to exercise an option to purchase 1,400,000 shares of Lasertechnics common stock at $.495 per share (note 11). The option had been granted to the Company s former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company s former President and CEO and was not transferable to third-parties. The lawsuit seeks issuance and registration of the 1,400,000 shares upon payment of the exercise price, or in the alternative, monetary damages which the investor group alleges to be not less than $2,800,000. Lasertechnics believes the claim is without merit and will vigorously oppose it. At December 31, 1995, management estimates that the ultimate outcome will not have a materially adverse effect upon the Company s financial condition or results of operations. Management s estimates could change depending on how the lawsuit progresses.

    On March 15, 1996, LMC was notified about a potential future patent infringement claim by a competitor relating to LMC s electronic code changing device. LMC does not believe that its product infringes on the identified patent, but it is in the process of employing special patent counsel to investigate the merits of the potential claim. Management currently estimates that the ultimate outcome of this claim will not have a materially adverse effect upon the Company s financial position or results of operations. Management s evaluation may change depending upon the results of its investigation.

  (13)  Restructuring Charge

        During the fourth quarter of 1994, SIS U.S. and SIS Europe recorded restructuring charges of $1,148,275 to adjust the net carrying value of certain inventory to its estimated net realizable value. The provision was principally necessitated by the planned discontinuance of the digital image recorder product line and the introduction of a new generation plastic card printer product. The provision was estimated by management based on a review of the market for its products and the anticipated net revenues, less disposal costs, to be received from the sale of this inventory.



F-18
(Continued)
  (14)  Income Taxes

        Due to the Company s losses, no income tax expense was recorded for the years ended December 31, 1995, 1994 and 1993. At December 31, 1995, the Company had a net operating loss carryforward of approximately $22,000,000 for U.S. federal income tax purposes, which will begin expiring in 1997. Of this federal net operating loss carryforward approximately $11,000,000 is available for state income tax purposes. The tax benefit (approximately $7,500,000) of the net operating loss carryforward has been fully offset by a valuation allowance, since the Company cannot currently conclude that it is more likely than not that the benefit will be realized. The valuation allowance increased by approximately $3,000,000 during 1995. Because of expected conversions of existing convertible debt, a change in ownership, as defined for purposes of the Internal Revenue Code, could occur in 1996 that would limit the annual utilization of the U.S. federal net operating loss carryforward under applicable Internal Revenue Service regulations. Additionally, the Company had approximately $400,000 and $40,000, respectively, of research and development and investment tax credit carryforwards. The carryforwards expire beginning from 1997 to 2006. In addition, the Company has available a capital loss carryforward of $1,950,000 which fully expires in 1996.

  (15)  Export Sales

        Export sales totaled approximately $4,991,000, $4,191,000 and $2,038,000 in 1995, 1994 and 1993, respectively.

  (16)  Acquisitions

        Printis, SARL

    On February 19, 1992, the Company purchased a 43 percent equity interest in Printis, SARL (Printis) of Paris, France for approximately $279,000. In April 1994, SIS Europe purchased the remaining 57 percent equity interest in Printis for $100,000 cash, 50,000 shares of SIS U.S. common stock and minimum royalties totaling approximately $282,000 through 1999. This acquisition was accounted for using the purchase method of accounting and resulted in goodwill of approximately $485,000. During 1995 Printis was merged into SIS Europe.

    Media Imaging Technology Corp.

        On October 29, 1993, SIS U.S. acquired the assets and certain liabilities of Texas-based Media Imaging Technology Corp.
      (MITC) for $50,000 cash, a $150,000 note payable over a twelve-month period, a minority stock interest in SIS U.S. and the assumption of $241,904 of MITC liabilities. The acquisition has been accounted for using the purchase method of accounting. MITC is a producer of imaging software and photographic image transmitters. Approximately $394,000 of the acquisition price was allocated to purchased software and capitalized as an asset on SIS s balance sheet. During 1994 and 1993 SIS U.S. capitalized costs to modify the software. However, in the fourth quarter of 1994 SIS U.S. determined that the market for the product was not viable and all marketing and sales efforts ceased. As a result, SIS U.S. wrote-off the unamortized balance of purchased and internally developed software costs of $375,000 during 1994. The write-off is classified as research and development expense in the accompanying financial statements.

F-19
(Continued)
  (17)  Segment Information

        Business Segments

    The Company operates with its product groups organized into two business segments; marking and imaging. Operations in marking involve the production and sale of laser systems which mark products with a serial number, logo or bar code. Imaging operations involve the sale of plastic card printers.

    Operating results and other financial data are presented in the information which follows for the principal business segments of the Company for the years ended December 31, 1995, 1994 and 1993. General corporate assets and expenses are allocated to the respective business segments.

                        Marking        Imaging     Consolidated
1995:
Sales               $ 10,308,154   (a)3,121,577       13,429,731
Loss from operations   (195,374)    (7,934,839)      (8,130,213)
Identifiable assets (c)8,797,832      5,844,770       14,642,602
Capital expenditures     354,990        640,528          995,518
Depreciation             218,466        133,991          352,457

1994:
Sales               $ 11,963,399   (a)3,892,810       15,856,209
Loss from operations   (416,160)    (6,776,649)      (7,192,809)
Identifiable assets (c)6,497,792      4,212,664       10,710,456
Capital expenditures     417,992        372,417          790,409
Depreciation             174,116        139,860          313,976

1993:
Sales              $   6,176,341   (a)1,851,669        8,028,010
Loss from operations   (710,029)    (1,399,740)      (2,109,769)
Identifiable assets (c)5,869,861      1,800,942        7,670,803
Capital expenditures     161,108     131,831(b)          292,939
Depreciation             149,547       2,925(b)          152,472



  (a) Sales of marking products to single customers were $2,171,000, $7,296,000 and $1,300,000 in 1995, 1994 and
        1993 which represents, 21, 61 and 21 percent of marking sales, respectively.

  (b) Prior to July 31, 1993, the marking and imaging business segments operated in the same physical location. Through that date the marking segment made all capital expenditures for both business segments and then allocated a portion of depreciation expense to the imaging division through the Company s normal expense allocation process. Consequently, the segment data presented only reflects imaging capital expenditures and depreciation for activity occurring subsequent to July 31, 1993.

  (c) Identifiable assets by business segment are those assets used in the Company s operations in each segment.

F-20 (Continued)
        Geographic Segments

        The Company operates primarily in the United States and France. Operating results and other financial data are presented in the information which follows for the principal geographic segments of the Company.

           United                 Intercompany
         States (g)       France  Activity (f)     Consolidated


1995:
Sales     $ 11,730,377   2,549,943   (850,589)(d)     13,429,731
Loss from operations
           (6,565,747) (1,557,388)        (7,078)    (8,130,213)
           Identifiable assets (e)
            16,157,790   2,520,500    (4,035,688)     14,642,602

1994:
Sales     $ 13,722,594   2,831,014   (697,399)(d)     15,856,209
 Loss from operations
           (5,644,499) (1,511,232)       (37,078)    (7,192,809)
           Identifiable assets (e)
            10,371,137   3,639,280    (3,299,961)     10,710,456

1993:
Sales    $   7,953,267      74,743                     8,028,010
Loss from operations
           (1,962,740)   (147,029)                   (2,109,769)
           Identifiable assets (e)
             7,631,346     495,813      (456,356)      7,670,803

(d) Sales between geographic regions are recorded at amounts above cost in accordance with the rules and regulations of the governing tax authorities.

(e) Identifiable assets by geographic segment are those assets used in the Company s operations in each segment.

(f)   Intercompany activity is eliminated in consolidation.

(g) All corporate activity and assets are included in the United States geographic segment.

  (18)  Stock Issuances

        At the annual meeting of the Board of Directors on July 28, 1995, the Board authorized the issuance of up to 10 million shares of convertible preferred stock, increased the number of authorized shares of nonvoting stock from 5,000,000 to 8,500,000 and decreased the number of authorized shares of voting common stock from 45,000,000 to 41,500,000. During the year, the Company s Board established three classes of convertible preferred stock, Series A, B and C, with each class being convertible into one share of the Company s voting common stock.

    On December 27, 1995, the Company issued 198,676 shares of convertible preferred stock to Wolfensohn for cash totaling
  $300,000 and an additional 198,675 shares of convertible preferred stock to an affiliate of Wolfensohn for cash totaling
  $300,000.

    In January 1994, the Company issued 272,331 shares of its unregistered common stock to Wolfensohn at a per share price of approximately $.73. The $200,000 proceeds from this sale were principally utilized by SIS U.S. in its acquisition of Printis (note 16).

F-21
(Continued)
      In June 1994, the Company issued 826,447 shares of its unregistered common stock at $1.21 per share (total of $1,000,000) to SPI. Under the terms of the agreement, a nonvoting representative of SPI is entitled to attend Lasertechnics, Inc., board meetings. Concurrently with SPI's purchase of common stock, SIS U.S. entered into a contract manufacturing agreement and a distribution agreement with SPI (see note 3).

    In July 1994, the Company issued 4,900,000 shares of its unregistered common stock to JPMIC at $.95 per share (total of $4,655,000). The Company also issued a $345,000 convertible note payable bearing interest at 10 percent and convertible at $.95 per share into nonvoting convertible common stock of the Company. The nonvoting convertible common stock is convertible into voting common stock on a one share for one share basis.
  On November 29, 1994, the convertible note payable plus interest was converted into 377,684 shares of the Company s nonvoting convertible common stock. Under the terms of the stock purchase agreement JPMIC is entitled to one seat on the Board of Directors.

    On March 29, 1993, and in conjunction with a private placement transaction, the Company issued 727,273 shares of its common stock to three stockholders for $800,000 cash and also issued 454,545 shares of its common stock for the conversion of $500,000 of convertible debt (see note 7).

    On October 28, 1993, the Company issued 2,042,484 shares of common stock to two stockholders for cash totaling $1,500,000. At December 31, 1993, $350,000 of cash proceeds still owed to the Company from this issuance was recorded as a receivable from the sale of common stock in the accompanying consolidated balance sheet. The $350,000 was received by the Company in January 1994.

  (19)  Subsequent Event

        On March 15, 1996, the Company completed a $5,500,000 private placement of 10 percent convertible subordinated debentures maturing March 1, 1999. The debentures are convertible into the Company s common stock at the option of the holder at the lesser of $2.00 per share or 85 percent of the average 5-day closing bid price of the Company's stock prior to conversion, subject to certain holding requirements. The Company has the right to force conversion at any time after March 1, 1997 utilizing the formula described above. The Company also has the right to redeem the debentures for cash upon notice of conversion by a holder or at anytime after March 1, 1997. All outstanding debentures shall automatically be converted into the Company s common stock at maturity.














F-22




                      Independent Auditors  Report on
                        Financial Statement Schedule




The Board of Directors and Stockholders
  Lasertechnics, Inc.:


  Under date of March 8, 1996, except as to the last paragraph of note 12 and note 19 which are as of March
  15, 1996, we reported on the consolidated balance sheets of Lasertechnics, Inc. and subsidiaries as of December
  31, 1995 and 1994, and the related consolidated statements of operations, stockholders equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule
  II. This financial statement schedule is the responsibility of the Company s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  The audit report on the consolidated financial statements of Lasertechnics, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company s recurring losses from operations, and resulting continued dependence upon access to additional external financing, raise substantial doubt about the Company s ability to continue as a going concern. This financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.




                              KPMG PEAT MARWICK LLP




  Albuquerque, New Mexico
   March 8, 1996, except as to
   the last paragraph of note 12
   and note 19 to the consolidated
   financial statements, which are as of
   March 15, 1996


                                    S-1

                        Schedule II



   LASERTECHNICS, INC. AND SUBSIDIARIES

                                 Valuation and Qualifying Accounts

                           Years ended December 31, 1995, 1994 and 1993




                               Additions
                  Balance       charged
                    at            to                    Balance
                 beginning       costs                  at end
                    of            and                     of
    Description   period       expenses Deductions      period


For the year ended December 31, 1995:
  Reserves and allowances deducted from
     asset accounts - allowance for
          doubtful accounts
                  $ 170,010     115,375   (7,122)(a)     278,263

  Product warranty reserve
                  $ 261,138     338,250 (343,385)(b)     256,003

For the year ended December 31, 1994:
  Reserves and allowances deducted from
  asset accounts - allowance for
  doubtful accounts
                  $ 104,841      65,169                  170,010

  Product warranty reserve
                 $   97,415     687,591    (523,868)

(b)261,138

For the year ended December 31, 1993:
  Reserves and allowances deducted from
  asset accounts - allowance for
  doubtful accounts
                  $ 222,535      21,008 (138,702)(a)     104,841

  Product warranty reserve
                  $ 126,021     116,553 (145,159)(b)      97,415

(a)  Charge-offs.
(b)  Actual costs incurred.

INDEPENDENT AUDITOR'S CONSENT

The Board of Directors
Lasertechnics, Inc.:

We consent to incorporation by reference in the registration statements No. 33-42214 and 33-98160 on Form S-8 of Lasertechnics, Inc. and subsidiaries of our report dated March 8, 1996, except as to the last paragraph of footnote 12 and footnote 19 which are as of March 15, 1996, relating to the consolidated balance sheets of Lasertechnics, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 1995, which reports appear in the December 31, 1995 annual report on For 10-KSB of Lasertechnics, Inc.

Our report dated March 8, 1996, except as to the last paragraph of footnote 12 and footnote 19 which are as of March 15,1996, contains an explanatory paragraph that states that the Company's recurring losses from operations and resulting continued dependence upon access to additional external financing together with the default on a capital lease obligation raise consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG PEAT MARWICK LLP

Albuquerque, New Mexico
March 29, 1996




[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               SEP-30-1995
[CASH]                                             453
[SECURITIES]                                       000
[RECEIVABLES]                                     3515
[ALLOWANCES]                                       506
[INVENTORY]                                       4628
[CURRENT-ASSETS]                                  8964
[PP&E]                                             228
[DEPRECIATION]                                     132
[TOTAL-ASSETS]                                   12306
[CURRENT-LIABILITIES]                            11237
[BONDS]                                             00
[PREFERRED-MANDATORY]                              000
[PREFERRED]                                       3000
[COMMON]                                           290
[OTHER-SE]                                       -2191
[TOTAL-LIABILITY-AND-EQUITY]                     12306
[SALES]                                           9944
[TOTAL-REVENUES]                                  9944
[CGS]                                             6288
[TOTAL-COSTS]                                     9234
[OTHER-EXPENSES]                                   -16
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 654
[INCOME-PRETAX]                                  -6217
[INCOME-TAX]                                         1
[INCOME-CONTINUING]                                  1
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     -6217
[EPS-PRIMARY]                                     -.23
[EPS-DILUTED]                                     -.23