Form 10KSB/A
period 1995-12-31
LASERTECHNICS INC
filed 1996-04-04
CIK 710597

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                FORM 10-KSB/A-1

                                AMENDMENT NO. 1
[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
(Mark One) For the fiscal year ended December 31, 1995

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
            For the transition period from         to
                                           -------    -------

                    Commission file number   0-11933
                                           -----------
                            LASERTECHNICS, INC.
- --------------------------------------------------------------------------------
                (Name of small business issuer in its charter)
        Delaware                                    85-0294536
- --------------------------------------------------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


   5500 Wilshire Avenue, N.E., ALBUQUERQUE, NEW MEXICO   87113
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

     Issuer's telephone number. (505) 822-1123
                                --------------

Securities registered under Section 12(b) of the Exchange Act:
     Title of each class              Name of each exchange on which registered
         None
        ------                                        ------

Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock. Par Value $.01 Per Share
                    --------------------------------------
                               (Title of class)

The Company's securities are registered with NASDAQ.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

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



                        (ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No
                                                  ---     ---

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

Transitional Small Business Disclosure Format (Check one):
Yes    ; No  X
    ---     ---

                             Table of Contents



PART I                                                       Page

     Item 1.   Business....................................    4

     Item 2.   Properties...................................  12

     Item 3.   Legal Proceedings............................  12

     Item 4.   Submission of Matters to a Vote of
               Security Holders.............................  13

PART II

     Item 5.   Market for the Registrant's Common Equity
               and Related Stockholder Matters..............  13

     Item 6.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...................................  14

     Item 7.   Financial Statements and Supplementary Data..  22

     Item 8.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.......  22

PART III

     Item 9.   Directors and Executive Officers of the
               Registrant...................................  22

     Item 10.  Executive Compensation.......................  25

     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management........................  25

     Item 12.  Certain Relationships and Related
               Transactions.................................  25

     Item 13.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K..........................  26

SIGNATURES..................................................  30

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

Laser Markers. LMC designs, manufactures and markets laser marking systems that
- -------------
are used by manufacturers to place lot numbers, expiration dates and other information on diverse products and packages. Since inception LMC has steadily moved toward providing CO/2/ (carbon dioxide) gas laser markers that are easily integrated into a wide range of sophisticated and demanding high speed product packaging facilities. The Blazer 6000/TM/ is a water cooled CO/2/ pulsed gas lasers used in the on-line marking of industrial and consumer products. In 1995, LMC introduced the BlazerJet/TM/ dot-matrix coders. BlazerJet/TM/ offers a higher degree of programmability to solve a greater number of packaging problems. A large number of codes can be stored and called up for use with a few simple key strokes. BlazerJet/TM/ units were shipped in the third quarter of 1995 and LMC expects to make shipments of production version BlazerJets/TM/ throughout 1996. LMC's marking systems, typically, solve problems related to four main product identification needs:

Perishables. Perishables such as food, dairy and beverage products require a
- -----------
variety of date information to provide accurate product freshness information. These products are manufactured in facilities that demand impeccable cleanliness and are characterized by extremes in temperatures and stringent wash-down requirements. LMC's products can tolerate a wide range of temperature conditions. Further, they are enclosed in a rugged stainless steel enclosure with smooth, easily cleaned surfaces, allowing them to handle the harshest demands of wash-down routines. Date information is dependably provided with simple, manually changed stencil systems, automated programmable datecode changers and special software.

Traceability. Product traceability concerns, especially in the medical and
- ------------
pharmaceutical industries, require variable batch information to meet ever-increasing government regulations, thereby enhancing the producer's ability to limit and defend its liability in consumer product liability claims. In such packaging environments, reliability of the marker products is especially important. Product identification marking in the form of batch numbers, serialized part numbers, logos or corporate names are easily handled by LMC's products. In addition, laser marks are permanent because they burn the mark into a thin surface layer of the product or package.

High Throughput. High speed packaging lines cannot use the slower contact
- ---------------
methods for identifying products. The Company's Blazer 6000/TM/ can operate at speeds exceeding 1800 marks per minute and easily provide legible information on fragile and/or thin materials with irregular surfaces or limited space. The Blazer marks so fast (about one-millionth of a second per mark) that it has proved possible to mark at the highest speeds required by packaging equipment manufacturers with which the Company has integrated the Blazer system. High line speeds are accommodated by the Blazer's simple computer-based controller that interfaces easily with the most modern packaging line control equipment. Low speed lines are more ideal for the company's BlazerJet/TM/ product.

Environmental Concerns. Packagers seeking a product identification system that
- ----------------------
must eliminate the problems inherent with expensive and hazardous inks and solvents are increasingly using lasers. The solvents used in many industrial ink jet coders are potentially harmful to the environment as well as the health of personnel who handle them. In addition, many inks used in marking contain solvents which are classified as hazardous substances by the EPA and, as such, are becoming more and more expensive to handle as government regulations become more stringent. The Company's products neither use nor produce hazardous waste substances as they consume nothing but electricity, water and non-toxic laser gas. Thus the Blazer and BlazerJet/TM/ offer a safe, environmentally clean and highly reliable product marking alternative to ink jet coding.

The Company believes that a worldwide move by packagers to laser marking places it in a unique position to leverage its position as the largest U.S. manufacturer of high speed, laser-based product coding equipment.

Dependence on Sales. In 1994, the Company sold $7,296,000 of Blazer products and
- -------------------
service to Anheuser-Busch as a result of a single large order received in 1993. While the Company continues to provide parts and service to Anheuser-Busch, the completion of this major order in the first quarter of 1995 resulted in a decrease of approximately $5,125,000 in overall sales to Anheuser-Busch of laser marking products for the year 1995.

IMAGING

Photo Quality Plastic Card Printers. SIS offers a family of plastic card
- -----------------------------------
printers. During 1995, SIS added four-, five-, six-and seven-station models to its line of Mono and Multi-station plastic card printer line. SIS has the ability to offer customized printers for identification and credit card applications. In the fourth quarter of 1993 SIS shipped the first production product in the plastic card printer family. Plastic card products accounted for approximately 55% and 80% of SIS's sales in 1994 and 1995 respectively. These sales occurred in over 18 countries around the world. These printers were sold to organizations that need to instantly generate or batch process photographically-customized ID/security and credit cards, such as health care providers, credit card companies, banks, government agencies and immigration authorities. The plastic card printers accommodate cards of any size and shape defined by the ISO (International Standards Organization) card standard. These can be any kind of PVC-based card available today, including plain, magnetic striped, smart (i.e., with on-card microprocessors) or optical storage.

DataGlyphs. The newest product offering from SIS is DataGlyphs. SIS has the sole
- ----------
worldwide rights granted by Xerox Corporation for the sale of DataGlyphs, a portable database symbology that can be used on pocket sized media, including identification cards. SIS has developed a total card security system called the "Chipless"/TM/ Smart Card Verification System, that combines DataGlyph encryption and encoding technology together with Biometric verification software (the BioGlyph software system), which the company offers through re-seller arrangements. SIS has also developed a customized DataGlyph reader called GlyphScan/TM/ to serve as the scanning device for DataGlyph applications. The DataGlyph system sold together with the plastic card printer family, form a unique total solution for the printing, encoding, securing and verifying functions of card identification applications. The "Chipless"/TM/ Smart Card Verification System can address a variety of applications for financial, immigration and customs, visas, passports, drivers licenses, national identification programs, government entitlement programs, health-care industry and other ID badge applications.

Digital Image Recorder (DIR). The DIR is a high resolution laser based, gray-
- ----------------------------
scaled printer. During 1994 and 1995 the markets for DIR were not materializing as the Company expected. As a result, sales of DIR printers decreased substantially from approximately $825,000 in 1993 to $194,000 in 1994. There were no significant DIR printer sales in 1995. At the end of 1994 SIS determined that the DIR printer had reached the end of its product life cycle and wrote down the value of DIR inventory at December 31, 1994 by approximately $552,000. In November 1995 the Company sold the DIR line of printers for $325,000 and a 10% royalty for two years. The 10% royalty will extend an additional year if the total royalty received during the two-year period is less than $200,000.

SNAPSHOT. SnapShot is a multi-function software package for IBM PCs which
- --------
supports reception, transmission storage and manipulation of photographic-quality images. During 1994 the market for SnapShot did not materialize as expected by SIS. As a result, SIS wrote down the value of capitalized software costs and inventory by approximately $587,000 at the end of 1994. In 1995 there were no sales of this product line and as a result, SIS informed all of its customers in the fourth quarter of 1995 that it will no longer support this product line.


PRODUCT DEVELOPMENT

Marking.  In October 1993 the Company's distribution agreement
- -------
with Lumonics Hull terminated. Under the terms of the contract, LMC was free to develop products that might replace those formerly purchased from Lumonics hull. LMC developed the BlazerJet/TM/ to replace the Xymark laser marking system. This new marker emulates the action of an ink jet system by forming dot matrix characters on moving product. BlazerJet/TM/ utilizes technology licensed from United Technology Optical Systems and DeMaria Electropic Systems and is the first single-laser system of this type to bring the laser tube to the mark point. LMC introduced a prototype of its new BlazerJet/TM/ laser marking system in November 1994. The initial shipments of BlazerJet/TM/ began to select customers in the fourth quarter of 1995.

Imaging. SIS made several technological enhancements of its current generation
- -------
plastic card printer, which increased functionality and reduced manufacturing costs. Because of the specialized requirement of two significant customers, SIS has delayed development of its new generation of plastic card printers. The development efforts employed on these two major contracts will be incorporated into its new generation. SIS will continue the development of its new generation in the second quarter of 1996 which will further enhance the Company's position as an innovator in this emerging market. In addition, the Company will continue to develop the DataGlyph product line which complements the plastic card printer line.

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and development expenditures were $2,910,346, $3,577,209, and $844,339 for the years 1995, 1994, and 1993 respectively.

COMPETITION

Laser Marking. The laser marking business is very competitive because LMC's
- -------------
laser marking products compete with conventional ink and embossing marking equipment. Many of LMC's competitors (both laser and ink jet companies) have considerably greater financial, technical and marketing resources than the Company. LMC's competitors include Videojet Systems Int'l., Alltec GmbH, Image, Domino, Willett and Lumonics, among others.

Imaging. SIS competes with a number of large hardware and software companies.
- -------
The plastic card printers compete with similar products from DataCard, Atlantek, Toppan, Dai Nippon Printing and others.

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

MARKETING

Laser Marking: LMC derives the major portion of its revenues from the sale of
- -------------
laser marking systems. LMC currently markets its products in the Americas, Western Europe, and the Pacific Rim countries through independent sales representatives, who are paid on a commission basis, and distributors who have OEM pricing arrangements. LMC advertises its products by direct mailings of sales brochures, advertising in trade journals, and demonstrations at trade shows and conventions.

Imaging: SIS markets in several parts of the world. In addition to the normal
- -------
marketing channels through the use of OEMs, Value Added Resellers (VARs) and systems integrators, SIS is also marketing directly to the high volume card printing market. SIS believes it has a competitive advantage in the Multi-station high volume card printing market.

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

PATENTS

The Company is licensed under certain patents related to the lasers used by it in its markers. These patents expire at various dates through 2005. The Company also owns and has the worldwide distribution rights to three French patents covering the mechanical parts and assembly of the plastic card printer family of dye sublimation photo-ID printers. In 1995 the Company registered the trade names "Chipless"/TM/ Smart Card and "GlyphScan"/TM/. "The Clean Ones"/TM/ and "Inkless InkJet"/TM/ were registered in 1994. None of the Company products, however, is covered by exclusive controlling patent rights so as to preclude the manufacture of competitive products by others.

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

Item 2.   Properties
          ----------

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


Item 3.   Legal Proceedings
          -----------------

Refer to Note 12 of the Notes to the Consolidated Financial

Statements of December 1995, 1994, and 1993.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

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




                                 Part II

Item 5.   Market for Lasertechnics Common Equity and Related
          --------------------------------------------------
          Stockholder Matters.
          -------------------

The table below sets forth high and low bid prices for the Common Stock during each of the periods indicated, as reported by the National Association of Securities Dealer Automated Quotation System. Such quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions. The Company's stock trades under the symbol LASX.

                              1994 Bid Prices    1995 Bid Prices
                              ---------------    ---------------
Calendar Period               Low       High      Low       High
- ----------------------------------------------------------------

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

Item 6.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

OVERVIEW

SEPARATE BUSINESS UNITS. Late in 1993 the Company announced that it would try to
- -----------------------
be in a position to arrange for the initial public offering of its imaging business segment, Sandia Imaging Systems Corp. (SIS) during the second half of 1994. While it is still the Company's intention to separate the two businesses, the timing will be dictated by the operating and financial performance of the two units. It is expected that the separation should be possible within the next 12 to 24 months. The summarized financial data for the two businesses appears in
Note 17 of the Notes to the Consolidated Financial Statements as of December 31, 1995, 1994, and 1993.

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

The 12% decrease in operating expenses from 1994 to 1995 resulted from the reduction in commissions due to the lower sales and from the completion in the prior year of the major research and development efforts on the new BlazerJet/TM/ system.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt from shareholders to meet its working capital requirements. An increase of $465,299 in the cash and cash equivalents at December 31, 1995 from December 31,1994 was the result of the sale of preferred stock and the sale of convertible debentures. The majority of the $12,879,323 proceeds from financing activities was raised from the sale of $7,000,000 in debentures and other private borrowings. Operating activities used net cash of $10,898,506 primarily for the increase in inventory, amortization of financing discount and issuance costs, and prepaid expenses. The increase in accounts receivable at December 31, 1995 compared to December 31, 1994 is due to a disputed balance with a customer and heavy shipments during the last month of 1995. Inventory at December 31, 1995 increased by $1,149,528 from December 31, 1994 due to a buildup in the new BlazerJet/TM/ inventory for LMC plus SIS inventory for planned sales increase in 1996. Investing activities used net cash of $995,518 for capital expenditures.

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

NASDAQ LISTING: Lasertechnics' Common Stock is listed on the NASDAQ small-capitalization over-the-counter market, which requires a minimum $1,000,000 net capital and surplus for continued listing. Because Lasertechnics' net capital and surplus fell below this limit at September 30, 1995, NASDAQ temporarily put the Company on a "conditional" listing until a new minimum of $2,450,000 in equity was met on December 31, 1995. This was accomplished by debenture owners converting $1,045,342, which includes accrued interest, of debt into common stock and the sale of Series C convertible preferred stock. On January 2, 1996, NASDAQ removed the conditional listing of Lasertechnics' Common Stock and lowered the equity requirement back to $1,000,000. Management forecasts that net capital and surplus will remain in excess of $1,000,000 for 1996.

Restructuring Charge.
- --------------------

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


Item 7.   Financial Statements and Supplementary Data.
          -------------------------------------------

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


Item 8.   Changes in and Disagreements with Accountants on
          ------------------------------------------------
          Accounting and Financial Disclosure.
          -----------------------------------

          None.


                                   Part III

Item 9.   Directors and Executive Officers of the Registrant.
          --------------------------------------------------
          Information with respect to directors and with respect to compliance with Section 16 (a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to Lasertechnics' definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report. The names and ages of the executive officers of Lasertechnics and the year of commencement of their positions with Lasertechnics are as follows:

                                   Positions and Offices
                                   with Lasertechnics and when
     Name                Age       Term of Office Commenced
     ----                ---       ------------------------

Richard C. E. Morgan ...  51       Chairman of the Board (1994) and
                                   Chief Executive Officer (1994)
                                   Chairman of the Board (LMC
                                   1995 & SIS 1993)

Ronald Bencke ..........  56       Vice President and Chief
                                   Financial Officer (1994)
                                   Vice President and Chief
                                   Financial Officer (LMC 1995)

Eugene A. Bourque ......  50       Director(1993)President & CEO
                                   (LMC 1995)

Jean-Pierre Arnuado.....  51       Director(1995) President & CEO
                                   (SIS 1995)

E.A. Milo Mattorano.....  50       Vice President and Chief
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

Item 10.  Executive Compensation.
          ----------------------

Information with respect to executive compensation is hereby incorporated by reference to the Lasertechnics' definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 11.  Security Ownership of Certain
          -----------------------------
          Beneficial Owners and Management.
          --------------------------------

Information with respect to security ownership is hereby incorporated by reference to Lasertechnics' definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.


Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

Information with respect to certain relationships and related transactions is hereby incorporated by reference to Lasertechnics' definitive proxy statement pursuant to Regulation

14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 13.  Exhibits, Financial Statement Schedules and Reports on
          ------------------------------------------------------
          Form 8-K.
          --------

                                                                        Page
                                                                        ----
(a) (1)   Consolidated Financial Statements:
               Independent Auditors' Report                              F-1
          Consolidated Balance Sheets - December 31, 1995
               and 1994                                                  F-2
          Consolidated Statements of Operations - Years
               Ended December 31, 1995, 1994 and 1993                    F-3
          Consolidated Statements of Stockholders' Equity -
               Years Ended December 31, 1995, 1994 and 1993              F-4
          Consolidated Statements of Cash Flows -
               Years Ended December 31, 1995, 1994 and 1993              F-5
          Notes to Consolidated Financial Statements -
               December 31, 1995, 1994 and 1993                          F-7
     (2)  Financial Statement Schedules:
          Independent Auditors' Report on Financial Statement Schedule
                                                                         S-1


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

          10.7 -- Agreement, dated June 28, 1991 between Applied Electron Corporation, Quantrad Corporation, Lasertechnics, Inc. and Wolfensohn Associates L.P. Incorporated herein by reference to Exhibit 10.9 to Lasertechnics' Form 10-K for the year ended December 31, 1991.

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

b)   Reports on Form 8K
     ------------------
     Filed 10/19/95, 12/15/95,1/2/96.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of The Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 2, 1996


                                   LASERTECHNICS, INC


                                   By: /s/Richard C. E. Morgan
                                      ----------------------------
                                          Richard C. E. Morgan
                                          Chairman of the Board &
                                          Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/Richard C. E. Morgan              By: /s/Paul J. Coleman, Jr.
    ------------------------------           ------------------------------
       Richard C. E. Morgan                     Paul J. Coleman, Jr
       Chairman of the Board and                Director
       Chief Executive Officer

By: /s/Ronald Bencke                     By: /s/C. Seth Cunningham
    ------------------------------           ------------------------------
       Ronald Bencke                            C. Seth Cunningham
       Vice President, Chief Financial          Director
       Officer and Principal Account-
       ing Officer

By: /s/Jean-Pierre Arnaudo               By: /s/Theodore F.Patlovich
    ------------------------------           ------------------------------
       Jean-Pierre Arnaudo                      Theodore F.Patlovich
       Director                                 Director

By: /s/E. A. Bourque                     By: /s/Alfred E. Paulekas
    ------------------------------           ------------------------------
       E. A. Bourque                            Alfred E. Paulekas
       Director                                 Director

By: /s/Richard M. Clarke
    ------------------------------
       Richard M. Clarke
       Director

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                Consolidated Financial Statements and Schedule

                          December 31, 1995 and 1994

                  (With Independent Auditors' Report Thereon)

                [KPMG PEAT MARWICK LLP LETTERHEAD APPEARS HERE]


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

                                            /s/ KPMG PEAT MARWICK LLP
                                   -------------------------------------------
                                                KPMG PEAT MARWICK LLP




Albuquerque, New Mexico
   March 8, 1996, except as to the
   the last paragraph of note 12
   and note 19 which are as of
   March 15, 1996

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1995 and 1994



                  Assets                     1995           1994
                  ------                     ----           ----
Current assets:
   Cash and cash equivalents            $  1,892,357      1,427,058
   Accounts receivable - trade,
    less allowance for doubtful
    accounts of $278,263 in 1995
    and $170,010 in 1994                   4,040,247      2,990,145
   Inventory:
    Raw materials                          2,514,746      1,714,433
    Work-in process                          329,700        196,543
    Finished goods                         1,144,904        992,694
                                        ------------   ------------
                                           3,989,350      2,903,670
   Inventory deposit (note 3)                591,630        136,334
   Prepaid expenses                          155,859        265,136
   Other                                     102,459         40,005
                                        ------------   ------------
             Total current assets         10,771,902      7,762,348

Property, plant and equipment,
 at cost, net (notes 5 and 6)              3,000,241      2,357,181

Goodwill (note 16)                           254,546        417,076

Other assets, at cost                        615,913        173,851
                                        ------------   ------------


                                        $ 14,642,602     10,710,456
                                        ============   ============


Liabilities and Stockholders' Equity         1995           1994
- ------------------------------------         ----           ----

Current liabilities:
   Payable to stockholder:
    Convertible notes payable
     (notes 7 and 10)                   $          -      1,940,000
    Notes payable                            200,000              -
   Accounts payable                        3,485,328      3,546,229
   Notes payable                             402,945        488,302
   Customer advances                         426,978        688,246
   Commissions payable                       192,548        301,123
   Product warranty reserve                  256,003        261,138
   Accrued payroll and payroll taxes         299,096        435,467
   Accrued vacation                          205,541        212,226
   Capital lease obligations in
    default (note 6)                       1,113,768      1,248,278
   Current portion of capital lease
    obligations (note 6)                      28,944         16,518
   Other                                     478,396        347,335
                                        ------------   ------------
             Total current liabilities     7,089,547      9,484,862

Convertible debtentures (note 8)           4,405,095              -

Capital lease obligations (note 6)            35,328         13,050

Other                                        183,046        219,957
                                        ------------   ------------
                                          11,713,016      9,717,869
                                        ------------   ------------

Stockholders' equity (notes 7, 8,
 9, 10, 11 and 18):
   Convertible preferred stock,
     no par; 10,000,000 shares
     authorized;
    Series A:  $1.30 stated value;
     1,153,846 shares outstanding
     in 1995 and none in 1994              1,473,394              -
    Series B:  $1.42 stated value;
     1,056,338 shares outstanding
     in 1995 and none in 1994              1,473,394              -
    Series C:  $1.51 stated value;
     708,530 shares outstanding
     in 1995 and none in 1994              1,069,880              -
   Common stock, $.01 par value.
     Authorized 41,500,000
     shares in 1995 and 45,000,000
     shares in 1994; issued and
     outstanding 28,280,798 shares
     in 1995 and 25,078,779 shares
     in 1994                                 282,808        250,788
   Nonvoting convertible common stock,
     $.01 par value. Authorized
     8,500,000 shares in 1995 and
     5,000,000 shares in 1994; issued
     and outstanding 2,249,842 shares
     in 1995 and 377,684 shares
     in 1994.  Convertible into voting
     common stock on a one share for
     one share basis                          22,499          3,777
   Paid-in capital                        37,339,799     30,302,473
   Accumulated deficit                   (38,482,188)   (29,314,451)
                                        ------------   ------------
                                           3,179,586      1,242,587

Less treasury stock, 200,000 common
 shares, at cost                            (250,000)      (250,000)
                                        ------------   ------------
           Total stockholders' equity      2,929,586        992,587

Commitments, contingencies and
 subsequent events
 (notes 2, 6, 12 and 19)                ------------   ------------

                                        $ 14,642,602     10,710,456
                                        ============   ============


See accompanying notes to consolidated financial statements.

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years ended December 31, 1995, 1994 and 1993



                                          1995          1994         1993
                                          ----          ----         ----
  Sales (notes 4 and 15)              $13,429,731    15,856,209    8,028,010

  Cost of sales                         9,159,393    10,670,197    5,198,441
                                      -----------    ----------   ----------
         Gross profit                   4,270,338     5,186,012    2,829,569
  Expenses:
         Research & development         2,910,346     3,577,209      844,339
         General & administrative       4,036,271     2,755,063    1,976,735
         Selling & marketing            5,453,934     4,898,274    2,118,264
         Restructuring charge
          (note 13)                          -        1,148,275         -
                                      -----------    ----------   ----------
         Loss from operations          (8,130,213)   (7,192,809)  (2,109,769)
                                      -----------    ----------   ----------

  Other income (expense):
         Interest income                   32,182        44,387       15,641
         Interest expense                (968,790)     (160,071)    (136,895)
         Other                            (27,682)       21,537      185,953
                                      -----------    ----------   ----------
                                         (964,290)      (94,147)      64,699
                                      -----------    ----------   ----------

  Loss before income taxes             (9,094,503)   (7,286,956)  (2,045,070)

  Income taxes (note 14)                     -             -            -
                                      -----------    ----------   ----------

         Net loss                     $(9,094,503)   (7,286,956)  (2,045,070)

  Preferred stock dividend
   requirements                           (73,234)         -            -
                                      -----------    ----------   ----------

         Net loss applicable to
          common stock                $(9,167,737)   (7,286,956)  (2,045,070)
                                      ===========    ==========   ==========

  Net loss per common share           $      (.33)         (.33)        (.12)
                                      ===========    ==========   ==========
  Weighted average shares of
   common stock outstanding
   during the year                     27,511,489    21,997,410   16,842,380
                                      ===========    ==========   ==========

See accompanying notes to consolidated financial statements.

                     LASERTECHNICS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 1995, 1994 and 1993

                                                Convertible
                                              preferred stock                      Common stock
                                          --------------------------      -----------------------------
                                          Shares              Amount      Shares                 Amount
                                          ------              ------      ------                 ------
Balances at December 31, 1992                      -      $        -      15,739,089           $157,391

Common stock issued for debt (note 7)              -               -         454,545              4,545
Issuance of common stock, net of
     issuance expenses (note 18)                   -               -       2,769,757             27,698
Common stock issued for expenses                   -               -          30,748                308
Exercise of common stock options
     (note 11)                                     -               -          20,032                200
Net loss                                           -               -               -                  -
                                           ---------     -----------     -----------           --------
Balances at December 31, 1993                      -               -      19,014,171            190,142

Exercise of common stock options
     (note 11)                                     -               -          65,830                658
Issuance of common stock, net of issuance
     expenses (note 18)                            -               -       5,998,778             59,988
Translation adjustment                             -               -               -                  -
Nonvoting convertible common stock issued
     for debt (note 18)                            -               -               -                  -
Detachable warrants issued in conjunction
     with convertible debt (notes 7 &10)           -               -               -                  -
Net loss                                           -               -               -                  -
                                           ---------     -----------     -----------           --------
Balances at December 31, 1994                      -               -      25,078,779            250,788

Exercise of common stock options
    (note 11)                                      -               -         625,712              6,257
Detachable warrants issued in conjunction
     with convertible debt (notes 7 &10)           -               -               -                  -
Stock issued for debt, net of unamortized
     discount and expenses (note 7)        2,521,363       3,469,880       1,383,632             13,836
Increasing rate preferred stock discount           -        (126,446)              -                  -
Discount accretion                                 -          73,234               -                  -
Conversion feature of debentures issued
     (note 8)                                      -               -               -                  -
Debentures converted, net of unamortized
     discount and expenses (note 8)                -               -         658,570              6,586
Issuance of convertible preferred stock
     (note 18)                               397,351         600,000               -                  -
Exercise of detachable warrants (note 7)           -               -         534,105              5,341
Foreign currency translation adjustment            -               -               -                  -
Net loss                                           -               -               -                  -
                                           ---------     -----------     -----------           --------

Balances at December 31, 1995              2,918,714      $4,016,668      28,280,798            282,808
                                           =========      ==========      ==========            =======


                                                      Nonvoting
                                                     convertible
                                                     common stock                               Accumu-
                                                     ------------              Paid-in          lated
                                              Shares            Amount         capital          deficit
                                              ------            ------         -------          -------
Balances at December 31, 1992                        0        $      0         21,549,040    (19,982,425)
Common stock issued for debt (note 7                 0               0            495,455              0
Issuance of common stock, net of
     issuance expenses (note 18)                     0               0          2,159,175              0
Common stock issued for expenses                     0               0             50,501              0
Exercise of common stock options
     (note 11)                                       0               0             15,541              0
Net loss                                             0               0                  0     (2,045,070)
                                             ---------        --------         ----------    -----------
Balances at December 31, 1993                        0               0         24,269,712    (22,027,495)

Exercise of common stock options
     (note 11)                                       0               0             59,401              0
Issuance of common stock, net of
 issuance expenses (note 18)                         0               0          5,531,232              0
Translation adjustment                               0               0             27,105              0
Nonvoting convertible common stock
 issued for debt (note 18)                     377,684           3,777            355,023              0
Detachable warrants issued in
 conjunction with convertible debt
 (notes 7 &10)                                       0               0             60,000              0
Net loss                                             0               0                  0     (7,286,956)
                                             ---------        --------         ----------    -----------
Balances at December 31, 1994                  377,684           3,777         30,302,473    (29,314,451)

Exercise of common stock options
 (note 11)                                           0               0            450,593              0
Detachable warrants issued in conjunction
 with convertible debt (notes 7 &10)                 0               0            207,000              0
Stock issued for debt, net of unamortized
 discount and expenses (note 7)              1,872,158          18,722          2,804,215              0
Increasing rate preferred stock discount             0               0            126,446              0
Discount accretion                                   0               0                  0        (73,234)
Conversion feature of debentures issued
     (note 8)                                        0               0          2,200,000              0
Debentures converted, net of unamortized
     discount and expenses (note 8)                  0               0            673,661              0
Issuance of convertible preferred stock
     (note 18)                                       0               0                  0              0
Exercise of detachable warrants (note 7)             0               0            684,659              0
Foreign currency translation adjustment              0               0           (109,248)             0
Net loss                                             0               0                  0     (9,094,503)
                                             ---------        --------         ----------    -----------
Balances at December 31, 1995                2,249,842          22,499         37,339,799    (38,482,188)

                                                     Treasury
                                                      stock             Total
                                                     --------         --------
Balances at December 31, 1992                       (250,000)         1,474,006
Common stock issued for debt (note 7                       0            500,000
Issuance of common stock, net of
     issuance expenses (note 18)                           0          2,186,873
Common stock issued for expenses                           0             50,809
Exercise of common stock options
     (note 11)                                             0             15,741
Net loss                                                   0         (2,045,070)
                                                    --------         ----------
Balances at December 31, 1993                       (250,000)         2,182,359

Exercise of common stock options
     (note 11)                                             0             60,059
Issuance of common stock, net of issuance
     expenses (note 18)                                    0          5,591,220
Translation adjustment                                     0             27,105
Nonvoting convertible common stock issued
     for debt (note 18)                                    0            358,800
Detachable warrants issued in conjunction
     with convertible debt (notes 7 &10)                   0             60,000
Net loss                                                   0         (7,286,956)
                                                    --------         ----------
Balances at December 31, 1994                       (250,000)           992,587

Exercise of common stock options
    (note 11)                                              0            456,850
Detachable warrants issued in conjunction
     with convertible debt (notes 7 &10)                   0            207,000
Stock issued for debt, net of unamortized
     discount and expenses (note 7)                        0          6,306,653
Increasing rate preferred stock discount                   0                  0
Discount accretion                                         0                  0
Conversion feature of debentures issued
     (note 8)                                              0          2,200,000
Debentures converted, net of unamortized
     discount and expenses (note 8)                        0            680,247
Issuance of convertible preferred stock
     (note 18)                                             0            600,000
Exercise of detachable warrants (note 7)                   0            690,000
Foreign currency translation adjustment                    0           (109,248)
Net loss                                                   0         (9,094,503)
                                                    --------         ----------

Balances at December 31, 1995                       (250,000)         2,929,586
                                                    ========         ==========

See accompanying notes to consolidated financial statements.

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1995, 1994 and 1993


                                             1995         1994        1993
                                             ----         ----        ----
Cash flows from operating activities:
  Net loss                              $ (9,094,503)  (7,286,956)  (2,045,070)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Depreciation and amortization            514,988      410,231      185,317
    Provision for losses on accounts
     receivable                              115,375       65,169       21,008
    Provision for product warranty reserve
                                             338,250      687,591      116,553
    Amortization of financing discount
     and issuance costs                      674,232            -            -
    Restructuring charges                          -    1,148,275            -
    Write-off of software development
     costs                                         -      552,989            -
    (Increase) decrease in:
      Accounts receivable, trade          (1,165,875)  (1,652,944)    (564,795)
      Inventory                           (1,149,528)  (1,357,558)    (814,120)
      Inventory deposit                     (467,031)     133,666     (270,000)
      Prepaid expenses                       104,779     (101,952)     (28,301)
      Other                                  163,769      (99,577)    (150,137)
      Increase (decrease) in:
      Accounts & notes payable               (42,450)   1,799,923      769,455
      Customer advances                     (278,721)    (571,644)   1,246,999
      Commissions payable                   (108,575)     196,417       22,557
      Product warranty reserve              (348,956)    (523,867)    (145,159)
      Accrued payroll and payroll taxes     (147,575)     197,485      (62,734)
      Accrued vacation                        (6,685)      66,298       38,588
                                        ------------   ----------   ----------
         Net cash used by operating
          activities                     (10,898,506)  (6,336,454)  (1,679,839)
                                        ------------   ----------   ----------
Cash flows from investing activities:
  Capital expenditures                      (995,518)    (790,409)    (292,939)
  Business acquisitions                            -     (100,000)     (50,000)
  Software development                             -     (119,251)     (72,439)
                                        ------------   ----------   ----------
         Net cash used by investing
          activities                        (995,518)  (1,009,660)    (415,378)
                                        ------------   ----------   ----------

                                    F-5                              (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES


                                              1995        1994         1993
                                              ----        ----         ----
Cash flows from financing activities:
  Borrowings under financing agreements   $ 7,329,906   3,936,828             -
  Principal payments on financing
   agreements                              (2,969,452) (1,770,136)            -
  Proceeds from issuance of convertible
   debentures                               7,000,000           -             -
  Convertible debenture issuance costs       (520,000)          -             -
  Principal payments under capital lease
   obligations                               (164,860)   (160,613)      (89,941)
  Net proceeds from issuance of preferred
   and common stock                         1,683,729   6,355,268     1,850,374
                                          -----------   ---------     ---------
        Net cash provided by financing
         activities                        12,359,323   8,361,347     1,760,433
                                          -----------   ---------     ---------
        Net increase (decrease) in
         cash and cash equivalents            465,299   1,015,233      (334,784)
Cash and cash equivalents at beginning
   of year                                  1,427,058     411,825       746,609
                                          -----------   ---------     ---------
Cash and cash equivalents at end of year  $ 1,892,357   1,427,058       411,825
                                          ===========   =========     =========
Supplemental information:
  Cash paid during the year for interest  $   173,619     146,271       136,895
                                          ===========   =========     =========
  Conversions to stock (notes 7 and 8):
    Debentures, net of unamortized
     discount and expenses                $   659,905           -             -
    Notes payable, net of unamortized
     discount and expenses                  5,953,773     345,000       500,000
    Accrued interest                          373,222           -             -
                                          ===========   =========     =========
  Detachable warrants issued in
    conjunction with convertible debt
    (note 7)                              $   207,000      60,000             -
                                          ===========   =========     =========
  Conversion feature of debentures
    issued (note 8)                       $ 2,200,000           -             -
                                          ===========   =========     =========
  Receivable from sale of common
    stock (note 18)                       $         -           -       350,000
                                          ===========   =========     =========
  Business assets acquired (note 16):
       Fair value of net assets acquired            -     779,296       444,144
       Cash paid                                    -    (100,000)      (50,000)
       Issuance of note payable                     -           -      (150,000)
       Issuance of common stock of
        subsidiary                                  -        (500)       (2,240)
       Assumption of liabilities                    -    (881,918)     (241,904)
       Minimum guaranteed royalty                   -    (281,610)            -
                                          ===========   =========     =========


See accompanying notes to consolidated financial statements.

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1995, 1994 and 1993



(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) Company Organization and Basis of Presentation
         ----------------------------------------------

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

    (b) Statements of Cash Flows
        ------------------------

         The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    (c) Inventory
        ---------

         Inventory is valued at the lower of cost or market using the first-in, first-out method.

    (d) Depreciation and Amortization
        -----------------------------

         Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Assets utilized under capital leases are amortized over the lesser of the term of the lease or the estimated useful life of the asset using the straight-line method.

    (e) Goodwill
        --------

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


                                      F-7                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    (f) Fair Value of Financial Instruments
        -----------------------------------

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

    (g) Income Taxes
        ------------

          Effective January 1, 1993, the Company adopted Financial
            Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income
                                          ---------------------
            Taxes.  The effect of adopting Statement 109 was
            -----
            immaterial to the consolidated financial statements. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (h) Net Loss Per Common Share
        -------------------------

          Net loss per common share is based on the weighted average shares of common stock and, if dilutive, common equivalent shares (options, warrants, convertible preferred stock and convertible debt) outstanding during the period. None of the common stock equivalents were dilutive during the periods presented.

    (i) Revenue Recognition
        -------------------

          The Company recognizes revenue on sales of its products either when the products are shipped from the plant or received by the customer, depending on shipping terms.

    (j) Warranty Costs
        --------------

          The Company warrants its products against defects in material and workmanship for periods ranging from 30 days to two years from the date of installation. The warranty reserve is reviewed quarterly and adjusted based upon the Company s actual historical warranty costs and its estimate of future costs.


                                      F-8                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    (k) Research and Development Costs
        ------------------------------

          Research and development costs are expensed as incurred.

    (l) Advertising Costs
        -----------------

          Advertising costs, all of which are nondirect response advertising, are expensed as incurred. Advertising expense was $317,617, $232,625 and $200,907 for the years ended December 31, 1995, 1994 and 1993. The Company markets its products in both domestic and international markets. Currently, approximately 65 to 75 percent of the Company s sales are in the United States.

  (2) Operations, Liquidity and Going Concern
      ---------------------------------------

        The Company's operations in 1995 continued to generate losses. The loss in 1995 significantly exceeded losses in either 1994 or 1993. Although, during 1995, the Company raised approximately $13 million through equity and debt transactions, operations, capital expenditures and debt service requirements utilized all such proceeds by the end of February 1996. In addition, at December 31, 1995 the Company is in default of covenants in its capital lease agreement (note 6).

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

  (3) Termination of Manufacturing Agreement
      --------------------------------------

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

                                      F-9                            (Continued)

                     LASERTECHNICH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

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

      Based upon the progress of negotiations with SPI to date, the Company currently believes that the ultimate outcome of the negotiated termination will not result in losses to the Company, and accordingly, the Company has made no provision for any loss as of December 31, 1995. Neither the final outcome of the negotiations, nor a litigated outcome, in the event a settlement is not reached, can be predicted. Accordingly, the Company's current estimates could change.

  (4) Significant Customers
      ---------------------

      One customer accounted for 16 percent and 46 percent of consolidated revenues in 1995 and 1994, respectively. Another customer accounted for 16 percent of consolidated revenuesin 1993.

  (5) Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment consists of the following:

                                                       Amortization
                                                          period            1995         1994
                                                        ------------        ----         ----
      Property, plant and equipment under capital
      leases:
         Land                                                            $  336,396  $  336,396
         Building                                        lease term       1,235,505   1,235,505
         Machinery and equipment                         lease term         127,411      65,899
         Research equipment                              lease term          21,339      21,339
         Furniture and fixtures                          lease term         363,022     363,022
                                                                         ----------  ----------
                                                                          2,083,673   2,022,161

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                         Amortization
                                           period                 1995        1994
                                           ------                 ----        ----
Accumulated amortization                                       $(805,930)   (731,761)
    Property, plant and
       equipment under
       capital leases, net                                     1,277,743   1,290,400
Other property, plant and equipment:
   Building                            14 to 45 years            181,079      95,127
   Leasehold improvements                lease term              328,985     327,019
   Machinery and equipment               5 to 8 years          1,179,217     987,436
   Demonstration equipment               2 to 3 years            480,226       -
   Research equipment                     3 years                139,536      92,194
   Furniture and fixtures                 5 years                717,684     590,955
                                       ==============        -----------  ----------
                                                               3,026,727   2,092,731
   Accumulated depreciation                                   (1,304,229) (1,025,950)
                                                             -----------  ----------
       Other property, plant
          and equipment, net                                   1,722,498   1,066,781
                                                             -----------  ----------
       Property, plant and
          equipment, net                                     $ 3,000,241   2,357,181
                                                             ===========  ==========

(6)  Lease Obligations
     -----------------

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

                                     F-11                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Capital lease obligations are as follows:

                                                                1995             1994
                                                                ----             ----
    City of Albuquerque, New Mexico, due monthly
       ($21,177 from January 1995 to March 1996, $13,177
       from April 1996 to maturity) including interest at
       75% of the prime rate of Chase Manhattan Bank
       (6.4% at December 31, 1995) but not less than 8%
       nor more than 14%, maturing September 2008; in
       default at December 31, 1995                            $1,113,768    1,248,278
    Other capital leases, due $4,201 monthly, with maturity
       dates through August 1998, including interest ranging
       from 15.15% to 19.4%                                        64,272       29,568
                                                               ----------    ---------
            Total capital lease obligations                     1,178,040    1,277,846
    Less:
       Capital lease obligation in default classified as
       current                                                  1,113,768    1,248,278
       Current portion of capital leases                           28,944       16,518
                                                               ----------    ---------
                                                               $   35,328       13,050
                                                               ==========    =========

The annual aggregate lease payments under capital leases are as follows:

    Year ending December 31
    -----------------------
              1996                               $ 1,149,418
              1997                                    26,011
              1998                                    15,743
                                                 -----------
                                                   1,191,172
    Less amount representing interest                (13,132)
                                                 -----------
                                                 $ 1,178,040
                                                 ===========

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




                                     F-12                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

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


                                    Conversion                       Shares of
                         Amount     price per                         stock
  Date     Noteholder   converted   share       Class of stock       received
  ----     ----------   ---------   ----------  --------------       ---------
May 1995   JPMIC       $  314,450   0.95        Voting common          331,000
May 1995   JPMIC        1,778,550   0.95        Nonvoting common     1,872,158
May 1995   Wolfensohn   1,000,000   0.95        Voting common        1,052,632
Aug.1995   Wolfensohn   1,500,000   1.30        Series A preferred   1,153,846
Sept.1995  Wolfensohn   1,500,000   1.42        Series B preferred   1,056,338
Dec.1995   Wolfensohn     469,879   1.51        Series C preferred     311,180
                       ----------                                    =========
                       $6,562,879
                       ==========

     During 1992, the Company entered into an agreement to borrow $750,000 from three stockholders. The loans were secured by certain inventory, accounts receivable and common stock of the Company, and were due on December 31, 1993. Interest which was payable at maturity, accrued at a rate equal to the prime rate. The stockholders had the option to be repaid in the Company's unregistered common stock based upon 80 percent of the average publicly traded price during the 30 days prior to conversion. One stockholder converted his $250,000 note plus $6,500 of accrued interest into common stock during 1992. In March 1993, and as part of a separate private placement transaction (see note 18), the remaining two stockholders converted their notes into 454,545 shares of common stock based upon an adjusted price per share equal to 73 percent of the average publicly traded price of the stock during the 30 days prior to conversion.

(8) Convertible Debentures
    ----------------------

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

                                     F-13                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

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

  (9) Preferred Stock
      ---------------

      The Company has three classes of preferred stock, Series A, B and C. The preferred stock ranks as senior to the Company's common stock as to dividend and liquidation rights. Each share is convertible at the option of the holder into voting common stock on a one share for one share basis and is entitled to vote as if converted into voting common stock. The Company may redeem the preferred stock at anytime at stated value plus accrued dividends.

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

(10)  Common Stock Warrants
      ---------------------

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

                                F-14                                 (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

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

      During 1995 and 1994, the Company entered into several convertible notes payable agreements with JPMIC and Wolfensohn (note 7). In conjunction with these agreements JPMIC received detachable warrants to purchase 58,824 (December 14, 1994) and 66,225 shares of the Company's common stock. The exercise price of the warrants is the lesser of (i) $1.70 per share (December 14, 1994) or $1.51 per share (December 29,
       1994) or (ii) the price per share realized in an equity financing completed prior to December 31, 1995. No such financing was completed. The warrants have not been exercised and they expire in December 1999. The value allocated to the warrants, $60,000, was reflected as a discount on the convertible promissory notes and was being amortized ratably over the one year stated term of the notes. JPMIC converted their debt during 1995 and the unamortized portion of this discount was netted against additional paid-in capital as of the date of conversion (note 7).

      In conjunction with the Wolfensohn convertible notes payable agreements, the noteholder received detachable warrants to purchase 534,105 shares of the Company's common stock. The warrants were fully exercised in 1995 at an aggregate price of $690,000, and an exercise range of $1.01 to $1.76 per share. The value allocated to the warrants, $207,000, was reflected as a discount on the convertible promissory notes and was being amortized ratably over the one year stated term of the notes. Wolfensohn converted their debt during 1995 and the unamortized portion of the discount was netted against additional paid-in capital as of the date of conversion (note 7).

      In connection with the convertible debenture private placement (note 8), a five year warrant to purchase 222,222 shares of the Company's common stock, priced at 20 percent above the $2.34375 closing price, or $2.81 per share, was issued to the placement agent as part of the placement fee.

A summary of the warrants activity is as follows:

                                       Warrants       Price per
                                      outstanding       share
                                      -----------       ----
    December 31, 1993                      -              -
       Warrants issued                  175,049      1.22 - 1.70
                                        -------      -----------
    December 31, 1994                   175,049
       Warrants issued                  756,327      1.01 - 2.81
       Warrants exercised              (534,105)     1.01 - 1.76
                                        -------      -----------

    December 31, 1995                   397,271      1.22 - 2.81
                                        =======      ===========

                                     F-15                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

The following information is a summary of the stock options under the 1981 Plan:

                                                  Options
                                                outstanding
                                                -----------
    December 31, 1992, all exercisable           154,945
       Options exercised                         (16,032)
       Options expired                              (714)
                                                 -------
    December 31, 1993, all exercisable           138,199
    Options exercised                            (19,955)
                                                 -------
    December 31, 1994, all exercisable           118,244
       Options expired                            (4,856)
                                                 -------
    December 31, 1995, all exercisable           113,388
                                                 =======

        On May 29, 1991, the Company s stockholders approved a key employee stock option plan (the 1991 Plan) that is authorized to issue 1,000,000 shares of the Company s common stock which have been reserved. The 1991 Plan will terminate on May 28, 2001, or on such earlier date as the Board of Directors may determine.

        The following information is a summary of the stock options under the 1991 Plan:

                                    Options           Price
                                  outstanding       per share
                                  -----------       ---------
    December 31, 1992                90,000       $  .82 - 1.29
       Options exercised             (4,000)               1.29
       Options expired               (1,000)               1.29
       Options issued               226,000         1.00 - 1.75
                                   --------       -------------
    December 31, 1993               311,000          .82 - 1.75
       Options exercised             (5,875)        1.00 - 1.29
       Options expired              (18,500)        1.00 - 1.75
       Options issued                30,000                1.75
                                   --------       -------------
    December 31, 1994               316,625          .82 - 1.75
       Options exercised            (55,875)        1.00 - 1.29
       Options expired              (14,600)         .82 - 1.00
       Options issued                50,000                1.58
                                   --------       -------------

    December 31, 1995               296,150       $ 1.00 - 1.75
                                   ========       =============

        At December 31, 1995, 203,525 of the above options are exercisable.

                                     F-16                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

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

                                             Options         Price
                                           outstanding     per share
                                           -----------     ---------
    December 31, 1992, all exercisable      2,222,250    $ .50 - 2.00
       Options expired                       (240,000)     .60 - 2.00
       Options issued                         115,000     1.22 - 1.74
                                           ----------    ------------
    December 31, 1993, all exercisable      2,097,250      .50 - 1.74
       Options expired                        (65,000)     .80 - 1.22
       Options issued                         157,624     1.28 - 1.34
                                           ----------    ------------
    December 31, 1994, all exercisable      2,189,874      .50 - 1.74
       Options exercised                     (569,837)     .60 - 1.45
       Options expired (note 12)           (1,400,000)            .50
       Options issued                          77,587     1.24 - 1.45
                                           ----------    ------------
    December 31, 1994, all exercisable        297,624    $1.22 - 1.74
                                           ==========    ============

At December 31, 1995, 235,124 of the above options are exercisable.

SIS U.S. has issued stock options to various members of the Board of Directors, officers and employees of SIS U.S. and SIS Europe to purchase SIS U.S. common stock. The options have various vesting requirements and expire at various times through November 16, 2004. The following is a summary of the SIS U.S. stock options available:

                                             Options        Price
                                           outstanding    per share
                                           -----------    ---------
    December 31, 1992                           -        $     -
       Options issued                        190,000             .01
       Options exercised                     (10,000)            .01
                                             -------     -----------
    December 31, 1993                        180,000             .01
       Options exercised                      (5,000)            .01
       Options expired                       (17,500)            .01
       Options issued                         70,000       .01 - .50
                                             -------     -----------
    December 31, 1994                        227,500       .01 - .50
       Options exercised                     (45,000)            .01
       Options expired                       (45,000)      .01 - .50
       Options issued                         40,000             .50
                                             -------     -----------
    December 31, 1995                        177,500     $ .01 - .50
                                             =======     ===========

                                     F-17                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


       At December 31, 1995, 95,208 of the above options, all of which have common shares reserved, were exercisable according to the various vesting requirements.

  (12) Commitments and Contingencies
       -----------------------------

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

  (13) Restructuring Charge
       -------------------

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



                                     F-18                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


  (14)  Income Taxes
        ------------

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

  (15)  Export Sales
        ------------

        Export sales totaled approximately $4,991,000, $4,191,000 and $2,038,000 in 1995, 1994 and 1993, respectively.

  (16)  Acquisitions
        ------------

        Printis, SARL
        -------------

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

        Media Imaging Technology Corp.
        ------------------------------

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

                                     F-19                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


  (17)  Segment Information
        -------------------

        Business Segments
        -----------------

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

                                    Marking       Imaging        Consolidated
                                    -------       -------        ------------
1995:
- ----
    Sales                        $10,308,154 (a)  3,121,577       13,429,731
    Loss from operations            (195,374)    (7,934,839)      (8,130,213)
    Identifiable assets (c)        8,797,832      5,844,770       14,642,602
    Capital expenditures             354,990        640,528          995,518
    Depreciation                     218,466        133,991          352,457

1994:
- ----
    Sales                        $11,963,399 (a)  3,892,810       15,856,209
    Loss from operations            (416,160)    (6,776,649)      (7,192,809)
    Identifiable assets (c)        6,497,792      4,212,664       10,710,456
    Capital expenditures             417,992        372,417          790,409
    Depreciation                     174,116        139,860          313,976

1993:
- ----
    Sales                        $ 6,176,341 (a)  1,851,669        8,028,010
    Loss from operations            (710,029)    (1,399,740)      (2,109,769)
    Identifiable assets (c)        5,869,861      1,800,942        7,670,803
    Capital expenditures             161,108        131,831 (b)      292,939
    Depreciation                     149,547          2,925 (b)      152,472
                                ============     ==========       ==========

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

                                     F-20                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

        Geographic Segments
        -------------------

        The Company operates primarily in the United States and France.
         Operating results and other financial data are presented in the information which follows for the principal geographic segments of the Company.

                           United                  Intercompany
                         States (g)      France    Activity (f)  Consolidated
                         ----------      ------    ------------  ------------
1995:
 Sales                   $11,730,377    2,549,943    (850,589)(d) 13,429,731
 Loss from operations     (6,565,747)  (1,557,388)     (7,078)    (8,130,213)
 Identifiable assets (e)  16,157,790    2,520,500  (4,035,688)    14,642,602

1994:
 Sales                   $13,722,594    2,831,014    (697,399)(d) 15,856,209
 Loss from operations     (5,644,499)  (1,511,232)    (37,078)    (7,192,809)
 Identifiable assets (e)  10,371,137    3,639,280  (3,299,961)    10,710,456

1993:
 Sales                   $ 7,953,267       74,743        -         8,028,010
 Loss from operations     (1,962,740)    (147,029)       -        (2,109,769)
 Identifiable assets (e)   7,631,346      495,813    (456,356)     7,670,803
                         ===========   ==========  ==========     ==========

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

  (18)  Stock Issuances
        ---------------

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

                                     F-21                            (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

  (19)  Subsequent Event
        ----------------

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

              [LETTERHEAD OF KPMG PEAT MARWICK LLP APPEARS HERE]

                      Independent Auditors  Report on
                      -------------------------------
                        Financial Statement Schedule
                        ----------------------------



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



                                                /s/ KPMG PEAT MARWICK LLP
                                           -------------------------------------
                                                    KPMG PEAT MARWICK LLP




Albuquerque, New Mexico
 March 8, 1996, except as to
 the last paragraph of note 12
 and note 19 to the consolidated
 financial statements, which are as of
 March 15, 1996

                                                                     Schedule II
                                                                     -----------
                     LASERTECHNICS, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                 Years ended December 31, 1995, 1994 and 1993

                                                Additions
                                   Balance       charged
                                      at           to                    Balance
                                   beginning      costs                  at end
                                      of           and                     of
           Description              period      expenses   Deductions    period
           -----------              ------      --------   ----------    ------
For the year ended December 31,
 1995:
  Reserves and allowances deducted
   from asset accounts -
   allowance for doubtful
   accounts                        $ 170,010     115,375    (7,122)(a)   278,263
                                   =========     =======    ======       =======
  Product warranty reserve
                                   $ 261,138     338,250  (343,385)(b)   256,003
                                   =========     =======    ======       =======
For the year ended December 31,
 1994:
  Reserves and allowances deducted
   from asset accounts - allowance
   for doubtful accounts           $ 104,841      65,169         -       170,010
                                   =========     =======    ======       =======
  Product warranty reserve         $   97,415     687,591 (523,868)(b)   261,138
                                   =========     =======    ======       =======
For the year ended December 31,
 1993:
  Reserves and allowances deducted
   from asset accounts - allowance
   for doubtful accounts           $ 222,535      21,008  (138,702)(a)   104,841
                                   =========     =======    ======       =======
  Product warranty reserve         $ 126,021     116,553  (145,159)(b)    97,415
                                   =========     =======    ======       =======

(a)  Charge-offs.
(b)  Actual costs incurred.