Form 10QSB
period 1996-03-31
LASERTECHNICS INC
filed 1996-05-15
CIK 710597

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB

(MARK ONE)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          MARCH 31, 1996
                              -------------------------------
                                      OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OR THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                              ----------------------  -------------------
Commission file number   0-11933
                      ---------------------------------------------------

                              LASERTECHNICS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
            DELAWARE                                          85-0294536
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S Employer
  incorporation or organization)                           Identification No.

  5500 WILSHIRE AVENUE NE, ALBUQUERQUE, NEW MEXICO              87113
- --------------------------------------------------------------------------------
     (Address or principal executive offices)                 (Zip Code)

                                (505)  822-1123
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO
   -------        --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS.

     Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES            NO
   -------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Shares of common stock outstanding on May 2, 1996, 30,147,527. Shares of nonvoting convertible common stock outstanding on May 2, 1996, 2,249,842.

     Transitional Small Business Disclosure Format (Check One);

YES            NO   X
   -------       --------

                              LASERTECHNICS, INC.

                                     INDEX
                                     -----

                                                                        Page
                                                                         No.
                                                                        ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Financial Statements
     ------   ------------------------------
              Consolidated Balance Sheets
                   at March 31, 1996 and
                   December 31, 1995...................................   2

              Consolidated Statements of
                   Operations, three months ended
                   March 31, 1996 and 1995.............................   5

              Consolidated Statements of
                    Cash Flows, three months ended
                    March 31, 1996 and 1995............................   6

              Notes to Condensed Consolidated
                    Financial Statements...............................   7

     Item 2.  Management's Discussion and Analysis of
     ------   ---------------------------------------
              Consolidated Financial Condition and
              ------------------------------------
              Results of Operations....................................   8
              ---------------------

PART II.    OTHER INFORMATION..........................................  12

     Item 1.  Legal Proceedings
     ------   -----------------

     Item 2.  Changes in Securities
     ------   ---------------------

     Item 3.  Defaults Under Senior Securities
     ------   --------------------------------

     Item 4.  Submission of Matters to a Vote of
     ------   ----------------------------------
              Security Holders
              ----------------

     Item 5.  Other Information
     ------   -----------------

     Item 6.  Exhibits and Reports on form 8-K
     ------   --------------------------------

Signatures.............................................................  14

                   PART 1.  CONDENSED FINANCIAL INFORMATION

Item 1.  Financial Statements

                      LASERTECHNICS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                 March 31,        December 31,
                                                   1996               1995
                                                -----------       -----------
Assets
Current assets:
   Cash and cash equivalents                    $ 3,314,039       $ 1,892,357
   Accounts receivable - trade, less
    allowance for doubtful accounts of
    $219,612 in 1996 and $278,263 in 1995
                                                  5,644,166         4,040,247
   Inventory                                      4,442,219         3,989,350
   Inventory deposit                                481,122           591,630
   Prepaid expenses                               1,083,581           155,859
   Other                                            218,485           102,459
                                                -----------       -----------
         Total Current assets                    15,183,612        10,771,902
                                                -----------       -----------

   Property, plant & equipment, net               2,932,289         3,000,241

   Goodwill                                         234,037           254,546

   Other assets                                     156,840           615,913
                                                -----------       -----------

        Total assets                            $18,506,778       $14,642,602
                                                ===========       ===========

    See accompanying notes to condensed consolidated financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                 March 31,        December 31,
                                                   1996               1995
                                                -----------       -----------
Liabilities and Stockholders' Equity
Current  liabilities and Stockholders'
 Equity
   Convertible notes payable to
    stockholders (note 3)                       $         0       $   200,000
   Notes payable                                    400,815           402,945
   Accounts payable                               4,078,779         3,485,328
   Customer advances                                278,040           426,978
   Commissions payable                              132,060           192,548
   Product warranty reserve                         184,879           256,003
   Accrued payroll and payroll taxes                200,871           299,096
   Accrued vacation                                 215,446           205,541
   Capital lease obligations in default           1,089,116         1,113,768
   Capital lease obligations                         46,892            28,944
   Other                                            750,317           478,396
                                                -----------       -----------

        Total current liabilities                 7,377,215         7,089,547
                                                -----------       -----------

Convertible debentures                            6,636,893         4,405,095
Capital lease obligations                             6,115            35,328

Other                                               168,966           183,046
                                                -----------       -----------

        Total Liabilities                       $14,189,189       $11,713,016
                                                ===========       ===========


                                                 March 31,    December 31,
                                                   1996           1995
                                               ------------   ------------
Stockholders' equity (note 2):
Convertible preferred stock, no par;
   10,000,000 shares authorized in
   1996 and 1995.

  Series A: $1.30 stated value;
   1,153,846 shares outstanding
   in 1996 and 1995.                           $  1,491,272   $  1,473,394

  Series B: $1.42 stated value;
   1,056,338 shares outstanding
   in 1996 and 1995.                              1,491,272      1,473,394

  Series C: $1.51 stated value;
   708,530 shares outstanding
   in 1996 and 1995.                              1,069,880      1,069,880

Common stock, $.01 par value.  Authorized
   41,500,000 shares in 1996 and
   1995; issued and outstanding
   30,147,527 shares in 1996 and
   28,280,798 in 1995                               305,375        282,808

Nonvoting convertible common stock, $.01
   par value. Authorized 8,500,000
   shares in 1996 and 1995; issued and
   outstanding 2,849,800 shares in 1996
   and 2,249,842 in 1995. Convertible
   into voting common stock on a one
   share for one share basis.                        28,498         22,499

Paid-in Capital                                  40,562,041     37,339,799
Accumulated deficit                             (40,630,749)   (38,482,188)
                                               ------------   ------------
                                                  4,317,589      3,179,586
Less - treasury stock,  200,000 common
 shares, at cost (Retired on 1/1/96)                      0       (250,000)
                                               ------------   ------------

        Total stockholders' equity                4,317,589      2,929,586

Contingencies and subsequent events
 (note 4 )
                                               ------------   ------------

        Total liabilities and stockholders'
         equity                                $ 18,506,778   $ 14,642,602
                                               ============   ============

See accompanying notes to condensed consolidated financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Three Months      Three Months
                                              Ended             Ended
                                             March 31,         March 31,
                                               1996              1995
                                           ------------      ------------
Sales                                      $ 4,111,701       $ 3,266,475
Cost of sales                                2,692,507         2,169,833
                                           -----------       -----------

    Gross Profit                             1,419,194         1,096,642

Expenses:
    Research and development                   701,520           898,070
    General and administrative               1,362,129           983,055
    Selling and marketing                    1,105,791           868,236
                                           -----------       -----------

         Loss from operations               (1,750,246)       (1,652,719)
                                           -----------       -----------

Other income (expense):
    Interest income                             14,539             8,074
    Interest expense                          (290,985)         (124,944)
    Other                                      (21,493)           (5,938)
                                           -----------       -----------
                                              (297,939)         (122,808)
                                           -----------       -----------

         Net loss                           (2,048,185)       (1,775,527)
                                           -----------       -----------

Preferred stock dividend requirements         (100,183)                0
                                           -----------       -----------

         Net loss applicable to
          common stock                     $(2,148,368)      $(1,775,527)
                                           ===========       ===========

Net loss per share                         $     (0.07)      $     (0.07)
                                           ===========       ===========

     Shares of common stock used in
      computing net loss per share
      (note 1)                              31,236,321        25,283,437
                                           ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                        LASERTECHNICS INC. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                   Three Months    Three Months
                                                      Ended            Ended
                                                  March 31, 1996   March 31,1995
                                                  --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                        $(2,048,185)     $(1,775,527)
      ADJUSTMENTS:
         DEPRECIATION AND AMORTIZATION                 153,059          163,116
         PROVISION FOR WARRANTY RESERVE                159,244           71,604
         PROVISION FOR LOSS ON ACCOUNT RECEIVABLE       58,651            1,002
                                                   -----------      -----------
                                                    (1,677,231)      (1,539,805)

         (INCREASE) DECREASE IN:
            ACCOUNTS RECEIVABLE                     (1,603,919)        (439,045)
            INVENTORY                                 (452,869)        (287,090)
            INVENTORY DEPOSIT                          110,508          135,047
            PREPAID EXPENSES                          (927,722)          56,769
            OTHER CURRENT ASSETS                      (116,026)         (43,374)
            OTHER ASSETS                              (156,840)         (53,761)
         INCREASE (DECREASE) IN:
            ACCOUNTS PAYABLE                          (202,130)        (669,457)
            CUSTOMER ADVANCES                         (148,938)         (20,182)
            COMMISSIONS PAYABLE                        (60,488)        (189,873)
            PRODUCT WARRANTY RESERVE                  (230,368)         (80,613)
            ACCRUED PAYROLL AND TAXES                  (98,225)        (101,931)
            ACCRUED VACATION                             9,905           29,269
            OTHER LIABILITIES                          414,172          190,848
                                                   -----------      -----------
                                                    (3,149,260)      (1,473,393)
                                                   -----------      -----------
               NET CASH (USED) PROVIDED BY
               OPERATING ACTIVITIES                 (4,826,491)      (3,013,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES                                (64,598)        (215,325)
                                                   -----------      -----------
               NET CASH (USED) BY
               INVESTING ACTIVITIES                    (64,598)        (215,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
   BORROWINGS UNDER OTHER NOTES PAYABLE              6,197,891        2,600,851
   PRINCIPAL PAYMENTS ON NOTES PAYABLE              (6,231,053)        (115,876)
   BORROWINGS UNDER CAPITAL LEASE OBLIGATIONS           44,191                0
   PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS     (80,108)         (44,169)
   NET PROCEEDS FROM ISSUANCE OF
     COMMON STOCK/DEBENTURES                         6,381,850           40,000
                                                   -----------      -----------

               NET CASH PROVIDED BY
               FINANCING ACTIVITIES                  6,312,771        2,480,806

               NET INCREASE (DECREASE) IN
               CASH AND CASH EQUIVALENTS             1,421,682         (747,717)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       1,892,357        1,427,058
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 3,314,039      $   679,341
                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                              LASERTECHNICS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Condensed Consolidated Financial Statements
      -------------------------------------------

          The accompanying condensed consolidated financial statements are unaudited and include the accounts of Lasertechnics, Inc.("LASX"), the holding company, LASX's wholly owned subsidiary Lasertechnics Marking Corporations ("LMC"), LASX's 92 percent owned subsidiary Sandia Imaging Systems Corporation ("SIS"), SIS's wholly owned French subsidiary Sandia Imaging Systems Europe SA ("SIS EUR"), and its wholly-owned subsidiary Quantrad Corporation ("Quantrad") collectively, the "Company" or "Lasertechnics". Quantrad is currently in the process of dissolution. All significant intercompany accounts and transactions have been eliminated. Information contained in the Company's condensed consolidated financial statements and notes thereto, should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in Lasertechnics' Annual Report on Form 10-KSB/A-1 for the year ended December 31, 1995.

          The Consolidated Balance Sheets at March 31, 1996, and December 31, 1995, the Consolidated Statements of Operations for the three months ended March 31, 1996 and and Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at March 31, 1996, results of operations for the three month periods ended March 31, 1996 and 1995, and changes in cash flow for the three month periods ended March 31, 1996 and 1995 have been made.

          Loss per common share is based on weighted average common shares outstanding and does not give effect to the outstanding common stock options, warrants and convertible debt because the effect would be anti-dilutive.

          Certain reclassifications have been made to prior year amounts in order to present the results of operation and discussion of liquidity and capital resources on a consistent basis.

2.    Issuance of Common Stock
      ------------------------

          During the quarter ended March 31, 1996, a total of 1,756,729 shares of Lasertechnics unregistered common stock were issued, of which 24,027 shares were issued to the Chairman as 1995 compensation at a value of $40,000. Employees exercised stock options to convert 16,947 shares and the remaining shares were from debenture conversions.

3.    Debt Financing
      --------------

          On March 13, 1996, the Company raised $5.5 million in cash from the sale of 10% convertible debentures. These debentures are convertible into common stock at $2.00 per share, or at 85% of the average 5 day closing bid price for the five trading days immediately prior to the conversion date at the option of the debenture holder. Debentures are placed in denominations of at least $50,000 and multiples of at least $50,000 in excess thereof. Debenture interest accrues at a rate of 10% per annum and is payable in stock upon conversion. Debentures can be converted into common stock in increments of 1/4, 1/4/, 1/4, and 1/4 beginning the 60th, 90th, 120th and 150th days after the final closing. At the end of 3 years from the closing date, all debentures will automatically be converted into common stock. Debenture holders received warrants equal to 20% of position held in shares at a strike price of $2.00, with a 5 year term.

4.    Contingencies
      -------------

          To date the Company has not reached a settlement with Singapore Precision Industries (SPI) on the termination of the agreement regarding the manufacturing of plastic card printers for the imaging business. The Company currently believes that because of the passage of time, the value of the $1,810,000 of inventory has decreased. However, neither the final outcome of negotiations, nor a litigated outcome, in the event a settlement is not reached, can be predicted. Therefore, the Company has made no provision for any losses as of March 31, 1996.

          The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management of the Company, after consultation with outside legal counsel, the ultimate disposition of these matters will not have a material effect on the accompanying condensed consolidated financial statements. See also Legal Proceedings, Item I, Part II.

5.    Subsequent Event
      ----------------

      None.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

Results of Operations
- ---------------------
Three Months Ended March 31, 1996 Compared to Three Months Ended
- ----------------------------------------------------------------
March 31, 1995
- --------------


         Separate Business Units.  In anticipation of a possible initial public
         -----------------------
offering or spin-off of Sandia Imaging Systems Corp. (SIS), the following summarized financial data for the two businesses has been prepared. The summarized financial data of LMC and SIS, as presented herein, do not necessarily reflect financial position or results of operations of the separate businesses that might occur if the two entities had no ownership or management relationships.

                                         Marking (LMC)       Imaging (SIS)  Consolidated (LASX)
                                        Corporate (LASX)      (Unaudited)       (Unaudited)
                                          (Unaudited)
Current assets                            $ 9,137,918          $ 5,564,572      $14,702,490
Non-current assets                          2,116,974            1,687,314        3,804,288
                                          -----------          -----------      -----------
                                          $11,254,892          $ 7,251,886      $18,506,778
                                          ===========          ===========      ===========

Current liabilities                       $ 3,888,264          $ 3,488,951      $ 7,377,215
Inter-Co. (receivable) payable            (11,765,423)          11,765,423            -
Long-term liabilities                       6,643,008              168,966        6,811,974
Stockholders' equity                       12,489,043           <8,171,454>       4,317,589
                                          -----------          -----------      -----------
                                          $11,254,892          $ 7,251,886      $18,506,778
                                          ===========          ===========      ===========

Sales                                     $ 2,707,459          $ 1,404,242       $ 4,111,701
Cost of sales                               1,563,053            1,129,454         2,692,507
                                          -----------          -----------       -----------
Gross profit                                1,144,406              274,788         1,419,194
                                          -----------          -----------       -----------
Gross margin %                                42%                  20%               35%
                                          -----------          -----------       -----------

Expenses:
Research and development                  $   217,389          $   484,131           701,520
General and administrative                    408,399              953,730         1,362,129
Selling and  marketing                        410,430              695,361         1,105,791
                                          -----------          -----------       -----------
 Profit/<Loss>
  from operations                             108,188           <1,858,434>       <1,750,246>

Other expense <income>                         87,088              210,851           297,939
                                          -----------          -----------       -----------
  Net Profit/Loss                         $    21,100          $(2,069,285)      $(2,048,185)
                                          ===========          ===========       ===========

          Sales.  Consolidated sales for the first quarter of 1996 increased
          -----
$845,226 from $3,266,475 in 1995. The increase of $450,000 was primarily due to increased shipments of marking spare parts and markers and the addition of a new product line (BlazerJet (TM)) during the first quarter and a $676,000 increase in imaging sales of plastic card printers and the related consumables and parts. This was partially offset by the discontinuation of a product line in December 1995 which provided approximately $280,000 of sales in the first quarter of 1995. Accounts receivable increased at March 31, 1996 compared to December 31, 1995 because several large sales totalling over $1,000,000 were recorded at the end of the quarter.

          Cost of Sales.  Consolidated cost of sales for the first quarter of
          --------------
1996 increased compared to the first quarter of 1995 due to the increase in sales volume. Gross margin increased slightly from 33% to 34% because of an increase in the overall gross margin for the marking business. This was due to the mix of business that included a higher percentage of spare parts which carry a higher gross margin. This was offset by lower margins in the imaging business because of competitive pricing and an increase in product costs of specific applications for plastic card printers.

          Inventory.  The Company's consolidated inventory increased $452,869
          ----------
to $4,442,219 at March 31, 1996 compared to December 31, 1995 due to an inventory increase in the marking business for BlazerJet(TM) production.

          Research and Development.  The decrease in consolidated research and
          -------------------------
development expense of $196,550 in the first quarter of 1996 compared to the first quarter of 1995 is due to the completion of major development work on the BlazerJet(TM) laser marker of which the laser marking business expended approximately $70,000 in 1995 and a $126,500 reduction of development costs in the imaging business.

          General and Administrative.  Consolidated general and administrative
          ---------------------------
expenses of $1,362,129 were 39% higher than the first quarter of 1995 because of the expanded and increased worldwide operations in the imaging business.

          Selling and Marketing.  Selling and marketing expenses in 1996
          ----------------------
increased by $237,555 compared to 1995 expenses of $868,236. The increase is due primarily to a $28,000 increase in marketing efforts in the marking business and a $243,000 increase in marketing and customer service efforts in the imaging business. The closure of offices in Oxford, England and Keene, New Hampshire partially offset the increase by approximately $56,000.

          Other Income (Expense).  The net increase in other expense of $175,131
          -----------------------
to $297,939 in the first quarter of 1996 compared to the first quarter 1995 is principally due to the interest, amortization, and discount expense incurred by the Company on the debenture financings in October 1995 and March 1996. Additional interest expense of approximately $53,000 relates to the Company's capital lease obligations.

          Net Results.  The consolidated net loss $2,048,185 increased $272,658
          ------------
from the $1,775,527 loss incurred in the first quarter of 1995. The increased loss was due to an increase in operating expenses in both the marking and imaging businesses and lower gross margins in the imaging business.

          Liquidity and Capital Resources.  Since inception the Company has
          --------------------------------
utilized the proceeds from a number of public and private sales of its equity securities and the exercise of options and warrants to meet its working capital requirements.

          Cash and cash equivalents increased $1,421,682 at March 31, 1996 compared to December 31, 1995. Financing activities generated net cash of $6,312,771 principally from the issuance of debentures. Operating activities used net cash of $4,826,491 principally to support the increases of $1,603,919 in accounts receivable, the loss of $2,048,185, an increase in inventory of $452,869 and a reduction of accounts payable of $202,130. The increase in accounts receivable at March 31, 1996 as compared to December 31, 1995 was the result of increased plastic card printer sales at the end of the first quarter compared to year end. The increase in inventory of $452,869 is due to increased marking products inventory. Capital expenditures amounted to $64,598.

          The Company's operations in the first quarter of 1996 continued to generate losses primarily as a result of increases in operating expenses and lower than expected sales in both the imaging and marking business.

          Between December 1995 and the end of March 1996, the Company raised $5.5 in debt from the sale of debentures to provide capital for further expansion and fund continuing losses.

          The Company's business plan for 1996 is based principally upon significant increases in the sale of existing imaging products and the successful introduction of new product sales in both of its business segments, significant manufacturing cost reductions and reductions in research and development expenditures, and an improvement in gross margin. Because of the anticipated timing of new product introductions and manufacturing cost reductions, together with the necessity to prepay all or a portion of the balance of, and achieve compliance with, the covenants included in its lease obligation financing, the Company may require additional external financing to meet its 1996 requirements. A debenture offering was completed in March 1996 which raised $5.5 million. The Company initially projected positive cash flow to occur in the first quarter of 1996. However, because of extended customer testing and prototype modifications, shipments under a significant imaging contract were delayed until June 1996. As a result, the Company projects cash flow to be positive in the fourth quarter of 1996. Such a forecast is predicated on a number of assumptions and decisions that are subject to continuing review by management, and may change at any time.

          In 1983, the City of Albuquerque issued 8% tax-exempt industrial development revenue bonds in connection with a long-term 25-year capital lease of the Company's headquarters facility. The principal amount outstanding as of March 31, 1996 was $1,089,116.

          Pursuant to its agreement with the City of Albuquerque, Lasertechnics is required to maintain a current ratio of at least 1 to 1 and a debt to equity ratio of not more than 3 to 1. At March 31, 1996, Lasertechnics' current ratio was 1.99 to 1 and its debt to equity ratio of 3.29 to 1. The Company has a prepayment agreement with the bondholder whereby the bondholder agreed to waive its right to call the bond for redemption through April 1, 1996, provided the lessee pays the base prepayment and an additional prepayment amount of $8,000 per month on a timely basis. All such payments were made on a timely basis. The lessee has met with the bondholder and anticipates an extension or similar agreement for a future period. If the Company is not able to obtain an extension, waiver or come into compliance, it may be necessary to obtain additional equity financing or refinance the capital lease obligation amounting to $1,089,116 as of March 31,1996. While management believes that if required it will be able to obtain such refinancing, there can be no assurances that the Company will be able to do so. Failure to obtain financing or to comply with such ratio requirements could result in relocating to other facilities and the associated disruption of the business, as well as increased difficulty in obtaining financing and credit, and could affect the Company's ability to continue as a going concern.

OTHER

          Inflation has not had nor is expected to have a material impact on the operations and financial condition of the Company.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- -------  -----------------

          On February 28, 1996, an investor group filed suit against the Company in the US District Court for the Southern District of New York. This lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 1,400,000 shares of the Company's common stock at $.495 per share. The option had been granted to the Company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day, the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former President and CEO and was not transferable to third-parties. The lawsuit seeks issuance and registration of the 1,400,000 shares upon payment of the exercise price, or in the alternative, monetary damages which the investor group alleges to be not less than $2,800,000. On May 1, 1996, the Company moved to dismiss the complaint on the grounds that the court in New York lacks personal jurisdiction over the Company. A decision on that motion is still pending. The Company believes the claim is without merit and will vigorously oppose it. At March 31, 1996, management estimates that the ultimate outcome will not have a materially adverse effect upon the Company's financial condition or results of operations. Management's estimates could change depending on how the lawsuit progresses.


Item 2.   Changes in Securities
- -------   ---------------------

          None.

Item 3.   Defaults Under Senior Securities
- -------   --------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

          None.

Item 5.   Other Information
- -------   -----------------

          None.

Item 6.   Exhibits and Reports on Forms 8-K
- -------   ---------------------------------

          (a)  No Exhibits

          (b)  Filed 1/2/96

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date_____________________           LASERTECHNICS, INC.


                                    By: /s/Richard C.E. Morgan
                                       ----------------------------
                                       Richard C. E. Morgan
                                       Chairman of the Board &
                                       Chief Executive Officer


                                    By: /s/Ronald Bencke
                                       ---------------------------
                                       Ronald Bencke
                                       Vice President and
                                       Chief Financial Officer