Form 10KSB/A
period 1995-12-31
LASERTECHNICS INC
filed 1996-05-23
CIK 710597

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                 FORM 10-KSB/A-2

                                 AMENDMENT NO. 2

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
(MARK ONE)      For the fiscal year ended December 31, 1995

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
          For the transition period from _____________ to ____________

                       Commission file number   0-11933
                              LASERTECHNICS, INC.
- -----------------------------------------------------------------------------
                (Name of small business issuer in its charter)

            DELAWARE                                      85-0294536
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)
- -----------------------------------------------------------------------------

  5500 WILSHIRE AVENUE, N.E., ALBUQUERQUE, NEW MEXICO        87113
- -----------------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

                  Issuer's telephone number. (505) 822-1123
                                             --------------
Securities registered under Section 12(b) of the Exchange Act:

     Title of each class           Name of each exchange on which registered
            NONE
            ----                                       ----

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
Yes  X   No
   ----     ----

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



                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ________ No ________


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Transitional Small Business Disclosure Format (Check one):
Yes      ; No   X
    ----      ----

                                TABLE OF CONTENTS



PART I                                                             PAGE

     Item 1.   Business..........................................  4

     Item 2.   Properties........................................ 12

     Item 3.   Legal Proceedings................................. 12

     Item 4.   Submission of Matters to a Vote of Security
               Holders........................................... 13

PART II

     Item 5.   Market for the Registrant's Common Equity
               and Related Stockholder Matters................... 13

     Item 6.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..... 14

     Item 7.   Financial Statements and Supplementary Data....... 22

     Item 8.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure............  23

PART III

     Item 9.   Directors and Executive Officers of the
               Registrant........................................  23

     Item 10.  Executive Compensation............................  26

     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management.............................  26

     Item 12.  Certain Relationships and Related Transactions....  26

     Item 13.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K...............................  26

SIGNATURES.......................................................  31

Part I

Item 1.   Business

GENERAL DEVELOPMENT

Lasertechnics, Inc., a Delaware corporation, was formed in October 1981. Lasertechnics, Inc., together with its wholly-owned inactive subsidiary, Quantrad Corporation ("Quantrad"), its 100% owned subsidiary created in 1995, Lasertechnics Marking Corporation ("LMC"), and its 92% owned subsidiary, Sandia Imaging Systems Corp. ("SIS"), all Delaware corporations, is hereinafter referred to as the "Company," unless the context otherwise requires. Quantrad is currently in the process of dissolution. In early 1995, the Company became a holding company with two independent operating units. This was accomplished by placing the Company's marking business into LMC.

SIS, formed in August 1993, distributes, integrates and sells multi-station and mono-station card printers and computer software systems for identification cards. SIS has awarded options to directors and employees that, if and when vested and exercised, will reduce the Company's ownership to approximately 85%. SIS also has a 100% owned French subsidiary, Sandia Imaging Systems Europe, S.A. ("SISE"). Printis S.A.R.L., a wholly owned subsidiary of SISE, was merged into SISE in June 1995.

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

CURRENT PRODUCT LINES

MARKING

There is an increasing worldwide consumer awareness and demand for batch and expiration codes on a variety of packages and containers. Laser marking products, instruments and related service accounted for approximately 77% of 1995's consolidated sales.

LASER MARKERS. LMC designs, manufactures and markets laser marking systems that are used by manufacturers to place lot numbers, expiration dates and other information on diverse products and packages. Since inception LMC has steadily moved toward providing CO2 (carbon dioxide) gas laser markers that are easily integrated into a wide range of sophisticated and demanding high speed product packaging facilities. The Blazer 6000-TM- is a water cooled CO2 pulsed gas lasers used in the on-line marking of industrial and consumer products. In 1995, LMC introduced the BlazerJet-TM- dot-matrix coders. The BlazerJet-TM- had been under development for the years 1994 and 1995 as discussed in the Product Development Marking Section. BlazerJet-TM- offers a higher degree of programmability to solve a greater number of packaging problems. A large number of codes can be stored and called up for use with a few simple key strokes. The system is transportable between packaging lines and is designed for maximum flexibility - while providing marking quality and operating performance superior to inkjets of similar capacity. BlazerJet-TM-units were shipped in the third quarter of 1995 and LMC expects to make shipments of production version BlazerJets-TM- throughout 1996. LMC's marking systems, typically, solve problems related to four main product identification needs:

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

HIGH THROUGHPUT. High speed packaging lines cannot use the slower contact methods for identifying products. The Company's Blazer 6000-TM- can operate at speeds exceeding 1800 marks per minute and easily provide legible information on fragile and/or thin materials with irregular surfaces or limited space. The Blazer marks so fast (about one-millionth of a second per mark) that it has proved possible to mark at the highest speeds required by packaging equipment manufacturers with which the

Company has integrated the Blazer system. High line speeds are accommodated by the Blazer's simple computer-based controller that interfaces easily with the most modern packaging line control equipment. Low speed lines are more ideal for the Company's BlazerJet-TM- product.

ENVIRONMENTAL CONCERNS. Packagers seeking a product identification system that must eliminate the problems inherent with expensive and hazardous inks and solvents are increasingly using lasers. The solvents used in many industrial ink jet coders are potentially harmful to the environment as well as the health of personnel who handle them. In addition, many inks used in marking contain solvents which are classified as hazardous substances by the EPA and, as such, are becoming more and more expensive to handle as government regulations become more stringent. The Company's products neither use nor produce hazardous waste substances as they consume nothing but electricity, water and non-toxic laser gas. Thus the Blazer and BlazerJet-TM- offer a safe, environmentally clean and highly reliable product marking alternative to ink jet coding.

The Company believes that a worldwide move by packagers to laser marking places it in a unique position to leverage its position as the largest U.S. based manufacturer of high speed, laser-based product coding equipment. The Company continues to receive repeat orders from customers who purchase the Company's hardware and solutions to meet package marking requirements.

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

IMAGING

PHOTO QUALITY PLASTIC CARD PRINTERS. The cost of card fraud totals billions of dollars per year and card issuers are now accelerating the use of technology to reduce the losses. SIS develops and markets systems to help businesses and government agencies implement new technological solutions to address the increase in card fraud. SIS offers a family of high-speed plastic card printers which use the dye sublimation process. During 1995, SIS added four-, five-, six- and seven-station models to its line of Mono and Multi-station plastic card printer line. The models were in product development during the past two years.  SIS has the ability to offer customized printers for identification and credit card applications. In the fourth quarter of 1995 SIS shipped the first production product in the plastic card printer family. Plastic card products accounted for approximately 55% and 80% of SIS's sales in 1994 and 1995 respectively.
These sales occurred in over 18 countries around the world. These printers were sold to organizations that need to instantly generate or batch process photographically-customized ID/security and credit cards, such as health care providers, credit card companies, banks, government agencies and immigration
authorities.   The plastic card printers accommodate cards of any size and shape defined by the ISO (International Standards Organization) card standard. These can be any kind of PVC-based card available today, including plain, magnetic striped, smart (i.e., with on-card microprocessors) or optical storage.

The Company's systems can support the printing and data encoding requirements of any card-mounted, digitized security technology, positioning the Company to grow rapidly in the card security industry.

DATAGLYPHS. The newest product offering from SIS is DataGlyphs. SIS has the sole worldwide rights granted by Xerox Corporation for the sale of DataGlyphs, a portable database symbology, for use on pocket sized media, including identification cards. DataGlyphs offers 30 times more data storage than magnetic stripes, at the same level as card chips, but costs no more than the magnetic stripe card. SIS has developed a total card security system called the "Chipless"-TM- Smart Card Verification System, that combines DataGlyphs encryption and encoding technology together with Biometric verification software (the BioGlyph software system), which the company offers through re-seller arrangements. SIS has also developed a customized DataGlyphs reader called GlyphScan-TM- to serve as the scanning device for DataGlyphs applications. The DataGlyphs system sold together with the plastic card printer family, form a unique total solution for the printing, encoding, securing and verifying functions of card identification applications. The "Chipless"-TM- Smart Card Verification System can address a variety of applications for financial, immigration and customs, visas, passports, drivers licenses, national identification programs, government entitlement programs, health-care industry and other ID badge applications.

The Company created strategic product marketing alliances with several leading system integrators and technology companies in the card security market.

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

PRODUCT DEVELOPMENT

MARKING. In October 1993 the Company's distribution agreement with Lumonics Hull terminated. Under the terms of the contract, LMC was free to develop products that might replace those formerly purchased from Lumonics Hull. LMC developed the BlazerJet-TM- to replace the Xymark laser marking system. This new marker emulates the action of an ink jet system by forming dot matrix characters on moving product. BlazerJet-TM- utilizes technology licensed from United Technology Optical Systems and DeMaria Electropic Systems and is the first single-laser system of this type to bring the laser tube to the mark point. LMC introduced a prototype of its new BlazerJet-TM- laser marking system in November 1994. The initial shipments of BlazerJet-TM- began to select customers in the fourth quarter of 1995.

IMAGING. SIS made several technological enhancements of its current generation plastic card printer, which increased functionality and reduced manufacturing costs. Because of the specialized requirement of two significant customers, SIS has delayed development of its new generation of plastic card printers. The development efforts employed on these two major contracts will be incorporated into its new generation. SIS will continue the development of its new generation in the second quarter of 1996 which will further enhance the Company's position as an innovator in this emerging market. In addition, the Company will continue to develop the DataGlyphs product line which complements the plastic card printer line.

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

IMAGING. SIS plastic card printers use the dye sublimation process which competes with a number of large hardware and software companies with similar products. SIS competitors include DataCard, Atlantek, Toppan, Dai Nippon Printing, among others.

Competition is expected to intensify in both the laser marking and imaging industries as technological advances in both industries are made and become more widely known.

MANUFACTURING AND SUPPLIERS

Approximately one-half of the LMC employees are engaged in manufacturing activities. Both companies depend upon a number of outside suppliers for components for their products.

In the second half of 1994 SIS signed a manufacturing agreement with Singapore Precision Industries, PTE. LTD (SPI). During 1995 SPI manufactured several plastic card printers and print modules. However, because of a market shift from Mono-stations to Multi-stations, SIS discontinued all production in Singapore in the third quarter of 1995 and SIS is in negotiations with SPI to terminate the manufacturing agreement. All manufacturing is currently done by PolyPrint in Besancon, France.

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

EXPORT SALES

Refer to Note 15 of the Notes to the Consolidated Financial Statements of December 1995, 1994, and 1993.

BACKLOG

The company had the following backlog of firm orders:

- --------------------------------------------------------------------------
                             YEAR END        YEAR END       YEAR END
                               1995            1994           1993
- --------------------------------------------------------------------------
     Total                  $3,442,000     $3,886,000      $8,094,000
- --------------------------------------------------------------------------

The booked backlog at year-end 1995 will be liquidated during 1996.

PATENTS

The Company is licensed under certain patents related to the lasers used by it in its markers. These patents expire at various dates through 2005. The Company also owns and has the worldwide distribution rights to three French patents covering the mechanical parts and assembly of the plastic card printer family of dye sublimation photo-ID printers. In 1995 the Company registered the trade names "Chipless"-TM- Smart Card and "GlyphScan"-TM-. "The Clean Ones"-TM-and "Inkless InkJet"-TM- were registered in 1994. None of the Company products, however, is covered by exclusive controlling patent rights so as to preclude the manufacture of competitive products by others.

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

Item 3.   LEGAL PROCEEDINGS

On February 28, 1996, an investor group comprised of Michael Jesselson,
Nicholas Madonia as Trustee for the Blech Family Trust, and David Blech filed suit against the Company in the U.S. District Court for the Southern District of New York. The action arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 1,400,000 shares of the Company's Common Stock at $.495 per share. The option had been granted to the Company's former President, who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. The Company refused to recognize the attempted transfer of the option to the investor group on the primary ground that the option was granted personally to the Company's former President and was not transferable to third parties. The lawsuit seeks issuance and registration of the 1,400,000 shares upon payment of the exercise price of $693,000, or in the alternative, monetary damages which the investor group alleges to be not less than $2,800,000. While the Company's management believes the claim is without merit and will vigorously oppose it, at the present time it is not reasonably possible to predict the outcome. Therefore, the Company has made no provision for any losses as of December 31, 1995 and as of March 31, 1996.

Also, refer to Note 12 of the Notes to the Consolidated Financial Statements of December 1995, 1994, and 1993.

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

Part II

Item 5.   MARKET FOR LASERTECHNICS COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

The table below sets forth high and low last sale prices for the Common Stock during each of the periods indicated, as reported by the WALL STREET JOURNAL. The Company's stock trades under the symbol LASX.

                   1994 LAST SALE PRICES     1995 LAST SALE  PRICES
                   ---------------------     ----------------------
CALENDAR PERIOD       LOW          HIGH        LOW            HIGH
- -------------------------------------------------------------------
First Quarter      $ .96875       1.5625     1.00000         1.6250
Second Quarter     $ 1.0625       2.5000     1.12500         1.6250
Third Quarter      $1.46875       2.5625     1.34375         2.3750
Fourth Quarter     $2.03125       1.1875     1.03125         2.4375

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

NET RESULTS

The consolidated net loss for 1995 was $9,094,503, a 24.8% increase over the 1994 consolidated net loss of $7,286,956. The 1994 net loss was an increase of $5,241,886 over the 1993 net loss of $2,045,070. Sales decreased from $15,856,209 in 1994 to $13,429,731 in 1995. In 1993 sales totalled
$8,028,010. The gross profit percentage decreased to 31.8% in 1995 from 32.7% in 1994 and 35.2% in 1993.

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

In 1995 the marking segment gross profit dollars decreased from 1994 by 8% while the gross profit percentage increased from 34% in 1994 to 37% in 1995. The gross profit changes resulted primarily from the completion of a significant lower margin system order in 1994, as mentioned in the previous paragraph, and an increase in the higher margin service sales in 1995.

In 1994 the marking segment gross profit increased by 86%, or $1,568,113, from 1993, while the gross profit percentage declined from 36% to 34%. Accounting for these changes primarily was the shipment during 1994 of a large lower margin single order of $7.5 million and recall costs related to the Anheuser-Busch order.

Segment operating expenses totalled $3,979,055, $4,540,085 and $2,925,597 in 1995, 1994 and 1993 respectively. The 12% decrease in operating expenses from 1994 to 1995 resulted from the reduction in commissions due to lower sales and from the completion in the prior year of the major research and development efforts on the new BlazerJet-TM- system resulting in a reduction of the research and development expenses of approximately $225,000.

The significant prototype development costs of the BlazerJet-TM- laser marking system combined with the commissions paid on the significantly higher sales of laser markers, the increase in international sales efforts for the entire year and the costs for the implementation of a Total Quality Management Program, increased the total segment operating expenses by $1,614,488 in 1994 over the 1993 expense of $2,925,597.

IMAGING

The imaging segment loss from operations increased 17% to $7,934,839 in 1995, following a $5,376,909 increase in the operating loss in 1994 compared to 1993. These changes are a result of a decrease in the gross profit of $575,430 in 1995 and more importantly, an increase in operating expenses of $1,731,035 from 1994 to 1995 and $4,676,720 from 1993 to 1994.

Imaging segment sales decreased 20% in 1995 compared to 1994 primarily because of the decrease in Digital Imaging Recorder (DIR) and SnapShot sales of approximately $750,000. In the fourth quarter of 1995, the DIR and SnapShot lines of printers were sold.

The imaging sales increased $2,041,141 in 1994 over sales of imaging products in 1993 due to the availability of the dye sublimation plastic card printers for the full 1994 year.

The imaging segment gross profit decreased from 27% in 1994 to 16% in 1995 due to the larger than expected OEM sales of plastic card printers which carry a lower selling price and lower margin, and because of the sale of specific designed plastic card printers which have a higher product cost than standard models.

The gross profit percentage for the imaging segment declined from 33% in 1993 to 27% in 1994 because of lower sales prices on DIR's as a result of competitive pricing and also due to a larger portion of plastic card printer sales being made to OEMs, which carry a lower selling price and lower margin.

Segment operating expenseS increased 26% in 1995 to $8,421,496 from the $6,690,461 operating expenses in 1994. This increase of $1,731,035 was the result of approximately $440,000 increase in sales and marketing costs, including the opening of several sales offices, and approximately $530,000 increase in costs due to the establishment of a customer service department. In addition, general and administrative costs increased $875,000 to support the overall expanded operations of the imaging business, including approximately $268,000 increase in the allocation of costs to operate the Lasertechnics, Inc. holding company.

Research and development expenses declined 5%, or approximately $115,000, from the 1994 level. Additional R & D costs of approximately $775,000 were incurred in 1995 for overall manufacturing development efforts and for specific customer applications relating to plastic card printer sales. These increased R & D costs however, were more than offset by the termination of the development for the SnapShot and DIR product lines on which the Company spent over $890,000 in 1994.

Imaging operating expenses increased 232% in 1994 compared to 1993. The increased expenses were due to the full year effect in 1994 of the creation of SIS Europe compared to three months of 1993 and the full year effect of imaging G & A expenses compared to five months of 1993. Increased expenses also resulted from the establishment of sales offices in Singapore, England and the U.S. and the addition of personnel related to the new sales offices. Research and development expense increased in 1994 due to the ongoing development activities for the plastic card printers and the write-off of the SnapShot capitalized software development costs. Printis development activity was also included for nine months of 1994 when it became a 100% owned subsidiary.

OTHER INCOME AND EXPENSE

Other income/(expense) was $64,699 in 1993, ($94,147) in 1994, and ($964,290) in
1995. There was virtually no interest expense in 1993 due to the existing debt being converted to equity. Other expense in 1994 was comprised of interest expense and a nominal amount of interest income. The majority of other expenses in 1995 relate to the interest and amortization on the sale of the October 1995 debentures and short term debt.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt from shareholders to meet its working capital requirements. An increase of $465,299 in the cash and cash equivalents at December 31, 1995 from December 31,1994 was the result of the sale of preferred stock and the sale of convertible debentures. The majority of the $12,359,323 net proceeds from financing activities was raised from the sale of $7,000,000 in debentures and other private borrowings later converted to equity investments. Operating activities used net cash of $10,898,506 primarily to support the $9,094,503 loss, the $1,149,528 increase in inventory, and the $1,165,875 increase in accounts receivable.

Although sales decreased from 1994 to 1995, accounts receivable increased primarily due to a large number of shipments during the last two weeks of 1995 totaling approximately $1 million. In addition, an account receivable of $718,932 due from a single customer is subject to an offset against a payable to the customer. The Company and customer have agreed to the setoff of the payable which is approximately the same amount. Inventory at December 31, 1995 increased by $1,149,528 from December 31, 1994 due to a buildup in the new BlazerJet-TM- inventory for LMC plus SIS inventory for planned sales increase in 1996. Investing activities used net cash of $995,518 for capital expenditures.

The Company's operations in 1995 continued to generate losses as the result of continued research and development. Looking for long-term growth and profitability, the Company has either sold or discontinued certain product lines which were not profitable.

The Company's foreign sales are generated by SIS Europe (located in Paris, France), SIS US, and LMC. SIS Europe sales and operating costs are in French Francs. SIS US and LMC sales are in US dollars, except for a subcontract that was signed in April 1996 of approximately $5 million which will be settled in Australian dollars. The Company is considering the purchase of a currency contract to limit its exposure under this subcontract. There were no significant currency fluctuations in 1995.

The Company's business plan projects positive cash flow after the third quarter of 1996. This projection is predicated principally upon significant increases in the sale of existing imaging products and the successful introduction of new product sales in both of its business segments, significant manufacturing cost reductions and reductions in research and development expenditures, and an improvement in gross margin. Because of the anticipated timing of new product introductions and manufacturing cost reductions, together with the necessity to prepay all or a portion of the balance of, and achieve compliance with, the covenants included in its lease obligation financing, the Company may need $10 million of additional external financing to meet its 1996 requirements. A debenture offering was completed in March 1996 which raised $5.5 million of the $10 million. Management believes that it will be able to access equity, debt or bridge financing sufficient to fund the cash requirements beyond cash provided from operations; however, there are no assurances that the Company will be able to do so. Currently, there are no existing commitments for any additional external financing.

As of March 22, 1996, management has raised cash from the sale of $5.5 million in 10% convertible debentures. These debentures are convertible into common stock at $2.00 per share, or at 85% of the average 5 day closing bid price for the five trading days immediately prior to the conversion date. Debentures are placed in denominations of at least $50,000 and integral multiples of at least $50,000 in excess thereof. Debenture coupons accrue at a rate of 10% per annum and are payable in stock upon conversion. Debentures can be converted into common stock in increments of 1/4, 1/4/, 1/4, and 1/4 beginning the 60th, 90th, 120th and 150th days after the final closing. At the end of 3 years from the closing date, all debentures will automatically be converted into common stock. Debenture holders shall receive warrants equal to 20% of position held in shares at a strike price of $2.00 with a 5 year term.

Lasertechnics may force conversion of any or all of the debentures at a price that would give the investor the same return as it would have received had it converted on the day the redemption occurs or may call any or all of the debentures in increments of no less than $1.5 million at the following prices and times:

     130% of stated value          12 months + 1 day to 18 months
     125% of stated value          18 months + 1 day to 24 months
     120% of stated value          24 months + 1 day to 30 months
     115% of stated value          30 months + 1 day to 36 months


The shares of common stock issuable upon conversion have not been registered under the Securities Act of 1933 as amended and may not be offered or sold in the United States during the restricted period.

In 1983, the City of Albuquerque issued 8% tax-exempt industrial development revenue bonds in connection with a 25-year capital lease of the Company's headquarters facility. The principal amount outstanding as of December 31, 1995 was $1,113,768 which is shown as a current liability. Pursuant to its agreement with the City of Albuquerque, Lasertechnics is required to maintain a current ratio of at least 1 to 1 and a debt to equity ratio of not more than 3 to 1. At December 31, 1995, the Company's current ratio was 1.5 to 1, and its debt to equity ratio was 4.0 to 1, which put the Company in violation of the agreement. The Company is not now in compliance with such requirements and management believes that absent an additional equity investment, it will not be able to come into compliance. The Company has a prepayment agreement with the bondholder whereby the bondholder agreed to waive its right to call the bond for redemption through April 1, 1996, provided the lessee pays on a timely basis the base prepayment and an additional prepayment amount of $8,000 per month. All such payments were made on a timely basis. The lessee has met with the bondholder and anticipates an extension or similar agreement for a future period. If such an agreement is not completed, it will be necessary to obtain additional equity financing or refinance the capital lease obligation amounting to $1,113,768 as of December 31,1995. While management believes that if required it will be able to obtain such refinancing, there can be no assurances that the Company will be able to do so. Failure to comply with such requirements could result in relocating to other facilities and the associated disruption of the business, as well as increased difficulty in obtaining financing and credit, and could affect the Company's ability to continue as a going concern. (See note 6 to the Consolidated Financial Statements.)

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


RESTRUCTURING CHARGE.

At the end of 1994, the Company's imaging business, SIS, evaluated their product lines with an eye towards focusing on the long term revenue and profit potential of each one. As a result of that evaluation, it was determined that the DIR was at the end of its product life cycle and that the niche markets SIS had attempted to exploit to extend the product's life did not materialize. Additionally, SIS was unable to develop the expected market for the SnapShot product, and there were significant components of the initial plastic card printer product that were made obsolete by technological enhancements. The end result of the evaluation was a restructuring charge totalling $1,148,275 made up of inventory adjustments to the various product lines. Finally, capitalized software development costs for the SnapShot product line of approximately $553,000 were charged to research and development expense. The DIR was sold in 1995. The SnapShot product line was discontinued.


OTHER

Inflation has not had nor is expected to have a material impact on the operations and financial condition of the Company.

In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In October 1995 the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 permits companies to retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees," for recognizing stock-based compensation. However, companies are encouraged to adopt a new accounting method based on estimated fair values. Companies that do not follow the new fair value based method will be required to provide expanded disclosures in their 1996 financial statements.

Management believes that adopting SFAS 121 and SFAS 123 in 1996 will not have a material effect on the Company's consolidated financial position or results of operations.



Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                            PAGE
                                                            ----
Consolidated Financial Statements:
     Independent Auditors' Report                            F-1
     Consolidated Balance Sheets - December 31, 1995
          and 1994                                           F-2
     Consolidated Statements of Operations - Years Ended
          December 31, 1995, 1994 and 1993                   F-3
     Consolidated Statements of Stockholders' Equity -
          Years Ended December 31, 1995, 1994 and 1993       F-4
     Consolidated Statements of Cash Flows
          Years Ended December 31, 1995, 1994 and 1993       F-5
     Notes to Consolidated Financial Statements -
          December 31, 1995, 1994 and 1993                   F-7

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

                                            POSITIONS AND OFFICES
                                            WITH LASERTECHNICS AND WHEN
NAME                              AGE       TERM OF OFFICE COMMENCED
- ----                              ---       ---------------------------
Richard C. E. Morgan ........      51       Chairman of the Board
                                            (1994) and Chief Executive
                                            Officer (1994) Chairman of
                                            the Board (LMC 1995) &
                                            (SIS 1993)

Ronald Bencke .................... 56       Vice President and Chief
                                            Financial Officer (1994)
                                            Vice President and Chief
                                            Financial Officer (LMC 1995)

Eugene A. Bourque ...........      50       Director (1993) President &
                                            CEO (LMC 1995)

Jean-Pierre Arnaudo...........     51       Director (1995) President &
                                            CEO  (SIS 1995)

E.A. Milo Mattorano..........      50       Vice President and Chief
                                            Financial Officer &
                                            Controller (SIS 1995)

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

          10.1 -- License Agreement, dated November 10, 1981, between Lasertechnics and National Technical
                    Information Service. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Registration Statement on Form S-1 (Registration No. 2-80946).

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

          10.6 -- Employment agreement dated August 31, 1989, between Louis F. Bieck, Jr. and Lasertechnics, Inc. as amended. Incorporated herein by reference to Exhibit
                    10.17 Lasertechnics' Form 10-K for the year ended December 31, 1990.

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

          10.10-- Distributor Agreement, dated November 16, 1990, between Lasertechnics and Coherent-Hull, Ltd. Incorporated herein by reference to Exhibit 10.17 to

                    Lasertechnics' Form SB-2, Post-Effective
                    Amendment  No. 2, dated December 14, 1993.

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

          11.0  --  Statement Re:  Computation of Per Share Earnings

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

Dated:  5/23/96

                                       LASERTECHNICS, INC.


                                       By: /s/ Richard C. E. Morgan
                                       --------------------------------------
                                           Richard C. E. Morgan
                                           Chairman of the Board &
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Richard C. E. Morgan              By: /s/ Paul J. Coleman,Jr.
   ------------------------------          ------------------------------
         Richard C. E. Morgan                      Paul J. Coleman, Jr
         Chairman of the Board and                 Director
         Chief Executive Officer

By:  /s/ Ronald Bencke                     By: /s/ C. Seth Cunningham
   ------------------------------          ------------------------------
         Ronald Bencke                             C. Seth Cunningham
         Vice President, Chief Financial           Director
         Officer and Principal Accounting
         Officer

By:  /s/ Jean-Pierre Arnaudo               By: /s/ Theodore F.Patlovich
   ------------------------------          ------------------------------
         Jean-Pierre Arnaudo                       Theodore F.Patlovich
         Director                                  Director

By: /s/ E. A. Bourque                      By: /s/ Alfred E. Paulekas
   ------------------------------          ------------------------------
        E. A. Bourque                              Alfred E. Paulekas
        Director                                   Director

By: /s/ Richard M. Clarke
   ------------------------------
         Richard M. Clarke
         Director

                                 Exhibits Index



EXHIBITS

11    Computation of Per Share Earnings                                  33

23.1  Independent Auditors' Consent

                                                                Exhibit 11


                     Lasertechnics, Inc. and Subsidiaries
                       Computation of Per Share Earnings


                                           YEAR ENDED DECEMBER 31
                                           -----------------------
                                     1995           1994              1993
                                     ----           ----              ----
Shares Outstanding:

Weighted average shares
  outstanding:                    27,511,489      21,997,410       16,842,380

Net loss applicable to
  common stock:                  $ 9,167,737     $ 7,286,956      $ 2,045,070

Net loss per share:              $      (.33)    $      (.33)     $      (.12)
                                        -----           -----            -----
                                        -----           -----            -----

                         INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Lasertechnics, Inc.:


We consent to incorporation by reference in the Amendment No. 2 to 10K-SB registration statements No. 33-42214 and 33-98160 on Form S-8 of Lasertechnics, Inc. and subsidiaries of our report dated March 8, 1996, except as to the last paragraph of footnote 12 and footnote 19 which are as of March 15, 1996, relating to the consolidated balance sheets of Lasertechnics, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 1995, which reports appear in the December 31, 1995 annual report on Form 10-KSB of Lasertechnics, Inc.

Our report dated March 8, 1996, except as to the last paragraph of footnote 12 and footnote 19 which are as of March 15, 1996, contains an explanatory paragraph that states that the Company's recurring losses from operations and resulting continued dependence upon access to additional external financing together with the default on a capital lease obligation raise substantial doubt about the Company's ability to continue as a going concern. The consolidated finanical statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ KPMG Peat Marwick LLP
                                       KPMG PEAT MARWICK LLP


Albuquerque, New Mexico
May 20, 1996

                                 [LETTERHEAD]




                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Lasertechnics, Inc.:


We have audited the consolidated balance sheets of Lasertechnics, Inc. and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company's recurring losses from operations and resulting continued dependence upon access to additional external financing together with the default on a capital lease obligation raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       /s/ KPMG PEAT MARWICK LLP
                                       --------------------------------------
                                           KPMG PEAT MARWICK LLP




Albuquerque, New Mexico
     March 8, 1996, except as to the
     the last paragraph of note 12
     and note 19 which are as of
     March 15, 1996

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                         December 31, 1995 and 1994

                    ASSETS                                                     1995          1994
                    ------                                                     ----          ----
Current assets:
  Cash and cash equivalents                                              $  1,892,357      1,427,058
  Accounts receivable - trade, less allowance for doubtful
    accounts of $278,263 in 1995 and $170,010 in 1994                       4,040,247      2,990,145
  Inventory:
    Raw materials                                                           2,514,746      1,714,433
    Work-in process                                                           329,700        196,543
    Finished goods                                                          1,144,904        992,694
                                                                         ------------    -----------
                                                                            3,989,350      2,903,670
  Inventory deposit (note 3)                                                  591,630        136,334
  Prepaid expenses                                                            155,859        265,136
  Other                                                                       102,459         40,005
                                                                         ------------    -----------
          Total current assets                                             10,771,902      7,762,348

Property, plant and equipment, at cost, net (notes 5 and 6)                 3,000,241      2,357,181

Goodwill (note 16)                                                            254,546        417,076

Other assets, at cost                                                         615,913        173,851
                                                                         ------------    -----------
                                                                         $ 14,642,602     10,710,456
                                                                         ------------    -----------
                                                                         ------------    -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY                                      1995          1994
     ------------------------------------                                      ----          ----
Current liabilities:
  Payable to stockholder:
    Convertible notes payable (notes 7 and 10)                           $       -         1,940,000
    Notes payable                                                             200,000           -
  Accounts payable                                                          3,485,328      3,546,229
  Notes payable                                                               402,945        488,302
  Customer advances                                                           426,978        688,246
  Commissions payable                                                         192,548        301,123
  Product warranty reserve                                                    256,003        261,138
  Accrued payroll and payroll taxes                                           299,096        435,467
  Accrued vacation                                                            205,541        212,226
  Capital lease obligations in default (note 6)                             1,113,768      1,248,278
  Current portion of capital lease obligations (note 6)                        28,944         16,518
  Other                                                                       478,396        347,335
                                                                         ------------    -----------
          Total current liabilities                                         7,089,547      9,484,862

Convertible debtentures (note 8)                                            4,405,095           -

Capital lease obligations (note 6)                                             35,328         13,050

Other                                                                         183,046        219,957
                                                                         ------------    -----------
                                                                           11,713,016      9,717,869
                                                                         ------------    -----------
Stockholders' equity (notes 7, 8, 9, 10, 11 and 18):
  Convertible preferred stock, no par; 10,000,000 shares authorized;
    Series A:  $1.30 stated value; 1,153,846 shares outstanding
      in 1995 and none in 1994                                              1,473,394           -
    Series B:  $1.42 stated value; 1,056,338 shares outstanding
      in 1995 and none in 1994                                              1,473,394           -
    Series C:  $1.51 stated value; 708,530 shares outstanding
      in 1995 and none in 1994                                              1,069,880           -
  Common stock, $.01 par value.  Authorized 41,500,000
    shares in 1995 and 45,000,000 shares in 1994; issued and
    outstanding 28,280,798 shares in 1995 and 25,078,779
    shares in 1994                                                            282,808        250,788
  Nonvoting convertible common stock, $.01 par value. Authorized
    8,500,000 shares in 1995 and 5,000,000 shares in 1994; issued and outstanding 2,249,842 shares  in 1995 and 377,684 shares in 1994.  Convertible into voting common stock on a one
    share for one share basis                                                  22,499          3,777
  Paid-in capital                                                          37,339,799     30,302,473
  Accumulated deficit                                                     (38,482,188)   (29,314,451)
                                                                         ------------    -----------
                                                                            3,179,586      1,242,587
Less treasury stock, 200,000 common shares, at cost                          (250,000)      (250,000)
                                                                         ------------    -----------
                Total stockholders' equity                                  2,929,586        992,587
Commitments, contingencies and subsequent events
  (notes 2, 6, 12 and 19)
                                                                         ------------    -----------
                                                                         $ 14,642,602     10,710,456
                                                                         ------------    -----------
                                                                         ------------    -----------

See accompanying notes to consolidated financial statements.

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations

                 Years ended December 31, 1995, 1994 and 1993

                                                1995            1994         1993
                                                ----            ----         ----
Sales (notes 4 and 15)                      $ 13,429,731     15,856,209    8,028,010
Cost of sales                                  9,159,393     10,670,197    5,198,441
                                            ------------     ----------   ----------
      Gross profit                             4,270,338      5,186,012    2,829,569

Expenses:
  Research and development                     2,910,346      3,577,209      844,339
  General and administrative                   4,036,271      2,755,063    1,976,735
  Selling and marketing                        5,453,934      4,898,274    2,118,264
  Restructuring charge (note 13)                    -         1,148,275         -
                                            ------------     ----------   ----------
      Loss from operations                    (8,130,213)    (7,192,809)  (2,109,769)
                                            ------------     ----------   ----------

Other income (expense):
  Interest income                                 32,182         44,387       15,641
  Interest expense                              (968,790)      (160,071)    (136,895)
  Other                                          (27,682)        21,537      185,953
                                            ------------     ----------   ----------
                                                (964,290)       (94,147)      64,699
                                            ------------     ----------   ----------

Loss before income taxes                      (9,094,503)    (7,286,956)  (2,045,070)

Income taxes (note 14)                              -              -            -
                                            ------------     ----------   ----------
      Net loss                              $ (9,094,503)    (7,286,956)  (2,045,070)

Preferred stock dividend requirements            (73,234)          -            -
                                            ------------     ----------   ----------
      Net loss applicable to common stock   $ (9,167,737)    (7,286,956)  (2,045,070)
                                            ------------     ----------   ----------
                                            ------------     ----------   ----------

Net loss per common share                   $       (.33)          (.33)        (.12)
                                            ------------     ----------   ----------
                                            ------------     ----------   ----------
Weighted average shares of common stock
   outstanding during the year                27,511,489     21,997,410   16,842,380
                                            ------------     ----------   ----------
                                            ------------     ----------   ----------


See accompanying notes to consolidated financial statements.

                   LASERTECHNICS, INC. AND SUBSIDIARIES

              Consolidated Statements of Stockholders' Equity

               Years ended December 31, 1995, 1994 and 1993

                                                                         NONVOTING
                               CONVERTIBLE                              CONVERTIBLE
                              PREFERRED STOCK         COMMON STOCK      COMMON STOCK
                            -------------------- ------------------- ----------------   PAID-IN    ACCUMULATED  TREASURY
                             SHARES     AMOUNT     SHARES    AMOUNT   SHARES   AMOUNT   CAPITAL     DEFICIT       STOCK     TOTAL
                            --------- ---------- ---------- -------- --------- ------ ----------  -----------   --------  ---------
Balances at December 31,
 1992                               - $        - 15,739,089 $157,391         -      - 21,549,040  (19,982,425)  (250,000) 1,474,006

Common stock issued for debt
 (note 7)                           -          -    454,545    4,545         -      -    495,455            -          -    500,000
Issuance of common stock, net
 of issuance expenses (note 18)     -          -  2,769,757   27,698         -      -  2,159,175            -          -  2,186,873
Common stock issued for expenses    -          -     30,748      308         -      -     50,501            -          -     50,809
Exercise of common stock options
 (note 11)                          -          -     20,032      200         -      -     15,541            -          -     15,741
Net loss                            -          -          -        -         -      -          -   (2,045,070)         - (2,045,070)
                            --------- ---------- ---------- -------- --------- ------ ----------  -----------   -------- ----------
Balances at December 31,
 1993                               -          - 19,014,171  190,142         -      - 24,269,712  (22,027,495)  (250,000) 2,182,359

Exercise of common stock options
 (note 11)                          -          -     65,830      658         -      -     59,401            -          -     60,059
Issuance of common stock,
 net of issuance expenses
 (note 18)                          -          -  5,998,778   59,988         -      -  5,531,232              -        -  5,591,220
Translation adjustment              -          -          -        -         -      -     27,105              -        -     27,105
Nonvoting convertible common
 stock issued for debt
 (note 18)                          -          -          -        -   377,684  3,777    355,023              -        -    358,800
Detachable warrants issued in
 conjunction with convertible
 debt (notes 7 and 10)              -          -          -        -         -      -     60,000              -        -     60,000
Net loss                            -          -          -        -         -      -          -   (7,286,956)         - (7,286,956)
                            --------- ---------- ---------- -------- --------- ------ ----------  -----------   -------- ----------
Balances at December 31, 1994       -          - 25,078,779  250,788   377,684  3,777 30,302,473  (29,314,451)  (250,000)   992,587

Exercise of common stock
 options (note 11)                  -          -    625,712    6,257         -      -    450,593            -          -    456,850
Detachable warrants issued in
 conjunction with convertible
 debt (notes 7 and 10)              -          -          -        -         -      -    207,000            -          -    207,000
Stock issued for debt, net of
 unamortized discount and
 expenses (note 7)          2,521,363  3,469,880  1,383,632   13,836 1,872,158 18,722  2,804,215            -          -  6,306,653
Increasing rate preferred
 stock discount                     -   (126,446)         -        -         -      -    126,446            -          -          -
Discount accretion                  -     73,234          -        -         -      -          -      (73,234)         -          -
Conversion feature of
 debentures issued (note 8)         -          -          -        -         -      -  2,200,000            -          -  2,200,000
Debentures converted, net
 of unamortized discount
 and expenses (note 8)              -          -    658,570    6,586         -      -    673,661            -          -    680,247
Issuance of convertible
 preferred stock (note 18)    397,351    600,000          -        -         -      -          -            -          -    600,000
Exercise of detachable
 warrants (note 7)                  -          -    534,105    5,341         -      -    684,659            -          -    690,000
Foreign currency translation
 adjustment                         -          -          -        -         -      -   (109,248)           -          -   (109,248)
Net loss                            -          -          -        -         -      -          -   (9,094,503)         - (9,094,503)
                            --------- ---------- ---------- -------- --------- ------ ----------  -----------   -------- ----------
Balances at December 31,
 1995                       2,918,714 $4,016,668 28,280,798  282,808 2,249,842 22,499 37,339,799  (38,482,188)  (250,000) 2,929,586
                            --------- ---------- ---------- -------- --------- ------ ----------  -----------   -------- ----------
                            --------- ---------- ---------- -------- --------- ------ ----------  -----------   -------- ----------

See accompanying notes to consolidated financial statements.

                   LASERTECHNICS, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

               Years ended December 31, 1995, 1994 and 1993

                                                  1995          1994         1993
                                              ------------   ----------   ----------
Cash flows from operating activities:
  Net loss                                    $ (9,094,503)  (7,286,956)  (2,045,070)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization                  514,988      410,231      185,317
    Provision for losses on accounts
     receivable                                    115,375       65,169       21,008
    Provision for product warranty
     reserve                                      338,2506       87,591      116,553
    Amortization of financing discount and
     issuance costs                                674,232            -            -
    Restructuring charges                                -    1,148,275            -
    Write-off of software development costs              -      552,989            -
    (Increase) decrease in:
      Accounts receivable, trade                (1,165,875)  (1,652,944)    (564,795)
      Inventory                                 (1,149,528)  (1,357,558)    (814,120)
      Inventory deposit                           (467,031)     133,666     (270,000)
      Prepaid expenses                             104,779     (101,952)     (28,301)
      Other                                        163,769      (99,577)    (150,137)
    Increase (decrease) in:
      Accounts and notes payable                   (42,450)    1,799,923     769,455
      Customer advances                           (278,721)     (571,644)  1,246,999
      Commissions payable                         (108,575)      196,417      22,557
      Product warranty reserve                    (348,956)     (523,867)   (145,159)
      Accrued payroll and payroll taxes           (147,575)      197,485     (62,734)
      Accrued vacation                              (6,685)       66,298      38,588
                                              ------------   -----------  ----------
        Net cash used by operating activities  (10,898,506)   (6,336,454) (1,679,839)
                                              ------------   -----------  ----------
Cash flows from investing activities:
  Capital expenditures                            (995,518)     (790,409)   (292,939)
  Business acquisitions                                  -      (100,000)    (50,000)
  Software development                                   -      (119,251)    (72,439)
                                              ------------   -----------  ----------
        Net cash used by investing activities     (995,518)   (1,009,660)   (415,378)
                                              ------------   -----------  ----------



                                     F-5                            (Continued)

                  LASERTECHNICS, INC. AND SUBSIDIARIES



                                                  1995          1994         1993
                                              ------------   -----------  ----------
Cash flows from financing activities:
  Borrowings under financing agreements       $  7,329,906     3,936,828           -
  Principal payments on financing agreements    (2,969,452)   (1,770,136)          -
  Proceeds from issuance of convertible
   debentures                                    7,000,000             -           -
  Convertible debenture issuance costs            (520,000)            -           -
  Principal payments under capital lease
   obligations                                    (164,860)     (160,613)    (89,941)
  Net proceeds from issuance of preferred
   and common stock                              1,683,729     6,355,268   1,850,374
                                              ------------   -----------  ----------
    Net cash provided by financing activities   12,359,323     8,361,347   1,760,433
                                              ------------   -----------  ----------
    Net increase (decrease) in cash and
     cash equivalents                              465,299     1,015,233    (334,784)

Cash and cash equivalents at beginning of year   1,427,058       411,825     746,609
                                              ------------   -----------  ----------

Cash and cash equivalents at end of year      $  1,892,357     1,427,058     411,825
                                              ------------   -----------  ----------
                                              ------------   -----------  ----------

Supplemental information:
  Cash paid during the year for interest      $    173,619       146,271     136,895
                                              ------------   -----------  ----------
                                              ------------   -----------  ----------
  Conversions to stock (notes 7 and 8):
    Debentures, net of unamortized discount
     and expenses                             $    659,905             -           -
    Notes payable, net of unamortized
     discount and expenses                       5,953,773       345,000     500,000
    Accrued interest                               373,222             -           -
                                              ------------   -----------  ----------
                                              ------------   -----------  ----------
  Detachable warrants issued in conjunction
   with convertible debt (note 7)             $    207,000        60,000           -
                                              ------------   -----------  ----------
                                              ------------   -----------  ----------
  Conversion feature of debentures issued
   (note 8)                                   $  2,200,000             -           -
                                              ------------   -----------  ----------
                                              ------------   -----------  ----------
  Receivable from sale of common stock
   (note 18)                                  $          -             -     350,000
                                              ------------   -----------  ----------
                                              ------------   -----------  ----------
  Business assets acquired (note 16):
    Fair value of net assets acquired                    -       779,296     444,144
    Cash paid                                            -      (100,000)    (50,000)
    Issuance of note payable                             -             -    (150,000)
    Issuance of common stock of subsidiary               -          (500)     (2,240)
    Assumption of liabilities                            -      (881,918)   (241,904)
    Minimum guaranteed royalty                           -      (281,610)          -
                                              ------------   -----------  ----------
                                              ------------   -----------  ----------

See accompanying notes to consolidated financial statements.

                    LASERTECHNICS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                      December 31, 1995, 1994 and 1993



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) COMPANY ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Lasertechnics, Inc. and its wholly owned subsidiaries Lasertechnics Marking Corp. (LMC) and Quantrad, Inc., its 92 percent owned subsidiary Sandia Imaging Systems Corporation (SIS U.S.), SIS U.S.'s wholly owned French subsidiary Sandia Imaging Systems SA (SIS Europe) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    (e) GOODWILL

     Goodwill represents the excess of cost over net assets acquired in the 1994 acquisition of Printis SARL (note 16) and is amortized on a straight-line basis over the expected periods to be benefited (five years). The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results. The amount of goodwill impairment, if any, is measured based on projected, discounted future results using a discount rate equal to prime rate. Amortization expense for the years ended December 31, 1995 and 1994 was $162,530 and $70,837, respectively. Accumulated amortization was $233,367 and $70,837 at December 31, 1995 and 1994, respectively.


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

    (j) WARRANTY COSTS

     The Company warrants its products against defects in material and workmanship for periods ranging from 30 days to two years from the date of installation. The warranty reserve is reviewed quarterly and adjusted based upon the Company's actual historical warranty costs and its estimate of future costs.

                                     F-8                            (Continued)

                    LASERTECHNICS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

    (k) RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

    (l) ADVERTISING COSTS

     Advertising costs, all of which are nondirect response advertising, are expensed as incurred. Advertising expense was $317,617, $232,625 and $200,907 for the years ended December 31, 1995, 1994 and 1993. The Company markets its products in both domestic and international markets. Currently, approximately 65 to 75 percent of the Company's sales are in the United States.

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

     The Company's business plan for 1996 is predicated principally upon significant increases in sales for existing SIS products, the successful introduction of new products in both of its business segments, significant improvements in gross margins and reductions in research and development expenditures. Because of the anticipated timing of new product introductions and manufacturing cost reductions, together with the necessity to prepay all or a portion of the balance of its lease obligation financing, the Company will require additional external financing to meet its 1996 requirements. Management believes that it will be able to access external financing sufficient to fund such requirements (see note 19). However, there can be no assurance that sufficient additional external financing could be obtained to fund any increases in financing requirements resulting from delays in or inability to significantly increase sales of existing SIS products, successfully introduce planned new products or, achieve gross margin improvements. If the Company is unable to obtain such additional funds, it may be necessary to either reduce or stop certain product development programs, reduce its sales and marketing efforts, dispose of assets or undertake other actions as may be appropriate.

(3) TERMINATION OF MANUFACTURING AGREEMENT

     In 1993, the Company engaged Wolfensohn International, Inc., a subsidiary of James D. Wolfensohn, Inc., which is an affiliate of a significant stockholder, Wolfensohn Associates, L.P. (Wolfensohn), to provide advisory and investment banking services with respect to a possible strategic alliance with a third-party to develop and manufacture the Company's products. On May 13, 1994, SIS U.S. and Singapore Precision Industries
(SPI), a unit of Singapore Technology Industrial Corporation, the technology manufacturing arm of the Singapore government, entered into a contract manufacturing agreement and a distribution agreement whereby SPI is a licensed distributor of SIS products. Concurrently, SPI purchased 826,447 shares of the Company's common stock for $1,000,000 (note 18). Pursuant to the agreement with Wolfensohn the Company paid Wolfensohn $50,000 during 1994 based upon the $1,000,000 SPI stock purchase transaction. The Company does not anticipate that any additional fees will be paid to Wolfensohn International, Inc. pursuant to this agreement.


                                     F-9                           (Continued)

                    LASERTECHNICS, INC. AND SUBSIDIARIES

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

(4) SIGNIFICANT CUSTOMERS

     One customer accounted for 16 percent and 46 percent of consolidated revenues in 1995 and 1994, respectively. Another customer accounted for 16 percent of consolidated revenues in 1993.

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                  AMORTIZATION
                                                     PERIOD         1995         1994
                                                  ------------   ----------    ---------
Property, plant and equipment under capital
 leases:
  Land                                                           $  336,396      336,396
  Building                                         lease term     1,235,505    1,235,505
  Machinery and equipment                          lease term       127,411       65,899
  Research equipment                               lease term        21,339       21,339
  Furniture and fixtures                           lease term       363,022      363,022
                                                                 ----------    ----------
                                                                  2,083,673     2,022,161
                                                                 ----------    ----------


                                     F-10                           (Continued)

                    LASERTECHNICS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                                             AMORTIZATION
                                                PERIOD           1995            1994
                                             ------------    -----------      ----------
  Accumulated amortization                                   $  (805,930)       (731,761)
                                                             -----------      ----------
   Property, plant and
    equipment under
    capital leases, net                                        1,277,743       1,290,400
                                                             -----------      ----------
Other property, plant and equipment:
  Building                                  14 to 45 years       181,079          95,127
  Leasehold improvements                      lease term         328,985         327,019
  Machinery and equipment                     5 to 8 years     1,179,217         987,436
  Demonstration equipment                     2 to 3 years       480,226             -
  Research equipment                            3 years          139,536          92,194
  Furniture and fixtures                        5 years          717,684         590,955
                                            --------------   -----------      ----------
                                            --------------
                                                               3,026,727       2,092,731
  Accumulated depreciation                                    (1,304,229)     (1,025,950)
                                                             -----------      ----------
   Other property, plant
    and equipment, net                                         1,722,498       1,066,781
                                                             -----------      ----------
   Property, plant and
    equipment, net                                           $ 3,000,241       2,357,181
                                                             -----------      ----------
                                                             -----------      ----------

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

     Pursuant to the original agreement, the bondholder has the right to call the bonds starting in November 1993 and in each November thereafter. On October 1, 1993, the Company and bondholder entered into an agreement whereby the Company increased the monthly lease payment by $8,000. This additional prepayment amount started in April 1994 and will be made for a 24 month period. In exchange for the Company's agreement to make these prepayments, the bondholder agreed to waive its right to call the bonds during this 24 month period provided that the Company makes its monthly payments on a timely basis and remains in compliance with the agreement's debt covenants, which require the Company to maintain a current ratio of not less than 1 to 1 and a debt to equity ratio of not more than 3 to 1.

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


                                     F-11                          (Continued)

                    LASERTECHNICS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements



     Capital lease obligations are as follows:

                                                                1995        1994
                                                            ----------   ---------
City of Albuquerque, New Mexico, due monthly
  ($21,177 from January 1995 to March 1996, $13,177
  from April 1996 to maturity) including interest at
  75% of the prime rate of Chase Manhattan Bank
  (6.4% at December 31, 1995) but not less than 8%
  nor more than 14%, maturing September 2008; in
  default at December 31, 1995                              $1,113,768   1,248,278
Other capital leases, due $4,201 monthly, with maturity
  dates through August 1998, including interest
  ranging from 15.15% to 19.4%                                  64,272      29,568
                                                            ----------   ---------
   Total capital lease obligations                           1,178,040   1,277,846
Less:
  Capital lease obligation in default classified as
   current                                                   1,113,768   1,248,278
  Current portion of capital leases                             28,944      16,518
                                                            ----------   ---------
                                                            $   35,328      13,050
                                                            ----------   ---------
                                                            ----------   ---------

     The annual aggregate lease payments under capital leases are as follows:

           YEAR ENDING DECEMBER 31

                     1996                                 $1,149,418
                     1997                                     26,011
                     1998                                     15,743
                                                          ----------
                                                           1,191,172
                     Less amount representing interest       (13,132)
                                                          ----------
                                                          $1,178,040
                                                          ----------
                                                          ----------

(7) CONVERTIBLE NOTES PAYABLE TO STOCKHOLDERS

     In December 1994, the Company entered into agreements to borrow a total of $2,000,000 from J.P. Morgan Investment Corporation (JPMIC), a significant stockholder. During 1995, the Company borrowed an additional $6,900,000 from another significant shareholder, Wolfensohn. These borrowings from shareholders were evidenced by unsecured notes bearing interest at 12 percent per annum. Interest and principal were due on demand, but if no demand was made, principal and interest become due and payable at various dates from February 1, 1996 through September 15, 1996. In the event that the Company completed an equity financing of $5,000,000 or more, then JPMIC and Wolfensohn had the right to convert the outstanding principal and interest, or a portion thereof, into voting or nonvoting common stock of the Company at the price per share paid by the investors in the equity financing. In connection with these note agreements, JPMIC and Wolfensohn also received warrants to purchase the Company's common stock (see note 10).


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

                                                  CONVERSION                        SHARES OF
                                       AMOUNT     PRICE PER                          STOCK
    DATE           NOTEHOLDER        CONVERTED      SHARE        CLASS OF STOCK     RECEIVED
    ----           ----------       ----------    ----------     --------------     ----------
May 1995           JPMIC            $  314,450       0.95      Voting common          331,000
May 1995           JPMIC             1,778,550       0.95      Nonvoting common     1,872,158
May 1995           Wolfensohn        1,000,000       0.95      Voting common        1,052,632
August 1995        Wolfensohn        1,500,000       1.30      Series A preferred   1,153,846
September 1995     Wolfensohn        1,500,000       1.42      Series B preferred   1,056,338
December 1995      Wolfensohn          469,879       1.51      Series C preferred     311,180
                                    ----------                                      ---------
                                                                                    ---------
                                    $6,562,879
                                    ----------
                                    ----------

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

(8) CONVERTIBLE DEBENTURES

     In October 1995, the Company completed a $7,000,000 private placement of 10 percent convertible debentures maturing in October 1998. The debentures plus accrued interest are convertible by the holder into unregistered common stock of the Company as follows: (a) between October 11, 1995 and November 25, 1995 at an exercise price of $2.34375, (b) between November 26, 1995 and December 25, 1995, one-half of the debentures can be converted at the lesser of $2.34375 or 85 percent of the average five day closing bid price of the Company's stock prior to conversion, and (c) after December 25, 1995, and during the term of the debentures, all debentures can be converted by the holder under the same terms described in (b). The Company has the right to force conversion under the following conditions: (a) after October 2, 1996, the Company can force conversion to common stock at the lesser of $2.34375 or 85 percent of the average 5-day closing bid


                                     F-13                          (Continued)

                    LASERTECHNICS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements



price of the Company's common stock prior to conversion, and (b) anytime the Company's stock trades at $3.80 per share or better for 10 consecutive days, the Company may require debenture holders to convert each debenture at the lesser of $2.34375 or 80 percent of the closing bid price of the Company's stock on the day that the Company provides notice of conversion to the holders. The common stock has registration rights under certain circumstances. The Company assigned a value of $2,200,000 to the conversion feature of the debentures which will be amortized ratably as an interest rate adjustment over the life of the debentures resulting in a 25 percent effective yield. During 1995, $1,025,000 face amount of debentures plus $20,342 of accrued interest were converted into 658,570 shares of common stock.

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

(10)  COMMON STOCK WARRANTS

     During 1995, the Company agreed to issue an unrelated third-party up to 65,000 warrants to purchase the Company's voting common stock at $2.00 per share in connection with an investor relations agreement. The issuance of the 65,000 warrants is conditioned upon an increase in the Company's stock price to specified levels, none of which had been reached as of December 31, 1995. This agreement expires in September 1996 and any warrants issued will expire in 5 years after the issuance. In addition, the Company issued unrelated employees of the investor relations firm 100,000 warrants to purchase its voting common stock at $1.50 per share and 75,000 warrant to purchase its voting common stock at $2.50 per share.


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

     A summary of the warrants activity is as follows:

                                          WARRANTS       PRICE PER
                                        OUTSTANDING        SHARE
                                        -----------     -----------
      December 31, 1993                       -                 -
        Warrants issued                   175,049       1.22 - 1.70
                                         --------       -----------
      December 31, 1994                   175,049               -
        Warrants issued                   756,327       1.01 - 2.81
        Warrants exercised               (534,105)      1.01 - 1.76
                                         --------       -----------
      December 31, 1995                   397,271       1.22 - 2.81
                                         --------       -----------
                                         --------       -----------


                                     F-15                         (Continued)

                    LASERTECHNICS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


(11)  STOCK OPTIONS

     The Company had a key employee stock option plan (the 1981 Plan) that terminated on November 29, 1991. Under the 1981 Plan, 113,388 shares of the Company's common stock have been reserved for the outstanding options, all of which are exercisable at a price of $.66 per share through December 21, 2000, at which time they expire.

     The following information is a summary of the stock options under the 1981 Plan:

                                                          OPTIONS
                                                        OUTSTANDING
                                                        -----------
         December 31, 1992, all exercisable               154,945
           Options exercised                              (16,032)
           Options expired                                   (714)
                                                          -------
         December 31, 1993, all exercisable               138,199
         Options exercised                                (19,955)
                                                          -------
         December 31, 1994, all exercisable               118,244
           Options expired                                 (4,856)
                                                          -------
         December 31, 1995, all exercisable               113,388
                                                          -------
                                                          -------

     On May 29, 1991, the Company's stockholders approved a key employee stock option plan (the 1991 Plan) that is authorized to issue 1,000,000 shares of the Company's common stock which have been reserved. The 1991 Plan will terminate on May 28, 2001, or on such earlier date as the Board of Directors may determine.

     The following information is a summary of the stock options under the 1991 Plan:

                                              OPTIONS          PRICE
                                            OUTSTANDING      PER SHARE
                                            -----------    -------------
    December 31, 1992                          90,000      $ .82 -  1.29
      Options exercised                        (4,000)              1.29
      Options expired                          (1,000)              1.29
      Options issued                          226,000        1.00 - 1.75
                                              -------       ------------
    December 31, 1993                         311,000         .82 - 1.75
      Options exercised                        (5,875)       1.00 - 1.29
      Options expired                         (18,500)       1.00 - 1.75
      Options issued                           30,000               1.75
                                              -------       ------------
    December 31, 1994                         316,625         .82 - 1.75
      Options exercised                       (55,875)       1.00 - 1.29
      Options expired                         (14,600)        .82 - 1.00
      Options issued                           50,000               1.58
                                              -------       ------------
    December 31, 1995                         296,150       $1.00 - 1.75
                                              -------       ------------
                                              -------       ------------

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

                                                     OPTIONS         PRICE
                                                   OUTSTANDING     PER SHARE
                                                   -----------    ------------
    December 31, 1992, all exercisable               2,222,250    $ .50 - 2.00
      Options expired                                 (240,000)     .60 - 2.00
      Options issued                                   115,000     1.22 - 1.74
                                                    ----------    ------------
    December 31, 1993, all exercisable               2,097,250      .50 - 1.74
      Options expired                                  (65,000)     .80 - 1.22
      Options issued                                   157,624     1.28 - 1.34
                                                    ----------    ------------
    December 31, 1994, all exercisable               2,189,874      .50 - 1.74
      Options exercised                               (569,837)     .60 - 1.45
      Options expired (note 12)                     (1,400,000)            .50
      Options issued                                    77,587     1.24 - 1.45
                                                    ----------    ------------
    December 31, 1995                                  297,624    $1.22 - 1.74
                                                    ----------    ------------
                                                    ----------    ------------

     At December 31, 1995, 235,124 of the above options are exercisable.

     SIS U.S. has issued stock options to various members of the Board of Directors, officers and employees of SIS U.S. and SIS Europe to purchase SIS U.S. common stock. The options have various vesting requirements and expire at various times through November 16, 2004. The following is a summary of the SIS U.S. stock options available:

                                               OPTIONS        PRICE
                                             OUTSTANDING    PER SHARE
                                             -----------   ----------
   December 31, 1992                               -       $    -
     Options issued                            190,000            .01
     Options exercised                         (10,000)           .01
                                               -------     ----------
   December 31, 1993                           180,000            .01
     Options exercised                          (5,000)           .01
     Options expired                           (17,500)           .01
     Options issued                             70,000      .01 - .50
                                               -------     ----------
   December 31, 1994                           227,500      .01 - .50
     Options exercised                         (45,000)           .01
     Options expired                           (45,000)     .01 - .50
     Options issued                             40,000            .50
                                               -------     ----------
   December 31, 1995                           177,500     $.01 - .50
                                               -------     ----------
                                               -------     ----------


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

     On February 28, 1996, an investor group filed suit against the Company. This lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 1,400,000 shares of the Company's common stock at $.495 per share (note 11). The option had been granted to the Company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former President and CEO and was not transferable to third-parties. The lawsuit seeks issuance and registration of the 1,400,000 shares upon payment of the exercise price, or in the alternative, monetary damages which the investor group alleges to be not less than $2,800,000. The Company believes the claim is without merit and will vigorously oppose it. At December 31, 1995, management estimates that the ultimate outcome will not have a materially adverse effect upon the Company's financial condition or results of operations. Management's estimates could change depending on how the lawsuit progresses.

     On March 15, 1996, LMC was notified about a potential future patent infringement claim by a competitor relating to LMC's electronic code changing device. LMC does not believe that its product infringes on the identified patent, but it is in the process of employing special patent counsel to investigate the merits of the potential claim. Management currently estimates that the ultimate outcome of this claim will not have a materially adverse effect upon the Company's financial position or results of operations. Management's evaluation may change depending upon the results of its investigation.

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


                                     F-18                           (Continued)

                    LASERTECHNICS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


(14)  INCOME TAXES

     Due to the Company's losses, no income tax expense was recorded for the years ended December 31, 1995, 1994 and 1993. At December 31, 1995, the Company had a net operating loss carryforward of approximately $22,000,000 for U.S. federal income tax purposes, which will begin expiring in 1997. Of this federal net operating loss carryforward approximately $11,000,000 is available for state income tax purposes. The tax benefit (approximately $7,500,000) of the net operating loss carryforward has been fully offset by a valuation allowance, since the Company cannot currently conclude that it is more likely than not that the benefit will be realized. The valuation allowance increased by approximately $3,000,000 during 1995. Because of expected conversions of existing convertible debt, a change in ownership, as defined for purposes of the Internal Revenue Code, could occur in 1996 that would limit the annual utilization of the U.S. federal net operating loss carryforward under applicable Internal Revenue Service regulations. Additionally, the Company had approximately $400,000 and $40,000, respectively, of research and development and investment tax credit carryforwards. The carryforwards expire beginning from 1997 to 2006. In addition, the Company has available a capital loss carryforward of $1,950,000 which fully expires in 1996.

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

      MEDIA IMAGING TECHNOLOGY CORP.

     On October 29, 1993, SIS U.S. acquired the assets and certain liabilities of Texas-based Media Imaging Technology Corp. (MITC) for $50,000 cash, a $150,000 note payable over a twelve-month period, a minority stock interest in SIS U.S. and the assumption of $241,904 of MITC liabilities. The acquisition has been accounted for using the purchase method of accounting. MITC is a producer of imaging software and photographic image transmitters. Approximately $394,000 of the acquisition price was allocated to purchased software and capitalized as an asset on SIS's balance sheet. During 1994 and 1993, SIS U.S. capitalized costs to modify the software. However, in the fourth quarter of 1994 SIS U.S. determined that the market for the product was not viable and all marketing and sales efforts ceased. As a result, SIS U.S. wrote off the unamortized balance of purchased and internally developed software costs of $375,000 during 1994. The write-off is classified as research and development expense in the accompanying financial statements.


                                     F-19                           (Continued)

                    LASERTECHNICS, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


(17)  SEGMENT INFORMATION

      BUSINESS SEGMENTS

     The Company operates with its product groups organized into two business segments: marking and imaging. Operations in marking involve the production and sale of laser systems which mark products with a serial number, logo or bar code. Imaging operations involve the sale of plastic card printers.

     Operating results and other financial data are presented in the information which follows for the principal business segments of the Company for the years ended December 31, 1995, 1994 and 1993. General corporate assets and expenses are allocated to the respective business segments.

                                 MARKING            IMAGING      CONSOLIDATED
                               -----------         ---------     ------------
1995:
  Sales                        $10,308,154 (a)     3,121,577      13,429,731
  Loss from operations            (195,374)       (7,934,839)     (8,130,213)
  Identifiable assets (c)        8,797,832         5,844,770      14,642,602
  Capital expenditures             354,990           640,528         995,518
  Depreciation                     218,466           133,991         352,457

1994:
  Sales                        $11,963,399 (a)     3,892,810      15,856,209
  Loss from operations            (416,160)       (6,776,649)     (7,192,809)
  Identifiable assets (c)        6,497,792         4,212,664      10,710,456
  Capital expenditures             417,992           372,417         790,409
  Depreciation                     174,116           139,860         313,976

1993:
  Sales                        $ 6,176,341 (a)     1,851,669       8,028,010
  Loss from operations            (710,029)       (1,399,740)     (2,109,769)
  Identifiable assets (c)        5,869,861         1,800,942       7,670,803
  Capital expenditures             161,108           131,831 (b)     292,939
  Depreciation                     149,547             2,925 (b)     152,472
                               -----------        ----------      ----------
                               -----------        ----------      ----------

(a) Sales of marking products to single customers were $2,171,000, $7,296,000 and $1,300,000 in 1995, 1994 and 1993, which represents 21, 61 and 21 percent of marking sales, respectively.

(b) Prior to July 31, 1993, the marking and imaging business segments operated in the same physical location. Through that date the marking segment made all capital expenditures for both business segments and then allocated a portion of depreciation expense to the imaging division through the Company's normal expense allocation process. Consequently, the segment data presented only reflects imaging capital expenditures and depreciation for activity occurring subsequent to July 31, 1993.

(c) Identifiable assets by business segment are those assets used in the Company's operations in each segment.


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

                               UNITED                       INTERCOMPANY
                             STATES (G)        FRANCE       ACTIVITY (F)     CONSOLIDATED
                            -----------      ----------     ------------     ------------
1995:
  Sales                     $11,730,377       2,549,943       (850,589)(d)    13,429,731
  Loss from operations       (6,565,747)     (1,557,388)        (7,078)       (8,130,213)
  Identifiable assets (e)    16,157,790       2,520,500     (4,035,688)       14,642,602

1994:
  Sales                     $13,722,594       2,831,014       (697,399)(d)    15,856,209
  Loss from operations       (5,644,499)     (1,511,232)       (37,078)       (7,192,809)
  Identifiable assets (e)    10,371,137       3,639,280     (3,299,961)       10,710,456

1993:
  Sales                     $ 7,953,267          74,743            -           8,028,010
  Loss from operations       (1,962,740)       (147,029)           -          (2,109,769)
  Identifiable assets (e)     7,631,346         495,813       (456,356)        7,670,803
                            -----------      ----------     ----------        ----------
                            -----------      ----------     ----------        ----------

(d) Sales between geographic regions are recorded at amounts above cost in accordance with the rules and regulations of the governing tax authorities.

(e) Identifiable assets by geographic segment are those assets used in the Company's operations in each segment.

(f) Intercompany activity is eliminated in consolidation.

(g) All corporate activity and assets are included in the United States geographic segment.

(18)  STOCK ISSUANCES

     At the annual meeting of the Board of Directors on July 28, 1995, the Board authorized the issuance of up to 10 million shares of convertible preferred stock, increased the number of authorized shares of nonvoting stock from 5,000,000 to 8,500,000 and decreased the number of authorized shares of voting common stock from 45,000,000 to 41,500,000. During the year, the Company's Board established three classes of convertible preferred stock, Series A, B and C, with each class being convertible into one share of the Company's voting common stock.

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

     In July 1994, the Company issued 4,900,000 shares of its unregistered common stock to JPMIC at $.95 per share (total of $4,655,000). The Company also issued a $345,000 convertible note payable bearing interest at 10 percent and convertible at $.95 per share into nonvoting convertible common stock of the Company. The nonvoting convertible common stock is convertible into voting common stock on a one share for one share basis. On November 29, 1994, the convertible note payable plus interest was converted into 377,684 shares of the Company's nonvoting convertible common stock. Under the terms of the stock purchase agreement JPMIC is entitled to one seat on the Board of Directors.

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

(19)  SUBSEQUENT EVENT

     On March 15, 1996, the Company completed a $5,500,000 private placement of 10 percent convertible subordinated debentures maturing March 1, 1999.
The debentures are convertible into the Company's common stock at the option of the holder at the lesser of $2.00 per share or 85 percent of the average 5-day closing bid price of the Company's stock prior to conversion, subject to certain holding requirements. The Company has the right to force conversion at any time after March 1, 1997 utilizing the formula described above. The Company also has the right to redeem the debentures for cash upon notice of conversion by a holder or at anytime after March 1, 1997. All outstanding debentures shall automatically be converted into the Company's common stock at maturity.

                       [Letterhead for Peat Marwick]





                       INDEPENDENT AUDITORS' REPORT ON
                        FINANCIAL STATEMENT SCHEDULE




The Board of Directors and Stockholders
Lasertechnics, Inc.:


Under date of March 8, 1996, except as to the last paragraph of note 12 and note 19 which are as of March 15, 1996, we reported on the consolidated balance sheets of Lasertechnics, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Lasertechnics, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company's recurring losses from operations, and resulting continued dependence upon access to additional external financing, raise substantial doubt about the Company's ability to continue as a going concern. This financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.


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

                                                                   SCHEDULE II

                    LASERTECHNICS, INC. AND SUBSIDIARIES

                     Valuation and Qualifying Accounts

                Years ended December 31, 1995, 1994 and 1993

                                                         ADDITIONS
                                            BALANCE       CHARGED
                                               AT           TO                         BALANCE
                                           BEGINNING       COSTS                       AT END
                                               OF           AND                          OF
         DESCRIPTION                         PERIOD       EXPENSES   DEDUCTIONS        PERIOD
         -----------                       ---------     ---------   ----------        -------
For the year ended December 31, 1995:
  Reserves and allowances deducted from
   asset accounts - allowance for
   doubtful accounts                        $170,010       115,375      (7,122)(a)     278,263
                                            --------       -------    --------         -------
                                            --------       -------    --------         -------
  Product warranty reserve                  $261,138       338,250    (343,385)(b)     256,003
                                            --------       -------    --------         -------
                                            --------       -------    --------         -------
For the year ended December 31, 1994:
  Reserves and allowances deducted from
   asset accounts - allowance for
   doubtful accounts                        $104,841        65,169         -           170,010
                                            --------       -------    --------         -------
                                            --------       -------    --------         -------
  Product warranty reserve                  $ 97,415       687,591    (523,868)(b)     261,138
                                            --------       -------    --------         -------
                                            --------       -------    --------         -------
For the year ended December 31, 1993:
  Reserves and allowances deducted from
   asset accounts - allowance for
   doubtful accounts                        $222,535        21,008    (138,702)(a)     104,841
                                            --------       -------    --------         -------
                                            --------       -------    --------         -------
  Product warranty reserve                  $126,021       116,553    (145,159)(b)      97,415
                                            --------       -------    --------         -------
                                            --------       -------    --------         -------

(a) Charge-offs.
(b) Actual costs incurred.