Form 10KSB/A
period 1995-12-31
LASERTECHNICS INC
filed 1996-05-24
CIK 710597

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                 FORM 10-KSB/A-3

                                 AMENDMENT NO. 3

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

                          COMPLIANCE WITH SECTION 16(a)

     Jean-Pierre Arnaudo, President and Chief Executive Officer of SIS, became a director of the Company on August 24, 1995 and at that time was granted an incentive stock option to purchase 50,000 shares of the Company's voting Common Stock over a three year vesting period. These transactions were not reported to the Securities and Exchange Commission on Form 3 until November of 1995.

Item 10.  EXECUTIVE COMPENSATION.

     The following table shows the compensation awarded to, earned by, or paid to each of the named executive officers of the Company and its subsidiaries, Lasertechnics Marking Corporation ("LMC") and Sandia Imaging Systems Corporation ("SIS"), for all services rendered in all capacities to the Company or its subsidiaries in 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE

                                    ANNUAL                LONG-TERM
                                 COMPENSATION             COMPENSATION

                                                          SECURITIES
                                                          UNDERLYING
NAME AND TITLE          YEAR    SALARY       BONUS ($)    OPTIONS (#)
- --------------          ----    -------      ---------    -----------

Richard C.E.            1995    $100,000     $ - 0 -      5,000(SIS)
Morgan,                 1994    $ - 0 -      $ - 0 -      5,000(SIS)
Chairman of the         1993    $ - 0 -      $ - 0 -       - 0 -
Board and Chief
Executive
Officer; also
Chairman of LMC
and SIS;
formerly in
1993-4 a
director only.

Eugene A.               1995    $125,029     $ - 0 -      - 0 -
Bourque                 1994    $124,064     $ - 0 -      10,000(SIS)
President and           1993    $ 95,002     $ - 0 -      50,000
Chief Executive
Officer of LMC;
formerly
President of
the Company in
1993-4.

Jean-Pierre             1995    $150,000     $ 20,000     50,000 (1)
Arnaudo,                1994    $150,000     $ 10,000     10,000(SIS)
President and           1993    $ 37,500     $ - 0 -      10,000(SIS)
Chief Executive                              $ - 0 -
Officer of SIS;
formerly
President and
General Manager
of SIS Europe,
S.A.

Ronald Bencke,          1995    $ 79,088     $ - 0 -      30,000 (2)
Vice President          1994    $ 19,763     $ - 0 -       - 0 -
and Chief               1993    $ - 0 -      $ - 0 -       - 0 -
Financial
Officer of the
Company and LMC
since 1994

Milo Mattorano,           1995     $ 65,000     $ 10,000     5,000(SIS)
Vice President
and Chief
Financial
Officer of SIS
(employee of
SIS only since
January, 1995.

______________

 (1) Consists entirely of shares issuable upon exercise of options including 37,500 unvested options. Represent s stock options in the Company granted under 1991 Stock Option Plan for employees of the Company and its subsidiaries and under SIS stock option plan.

 (2) Consists entirely of shares issuable upon exercise of options including 20,000 unvested options.

                                STOCK OPTIONS

     After the expiration of the 1981 Incentive Stock Option Plan in November of 1991, the Board of Directors acting on the recommendation of the Compensation Committee, unanimously approved a new stock option plan for the Company (the "1991 Plan"). It was approved by the stockholders of the Company at the 1991 annual meeting.

     The 1991 Plan provides for the granting of options to purchase up to 1,000,000 shares of the Company's Common Stock. The 1991 Plan had been administered by the Compensation Committee of the Board of Directors until 1995 when the Board of Directors took over this function after the Company became a holding company for its two subsidiaries. The 1991 Plan enables the Company to grant either "non-qualified options" or "incentive stock options" to key employees of the Company and its domestic subsidiaries at a price not less than the fair-market value of the Company's Common Stock at the time of the grant.
In determining persons who are to receive options and the number of shares of Common Stock to be covered by each option, the Board considers the person's position and responsibilities, his/her services and accomplishments, present and future value to the Company, the anticipated length of his/her future service, and other relevant factors. The Board fixes the exercise period of each option, which in the case of incentive stock options cannot be longer than ten years from the date of the grant. No option may be granted under the 1991 Plan later than May 28, 2001, but options outstanding at that time may be exercised until the expiration of their terms.

     The following table sets forth information with respect to the only stock options granted in 1995 by the Company under the 1991 Plan to an executive officer.


                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                         NUMBER OF         PERCENT OF
                         SECURITIES        TOTAL OPTIONS
                         UNDERLYING        GRANTED TO       EXERCISE
                         OPTIONS           EMPLOYEES IN     PRICE         EXP.
NAME                     GRANTED (#)       FISCAL YEAR      ($/SH)        DATE
- ----                     -----------       -------------    --------     -------
Jean-Pierre Arnaudo      50,000(3)            100%          $1.58       8/24/05

Milo Mattorano            5,000(SIS)(4)       100%            .50       1/22/05

______________

 (3) 12,500 these options are vested. The remainder vest at the rate of 12,500 per year.

 (4) The board of directors of SIS, after considering a number of factors affecting valuation, has valued the Common Stock of SIS for purposes of compensation and options at $1.00 per share as of February 6, 1996.

     The following table sets forth information with respect to all exercises of Company stock options in 1995 by each named executive officer and all outstanding Company stock options held by each named executive officer as of December 31, 1995.

                         OPTION EXERCISES IN LAST FISCAL
                      YEAR AND FISCAL YEAR-END OPTION VALUE

                                                   NUMBER OF                VALUE OF
                                                   SECURITIES               UNEXERCISED
                          SHARES                   UNDERLYING               IN-THE-MONEY
                          ACQUIRED                 UNEXERCISED              OPTIONS AT
                          ON           VALUE       OPTIONS AT FY-END (#)    FY-END 1995
                          EXERCISE     REALIZED    EXERCISABLE/             EXERCISABLE/
NAME                      (#)          ($)         UNEXERCISABLE            UNEXERCISABLE
- ----                      --------     --------    ------------------       -------------
Richard C.E. Morgan       50,000       79,500      10,000/10,000(SIS)       -0-(5)

Eugene A. Bourque         50,000       76,250      143,786/12,500           233,652/20,313

Jean-Pierre Arnaudo       0            0           12,500/37,500            20,313/60,938

Jean-Pierre Arnaudo       0            0           20,000/20,000(S(SIS)     -0-(6)

Milo Mattorano            0            0           5,000/5,000(SIS)         -0-(7)


Except as described above, the Company has no compensation plans other than group life and health insurance and a 401(k) program available generally to all qualified full time employees.

_________________

(5) See footnote 4 above.

(6) See footnote 4 above.

(7) See footnote 4 above.

                              DIRECTOR COMPENSATION

     Directors who are not officers or employees of the Company receive an annual fee of $10,000 (payable at least quarterly) as earned for preparing for and attending meetings of directors and committees. Directors who are officers or employees of the Company receive no fees for service on the Board or committees thereof.

     During 1994 and 1995 the Company received consulting services from nominee Alfred E. Paulekas relating to the Company's manufacturing and production operations and from Theodore F. Patlovich, a director during 1995, relating to the Company's international marketing efforts. Both were paid at the rate of $500 per day and the total compensation paid to both of them in 1994 was less than $22,000 and in 1995 was $17,750. The Company has complete discretion over whether or not to use the services of either.

Item 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.


                  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The only persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of the Common Stock as of May 3, 1996, are listed below, based upon information provided by such persons to the Company.

                                        SHARES
NAME AND ADDRESS OF                     OWNED               PERCENT OF
BENEFICIAL OWNER                        BENEFICIALLY        CLASS
- -------------------                     ------------        ----------
Wolfensohn Associates L.P.              9,240,795(8)        28%
40th Floor
599 Lexington Avenue
New York, New York 10022

Richard C.E. Morgan                     9,378,572(9)        28%
40th Floor
599 Lexington Avenue
New York, New York 10022

J.P. Morgan Investment Corporation      7,605,891(10)       23%
60 Wall Street
New York, New York 10260

C. Seth Cunningham                      7,605,891(11)       23%
c/o J.P. Morgan Investment Corporation
60 Wall Street
New York, New York  10260

     As footnotes 8 and 10 to the foregoing table state, the shares beneficially owned by each party listed above include the voting Common Stock into which the Non-Voting Common Stock and Convertible Preferred stock are convertible, all on a one-for-one basis. Because the holders of the Non-Voting Common Stock and Convertible Preferred Stock are each entitled to vote as a class on each Amendment, the following information with respect to the beneficial ownership of the Non-Voting Common Stock and Convertible Preferred Stock as of the record date is set forth below.


                                        SHARES
NAME AND ADDRESS OF                     OWNED               PERCENT OF
BENEFICIAL OWNER                        BENEFICIALLY        CLASS
- -------------------                     ------------        ----------
Wolfensohn Associates, L.P.             2,720,339             93%
40th Floor                              (Convertible Pre-
599 Lexington Avenue                    ferred Stock)
New York, New York  10022

Jackson Hole Investments
 Acquisitions L.P.                      198,676                7%
40th Floor                              (Convertible Pre-
599 Lexington Avenue                    ferred Stock)
New York, New York  10022

     The foregoing table shows the beneficial ownership of all the outstanding shares of Convertible Preferred Stock as of the record date. As previously stated in footnote 9 above, Richard C.E. Morgan disclaims beneficial ownership of all shares owned by Wolfensohn Associates, L.P. (as well as Jackson Hole Investments Acquisitions L.P.).

______________
(8) Includes 76,855 shares issuable upon exercise of options and 2,720,039 shares issuable upon conversion of a like number of shares of convertible preferred stock.

(9) Represents 12,500 shares issuable upon exercise of the vested portion of a 50,000 share option owned by Mr. Morgan, 125,277 shares owned directly by Mr. Morgan and the 9,240,795 shares shown above for Wolfensohn Associates L.P., a Delaware limited partnership, whose sole general partner is Wolfensohn Partners L.P. Mr. Morgan is a general partner of Wolfensohn Partners L.P. He disclaims beneficial ownership of all shares owned by Wolfensohn Associates L.P.

(10) Includes 2,249,842 shares of voting Common Stock issuable upon conversion of Non-Voting Common Stock and 125,049 shares issuable upon exercise of warrants.

(11) Represents only shares owned by J.P. Morgan Investment Corporation and shown above. Mr. Cunningham is Managing Director of J.P. Morgan Investment Corporation. He disclaims beneficial ownership of all shares owned by J.P. Morgan Investment Corporation.

               STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     According to information furnished by the Chairman and each of the four highest paid executive officers of the Company and its controlled subsidiaries, Sandia Imaging Systems Corporation ("SIS") and Lasertechnics Marking Corporation ("LMC"), other than the Chairman, and by each of the directors of the Company, the number of shares of the Company's Common Stock beneficially owned by each of them as of the Record Date was as set forth on the table below. Except as otherwise noted, each individual has sole voting and investment power over the shares he beneficially owns. Where no percentage is shown for the shares owned by the individual named, such percentage is less than 1%.

                         NUMBER OF SHARES OF COMMON              PERCENT
NAME AND TITLE             STOCK BENEFICIALLY OWNED              OF CLASS
- --------------           --------------------------              --------
Jean-Pierre Arnaudo                 12,500(12)
President of SIS and
Director

Ronald Bencke                       10,000(13)
Vice President
and Chief Financial Officer

Eugene A. Bourque                  143,786(14)
President of LMC and
Director

Richard M. Clarke                  252,587
Director

Paul J. Coleman, Jr.                62,000(15)
Director

C. Seth Cunningham               7,605,891(16)                       21%
Director

Milo Mattorano
Vice President and
Chief Financial Officer of SIS       - 0 -

Richard C.E. Morgan              9,378,572(17)                       26%
Chairman

Alfred E. Paulekas                  47,500(18)
Director

All directors and executive
officers of the Company as
a group                         17,512,836(19)                       49%

     The following shows the number of shares of common stock of SIS beneficially owned by each of the foregoing directors and executive officers. No such officer or director holds any stock in LMC. The omission of any of the foregoing directors and officers in the following table indicates no SIS stock ownership. Where no percentage is shown for the shares owned by the individual named, such percentage is less than 1%.

_______________

(12) Consists entirely of shares issuable upon exercise of options but does not include unvested options to purchase 37,500 shares.

(13) Consists entirely of shares issuable upon exercise of options but does not include unvested options to purchase 20,000 shares.

(14)  Includes 133,786 shares issuable upon exercise of vested options.
      Does not include 12,500 shares issuable upon exercise of unvested options.

(15)  Includes 1,000 shares owned by Dr. Coleman's wife.

(16)  See footnote 11 above.

(17)  See footnote 9 above.

(18) Includes 37,500 shares issuable upon exercise of options. Does not include unvested options to purchase 12,500 shares.

(19) Calculations assume all such directors and officers of the Company exercised all presently exercisable options and warrants and converted all other classes of stock attributed to them into Voting Common Stock.

                         NUMBER OF SHARES OF SIS COMMON          PERCENT
NAME AND TITLE              STOCK BENEFICIALLY OWNED             OF CLASS
- --------------           -------------------------------         --------
Jean-Pierre Arnaudo                  30,000
President of SIS and
Director

Eugene A. Bourque                    10,000
President of LMC and
Director

Richard M. Clarke                     7,500
Director

Milo Mattorano
Vice President and
Chief Financial Officer of SIS        1,250

Richard C.E. Morgan
Chairman                             10,000

All of such SIS stock ownership is held in the form of options.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the terms of a Common Stock and Convertible Note Purchase Agreement dated as of July 8, 1994, J.P. Morgan Investment Corporation ("JPMIC") purchased 4,900,000 shares of Voting Common Stock at a price of $.95 per share. At the same time the Company issued a 10% note to JPMIC in the principal amount of $345,000 convertible into Nonvoting Common Stock at $.95 per share, subject to anti-dilution adjustments. In November 1994, JPMIC converted the $345,000 principal amount of the note plus accrued interest into 377,684 shares of Non-Voting Common Stock.

     In December 1994 J.P. Morgan Investment Corporation ("JPMIC") loaned the Company a total of $2,000,000 primarily to provide interim financing for the expanding international imaging business of the Company's controlled subsidiary, Sandia Imaging Systems Corporation ("SIS"). The Company's debt to JPMIC was evidenced by two $1,000,000 demand promissory notes providing a 12% per annum interest rate and a maximum term to February 1, 1996. JPMIC also received in the loan transactions 5 year warrants to purchase a total of $200,000 of Common Stock at its fair market values at the times the funds were advanced to the Company. As a result, JPMIC acquired warrants to purchase a total of 125,049 shares of Common Stock at prices of $1.51 per share and $1.70 per share.

     Between February and September 15, 1995 Wolfensohn also loaned the Company a total of $6,900,000 primarily to provide interim financing for the expanding international imaging business of SIS. The Company's debt to Wolfensohn is evidenced by a series of demand promissory notes providing a 12% per annum interest rate and a maximum term of one year. Wolfensohn also received in the loan transactions 5 year warrants to purchase a total of 534,105 shares of Common Stock at prices ranging from $1.01 per share to $1.76 per share.

     On May 10, 1995, Wolfensohn and JPMIC converted $1,000,000 and $2,093,000 of their short-term indebtedness into Common Stock of the Company at $.95 per share for the purpose of satisfying the NASDAQ minimum net capital requirement. This resulted in the issuance of 1,872,158 shares of Non-Voting Common Stock and 1,383,632 shares of voting Common Stock.

     In order to maintain for the Company the amount of capital required for its continued listing on the NASDAQ Small Cap Market during the last half of 1995, Wolfensohn on three separate occasions converted into equity a total of $3,210,000 of the Company's debt held by Wolfensohn. In each case Wolfensohn received a separate series of shares of convertible Preferred Stock for the debt converted. All shares of Preferred Stock received by Wolfensohn are convertible into Common Stock on a one share for one share basis as was required by Article Fourth of the Certificate of Incorporation.

     The following table sets forth the basic terms of these three debt conversions.

                                          CONVERSION     NUMBER OF SHARES
         DATE          DEBT CONVERTED     PRICE          RECEIVED
         ----          --------------     -----          -------
         8/8/95        $1,500,000         $1.30          1,153,846 Series A
         9/26/95       $1,500,000         $1.42          1,056,338 Series B
         12/27/95      $469,879*          $1.51            311,179 Series C
         ________
        *Includes $259,879 of accrued interest on the Wolfensohn debt.

     All three such series of Convertible Preferred Stock are convertible into Common Stock on a one-for-one basis at any time at the option of the stockholder in accordance with the presently existing requirement in Article Fourth of the Company's Certificate of Incorporation. The one-share to one-share conversion rate of the Convertible Preferred Stock identified above to Common Stock will not be affected by any currently contemplated amendment to the Company's Cerficiate of Incorporation. Each such series of Convertible Preferred Stock has a liquidation preference over all Common Stock of the Company equal to the stated value of each such series of Convertible Preferred Stock. The stated value is the same as the conversion price stated in the table above. Cumulative dividends are payable on the stated value per share of each such series of Convertible Preferred Stock which are payable at the annual rate of 10% (except certain for lesser rates for periods of less than a year following the date of issuance of such Convertible Preferred Stock.) All such shares of each of the foregoing series of Convertible Preferred Stock are entitled to vote as if converted into Common Stock except upon matters as to which such Preferred Stock is entitled by law to vote as a separate class.

     In addition on December 15, 1995 Wolfensohn exercised the common stock purchase warrants it received from the Company as part of the consideration to Wolfensohn for the loans to the Company. Wolfensohn exercised these warrants for the purchase of 534,105 shares of common stock and paid the aggregate exercise price by cancelling $690,000 of the Company's debt held by Wolfensohn, as permitted in the warrants. Finally, on December 27, 1995 Wolfensohn and a related party purchased from the Company for $600,000 a total of 397,351 shares of Series C Convertible Preferred Stock at $1.51 per share.

     From the net proceeds of the Company's sale of $7,000,000 of convertible debentures in October of 1995, $2,000,000 was used to repay a portion of the Company's debt to Wolfensohn. As a result of the foregoing transactions the Company either paid off of converted into equity all of the outstanding Wolfensohn debt, plus accrued interest thereon, by the end of 1995, as well as all of the JPMIC debt and interest.

     During 1994 and 1995 the Company paid the law firm of James B. Alley, Jr. for legal services as general counsel. Pursuant to an agreement between the parties, the law firm, Rubin, Katz, Salazar, Alley & Rouse, charges the Company for legal services at its usual hourly rates. Mr. Alley serves as Secretary of the Company without salary.

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

          10.13 -- Note Cancellation and Stock Purchase Agreement between Lasertechnics and D. Blech & Company, Inc. dated as of October 28, 1993. Incorporated herein by reference to
                    Exhibit 10.13 to Lasertechnics' Form 10-KSB for the year ended December 31, 1993.

          10.14 -- Note Cancellation and Stock Purchase Agreement between Lasertechnics and Wolfensohn Associates, L.P. dated as of October 28, 1993. Incorporated herein by reference to
                    Exhibit 10.14 to Lasertechnics' Form 10-KSB for the year ended December 31, 1993.

          10.15 --  Purchase Agreement between Sandia Imaging Systems
                    Europe SA and Jean-Luc Poutchnine, Alain Quilleau and Philippe Bonnevie dated March 4, 1994. Incorporated herein by reference to Exhibit 10.15 to Lasertechnics' Form 10-KSB for the year ended December 31, 1994.

          10.16 -- Letter confirming sale of Lasertechnics, Inc. Common Stock shares to Singapore Precision Industries PTE. LTD. dated May 12, 1994. Incorporated herein by reference to
                    Exhibit 10.16 to Lasertechnics' Form 10-KSB for the year ended December 31, 1994.

          10.17 -- Contract Manufacturing Agreement between Sandia Imaging Systems Corporation and Singapore Precision
                    Industries PTE LTD dated May 13, 1994. Incorporated herein by reference to Exhibit 10.17 to Lasertechnics' Form 10-KSB for the year ended December 31, 1994.

         10.18 --  Advisory and investment banking services agreement between Lasertechnics, Inc. and Wolfensohn International dated May 19, 1993. Incorporated herein by reference to
                    Exhibit 10.18 to Lasertechnics' Form 10-KSB for the year ended December 31, 1994.

          10.19 -- Purchase of Common Stock and Convertible Note Agreement between Lasertechnics, Inc. and J. P. Morgan Investment Corporation dated July 8, 1994. Incorporated herein by reference to Exhibit 10.19 to Lasertechnics' Form 10-KSB for the year ended December 31, 1994.

          10.20 -- OEM License Agreement between Sandia Imaging Systems Corporation and Xerox Corporation dated January 6, 1995. Incorporated herein by reference to Exhibit 10.20 to Lasertechnics' Form 10-KSB for the year ended
                    December 31, 1994.

          10.21 --  Demand Promissory Note issued to J. P. Morgan
                    Investment Corporation dated December 19, 1994. Incorporated herein by reference to Exhibit 10.21 to Lasertechnics' Form 10-KSB for the year ended
                    December 31, 1994.

          10.22 --  Demand Promissory Note issued to J. P. Morgan
                    Investment Corporation dated December 31, 1994. Incorporated herein by reference to Exhibit 10.22 to Lasertechnics' Form 10-KSB for the year ended
                    December 31, 1994.

          11.0  --  Statement Re:  Computation of Per Share Earnings

          21.1 -- Subsidiaries of Lasertechnics. Incorporated herein by reference to Exhibit 21.1 to Lasertechnics' Form 10-KSB for the year ended December 31, 1994.

          23.1  --  Consent of KPMG Peat Marwick.

     b)   REPORTS ON FORM 8K

          Filed 10/19/95, 12/15/95, 1/2/96.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of The Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  5/24/96

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
        E. A. Bourque                              Alfred E. Paulekas
        Director                                   Director

By: /s/ Richard M. Clarke
   ------------------------------
         Richard M. Clarke
         Director

                                 Exhibits Index



EXHIBITS

11    Computation of Per Share Earnings                                  38

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