Form 10QSB/A
period 1996-03-31
LASERTECHNICS INC
filed 1996-05-31
CIK 710597

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB/A

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

                   PART 1.  CONDENSED FINANCIAL INFORMATION

Item 1.  Financial Statements

                      LASERTECHNICS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                 March 31,        December 31,
                                                   1996               1995
                                                -----------       -----------
Assets
Current assets:
   Cash and cash equivalents                    $ 3,314,039       $ 1,892,357
   Accounts receivable - trade, less
    allowance for doubtful accounts of
    $219,612 in 1996 and $278,263 in 1995
                                                  5,644,166         4,040,247
   Inventory                                      4,442,219         3,989,350
   Inventory deposit                                481,122           591,630
   Prepaid expenses                                 325,117           155,859
   Other                                            218,485           102,459
                                                -----------       -----------
         Total Current assets                    14,425,148        10,771,902
                                                -----------       -----------

   Property, plant & equipment, net               2,932,289         3,000,241

   Goodwill                                         234,037           254,546

   Other assets                                     915,304           615,913
                                                -----------       -----------

        Total assets                            $18,506,778       $14,642,602
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
   1995; issued and outstanding
   30,537,500 shares in 1996 and
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

                        LASERTECHNICS INC. CONSOLIDATED

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                   Three Months    Three Months
                                                      Ended            Ended
                                                  March 31, 1996   March 31,1995
                                                  --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                        $(2,048,185)     $(1,775,527)
      ADJUSTMENTS:
         DEPRECIATION AND AMORTIZATION                 454,418          163,116
         PROVISION FOR WARRANTY RESERVE                116,248           71,604
         PROVISION FOR LOSS ON ACCOUNTS RECEIVABLE      58,651            1,002
                                                   -----------      -----------
                                                    (1,418,868)      (1,539,805)

         (INCREASE) DECREASE IN:
            ACCOUNTS RECEIVABLE                     (1,545,268)        (439,045)
            INVENTORY                                 (452,869)        (287,090)
            INVENTORY DEPOSIT                          110,508          135,047
            PREPAID EXPENSES                          (169,258)          56,769
            OTHER CURRENT ASSETS                      (116,026)         (43,374)
            OTHER ASSETS                              (299,391)         (53,761)
         INCREASE (DECREASE) IN:
            ACCOUNTS PAYABLE                           593,451         (669,457)
            CUSTOMER ADVANCES                         (148,938)         (20,182)
            COMMISSIONS PAYABLE                        (60,488)        (189,873)
            PRODUCT WARRANTY RESERVE                   (71,124)         (80,613)
            ACCRUED PAYROLL AND TAXES                  (98,225)        (101,931)
            ACCRUED VACATION                             9,905           29,269
            OTHER LIABILITIES                          257,841          190,848
                                                   -----------      -----------
                                                    (1,989,882)      (1,473,393)
                                                   -----------      -----------
               NET CASH USED BY OPERATING
               ACTIVITIES                           (3,408,750)      (3,013,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES                                (64,598)        (215,325)
                                                   -----------      -----------
               NET CASH USED BY
               INVESTING ACTIVITIES                    (64,598)        (215,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL PAYMENTS ON FINANCING AGREEMENTS         (202,130)       2,600,851
   PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBENTURES  5,500,000         (115,876)
   CONVERTIBLE DEBENTURE ISSUANCE COSTS               (385,000)               0
   PRINCIPAL PAYMENTS ON CAPITAL LEASE OBLIGATIONS     (35,917)         (44,169)
   NET PROCEEDS FROM ISSUANCE OF PREFERRED STOCK        18,077           40,000
                                                   -----------      -----------

               NET CASH PROVIDED BY
               FINANCING ACTIVITIES                  4,895,030        2,480,806

               NET INCREASE (DECREASE) IN
               CASH AND CASH EQUIVALENTS             1,421,682         (747,717)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       1,892,357        1,427,058
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 3,314,039      $   679,341
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

                              LASERTECHNICS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Condensed Consolidated Financial Statements
      -------------------------------------------

          The accompanying condensed consolidated financial statements are unaudited and include the accounts of Lasertechnics, Inc.("LASX"), the holding company, LASX's wholly owned subsidiary Lasertechnics Marking Corporation ("LMC"), LASX's 92 percent owned subsidiary Sandia Imaging Systems Corporation ("SIS"), SIS's wholly owned French subsidiary Sandia Imaging Systems Europe SA ("SIS EUR"), and its wholly-owned subsidiary Quantrad Corporation ("Quantrad") collectively, the "Company" or "Lasertechnics". Quantrad is currently in the process of dissolution. All significant intercompany accounts and transactions have been eliminated. Information contained in the Company's condensed consolidated financial statements and notes thereto, should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in Lasertechnics' Annual Report on Form 10-KSB/A-1 for the year ended December 31, 1995.

          The Consolidated Balance Sheets at March 31, 1996, and December 31, 1995, the Consolidated Statement of Operations for the three months ended March 31, 1996 and and Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at March 31, 1996 and December 31, 1995, results of operations for the three month periods ended March 31, 1996 and 1995, and changes in cash flow for the three month periods ended March 31, 1996 and 1995 have been made.

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

3.    Debt Financing
      --------------

          On March 13, 1996, the Company raised $5.5 million in cash from the sale of 10% convertible debentures. These debentures are convertible into common stock at $2.00 per share, or at 85% of the average 5 day closing bid price for the five trading days immediately prior to the conversion date at the option of the debenture holder. Debentures are placed in denominations of at least $50,000 and multiples of at least $50,000 in excess thereof. Debenture interest accrues at a rate of 10% per annum and is payable in stock upon conversion. Debentures can be converted into common stock in increments of 1/4, 1/4, 1/4, and 1/4 beginning the 60th, 90th, 120th and 150th days after the final closing. At the end of 3 years from the closing date, all debentures will automatically be converted into common stock. Debenture holders received warrants equal to 20% of position held in shares at a strike price of $2.00, with a 5 year term.

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

                                         Marking (LMC)
                                        Corporate (LASX)     Imaging (SIS)  Consolidated (LASX)
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
                                          ===========          ===========       ===========

          Sales.  Consolidated sales for the first quarter of 1996 increased
          -----
$845,226 from $3,266,475 in 1995. Of the increase, $450,000 was due to increased shipments of marking spare parts and markers and the addition of a new product line (BlazerJet (TM)) during the first quarter. In addition, $676,000 of the increase was due to an increase in imaging sales of plastic card printers and the related consumables and parts. This was partially offset by the discontinuation of a product line in December 1995 which provided approximately $280,000 of sales in the first quarter of 1995. Accounts receivable increased at March 31, 1996 compared to December 31, 1995 because several large sales totalling over $1,000,000 were recorded at the end of the quarter.

          Cost of Sales.  Consolidated cost of sales for the first quarter of
          --------------
1996 increased compared to the first quarter of 1995 due to the increase in sales volume. Gross margin increased slightly from 34% to 35% because of an increase in the overall gross margin for the marking business. This was due to the mix of business that included a higher percentage of spare parts which carry a higher gross margin. This increase was partially offset by lower margins in the imaging business because of competitive pricing and an increase in product costs of specific applications for plastic card printers.

          Inventory.  The Company's consolidated inventory increased $452,869
          ----------
to $4,442,219 at March 31, 1996 compared to December 31, 1995 due to an inventory increase in the marking business for BlazerJet(TM) production.

          Research and Development.  The decrease in consolidated research and
          -------------------------
development expense of $196,550 in the first quarter of 1996 compared to the first quarter of 1995 is due to the completion of major development work on the BlazerJet(TM) laser marker of which the laser marking business expended approximately $70,000 in 1995. Additionally, there was a $126,500 reduction of development costs in the imaging business.

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

          Other Income (Expense).  The net increase in other expenses of
          -----------------------
$175,131 to $297,939 in the first quarter of 1996 compared to the first quarter 1995 is principally due to the interest, amortization, and discount expenses incurred by the Company on the debenture financings in October 1995 and March 1996. Additional interest expense of approximately $53,000 relates to the Company's capital lease obligations.

          Net Results.  The consolidated net loss of $2,048,185 increased
           ------------
$272,658 from the $1,775,527 loss incurred in the first quarter of 1995. The increased loss was due to an increase in operating expenses in both the marking and imaging businesses and lower gross margins in the imaging business.

          Liquidity and Capital Resources.  Since inception the Company has
          --------------------------------
utilized the proceeds from a number of public and private sales of its equity securities and the exercise of options and warrants to meet its working capital requirements.

          Cash and cash equivalents increased $1,421,682 at March 31, 1996 compared to December 31, 1995. Financing activities generated net cash of $4,895,030 principally from the issuance of debentures. Operating activities used net cash of $3,408,750 principally to support the increases of $1,545,268 in accounts receivable, the loss of $2,048,185, an increase in inventory of $452,869, and an increase of $299,391 in other assets. These changes were offset by a $593,451 increase in accounts payable which was primarily due to increased inventory. The increase in accounts receivable was the result of increased plastic card printer sales at the end of the first quarter compared to year end. The increase in inventory was due to increased marking products inventory. The increase in other assets was due to the prepaid debenture expenses incurred in March 1996. Capital expenditures amounted to $64,598.

          The Company's operations in the first quarter of 1996 continued to generate losses primarily as a result of increases in operating expenses and lower than expected sales in both the imaging and marking businesses.

          Between December 1995 and the end of March 1996, the Company raised $5.5 in debt from the sale of debentures to provide capital for further expansion and to fund continuing losses.

          The Company's 1996 business plan projects an increase in revenues of $11.7 million. This increase is projected to occur primarily because of an increase in imaging segment backlog of $1.7 million at December 31, 1995 and the awarding of two large imaging contracts in March of 1996 which will generate approximately $5 million in revenue in 1996. The remaining increase in revenues is expected to come from $2 million projected new product sales of DataGlyphs(TM) and $3 million projected new orders in the emerging security card market. The marking segment sales are projected to be the same level as 1995 with the introduction of the new BlazerJet(TM) product which will offset the expected decrease from the Anheuser-Busch contract related to Blazer 6000. In addition, the Company projects gross margin improvements of approximately $800,000 as the result of improvements in price of parts and reduction in material cost in the marking segment and a $1 million reduction in the Company's Research & Development expenditures.

          The Company believes that if it can successfully implement the cost reductions and attain the projected sales levels in the imaging segment, it may reach positive operating income and positive cash flow from operations for the fourth quarter of 1996. Because of anticipated timing of new product introductions and manufacturing cost reductions, together with the necessity to prepay all or a portion of the lease obligation financing, the Company may need $10 million of additional external financing to meet its 1996 requirements. A debenture offering was completed in March 1996 which raised $5.5 million of the $10 million. Management believes that it will be able to access equity, debt or bridge financing sufficient to fund the cash requirements beyond cash provided from operations; however, there are no assurances that the Company will be able to do so. Currently, there are no existing commitments for any additional external financing.

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

         5/31/96
Date_____________________           LASERTECHNICS, INC.


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