Form 10QSB
period 1996-06-30
LASERTECHNICS INC
filed 1996-08-14
CIK 710597

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB

(MARK ONE)
(x)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended     June 30, 1996
                                              -----------------

                                      OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from________to_______

                      Commission file number ____0-11933
                                                 -------
                              LASERTECHNICS, INC.
       (Exact name of small business issuer as specified in its charter)

              DELAWARE                                            85-0294536
   (State or other jurisdiction of                             (I.R.S Employer
    incorporation or organization)                           Identification No.)

        3208 COMMANDER DRIVE
         CARROLLTON, TEXAS                                         75006
(Address of principal executive offices)                        (Zip Code)

                                (214) 407-6080
               (Issuer's telephone number, including area code)


                           5500 WILSHIRE AVENUE NE,
                        ALBUQUERQUE, NEW MEXICO 87113
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO____
    ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock outstanding on August 8, 1996, 32,694,922. Shares of nonvoting convertible common stock outstanding on August 8, 1996, 2,249,842.

Transitional Small Business Disclosure Format (Check One);  Yes___     No  X
                                                                         ----

                              LASERTECHNICS, INC.

                                     INDEX

                                                                                            Page
                                                                                             No.
                                                                                            ---
PART I.   FINANCIAL INFORMATION

     Item 1.   Condensed Financial Statements

               Consolidated Balance Sheets at June 30, 1996 and December 31, 1995..............3
               Consolidated Statements of Operations for the six months ended
                June 30, 1996 and 1995.........................................................5
               Consolidated Statements of Operations for the three months ended
                June 30, 1996 and 1995.........................................................6
               Consolidated Statements of Cash Flows for the six months ended
                June 30, 1996 and 1995.........................................................7
               Notes to Condensed Consolidated Financial Statements............................9

     Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................................11

PART II.  OTHER INFORMATION...................................................................20

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Under Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on form 8-K

Signatures....................................................................................23

                    PART 1. CONDENSED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      LASERTECHNICS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                            JUNE 30,            DECEMBER 31,
                                                                             1996                  1995
                                                                        ----------------       --------------
                   ASSETS

Current assets:
      Cash and cash equivalents                                         $        426,560            1,892,357
      Accounts receivable - trade, less allowance for doubtful
       accounts of $264,177 in 1996 and $278,263 in 1995                       5,110,917            4,040,247
      Inventory                                                                6,572,587            4,454,350
      Prepaid expenses                                                           282,664              155,859
      Other                                                                      189,648              229,089
                                                                        ----------------       --------------
          Total current assets                                                12,582,376           10,771,902
                                                                        ----------------       --------------
      Property, plant & equipment, net                                         3,058,645            3,000,241
      Goodwill                                                                   213,528              254,546
      Other assets                                                               598,030              615,913
                                                                        ----------------       --------------
          Total assets                                                  $     16,452,579           14,642,602
                                                                        ================       ==============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Convertible notes payable to stockholders                         $      1,000,000              200,000
      Notes payable                                                              342,561              402,945
      Accounts payable                                                         3,266,241            3,485,328
      Customer advances                                                          450,990              426,978
      Commissions payable                                                         53,316              192,548
      Product warranty reserve                                                    58,918              256,003
      Accrued payroll and payroll taxes                                          245,765              299,096
      Accrued vacation                                                           194,786              205,541
      Capital lease obligations in default                                     1,052,643            1,113,768
      Capital lease obligations                                                   99,403               28,944
      Contract settlement payable (note 4)                                     1,060,000                    -
      Other accrued liabilities                                                1,108,132              478,396
                                                                        ----------------       --------------
          Total current liabilities                                            8,932,755            7,089,547
                                                                        ----------------       --------------
Convertible debentures                                                         4,530,648            4,405,095

Capital lease obligations (note 3)                                               127,946               35,328
Other                                                                            154,886              183,046
                                                                        ----------------       --------------
          Total liabilities                                             $     13,746,235           11,713,016
                                                                        ----------------       --------------

                                            (Table continues on following page.)


    See accompanying notes to condensed consolidated financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (Unaudited)

                                                                           JUNE 30,             DECEMBER 31,
                                                                            1996                   1995
                                                                        ---------------        --------------
Stockholders' equity (note 2):
Convertible preferred stock, no par;
      7,000,000 shares authorized in 1996 and
      10,000,000 in 1995.



      Series A:  $1.30 stated value; 1,153,846
       shares outstanding in 1996 and
       1995.                                                            $     1,500,000             1,473,394


      Series B:  $1.42 stated value; 1,056,338
       shares outstanding in 1996 and
       1995.                                                                  1,500,000             1,473,394


      Series C:  $1.51 stated value; 708,530
       shares outstanding in 1996 and
       1995.                                                                  1,069,880             1,069,880


Common stock, $.01 par value. 56,750,000 shares authorized
       in 1996 and 41,500,000 in 1995; 31,867,373 shares
       issued and outstanding in 1996 and 28,280,798 in 1995                    318,674               282,808


Nonvoting convertible common stock, $.01 par value. 2,250,000 shares authorized in 1996 and 8,500,000 in 1995; 2,249,842 shares issued and outstanding in 1996 and 1995. Convertible
       into common stock on a one share for one share basis.                     22,499                22,499


Paid-in Capital                                                              42,855,812            37,339,799
Accumulated deficit                                                         (44,560,521)          (38,482,188)
                                                                        ---------------        --------------
                                                                              2,706,344             3,179,586
Less - treasury stock, 200,000 common shares,

       at cost (Retired on 1/1/96)                                                    -              (250,000)
                                                                        ---------------        --------------


          Total stockholders' equity                                          2,706,344             2,929,586


          Contingencies and subsequent events (notes 5 and 6)

                                                                         --------------        --------------


          Total liabilities and stockholders' equity                    $    16,452,579            14,642,602
                                                                        ===============        ==============

    See accompanying notes to condensed consolidated financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                                             SIX MONTHS              SIX MONTHS
                                                                ENDED                  ENDED
                                                            JUNE 30, 1996          JUNE 30, 1995
                                                          -----------------       ----------------
Sales                                                    $      7,565,923              6,762,789
Cost of sales                                                   4,830,876              4,350,673
                                                          -----------------       ----------------

     Gross Profit                                               2,735,047              2,412,116

Expenses:
     Research and development                                   1,335,455              2,011,298
     General and administrative                                 2,689,961              2,145,948
     Selling and marketing                                      2,690,407              2,219,244
     Loss on contract settlement (note 4)                       1,000,000                      -
                                                          -----------------      -----------------
         Operating expenses                                     7,715,823              6,376,490
                                                          -----------------      -----------------
         Loss from operations                                  (4,980,776)            (3,964,374)
                                                          -----------------      -----------------


Other income (expense):
      Interest income                                              29,410                 18,157
      Interest expense                                           (968,703)              (418,199)
      Other                                                        43,114                 13,649
                                                          -----------------      -----------------
         Net other income (expense)                              (896,179)              (386,393)
                                                          -----------------      -----------------


         Net loss                                              (5,876,955)            (4,350,767)
                                                          -----------------      -----------------


Preferred stock dividend requirements                            (201,378)                     -

          Net loss applicable to common stock            $     (6,078,333)            (4,350,767)
                                                          =================      =================

Net loss per share                                       $          (0.19)                 (0.17)
                                                          =================      =================
     Shares of common stock used in computing
     net loss per share (note 1)                               32,127,285             26,219,110
                                                          =================      =================

    See accompanying notes to condensed consolidated financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS          THREE MONTHS
                                                                  ENDED                ENDED
                                                              JUNE 30, 1996        JUNE 30, 1995
                                                            -----------------    -----------------
Sales                                                      $      3,454,222            3,496,314
Cost of sales                                                     2,138,369            2,180,840
                                                            -----------------    -----------------

     Gross Profit                                                 1,315,853            1,315,474

Expenses:
     Research and development                                       633,935            1,113,228
     General and administrative                                   1,327,832            1,162,893
     Selling and marketing                                        1,584,616            1,351,008
     Loss on contract settlement (note 4)                         1,000,000                    -
                                                            -----------------    -----------------
         Operating expenses                                       4,546,383            3,627,129
                                                            -----------------    -----------------
         Loss from operations                                    (3,230,530)          (2,311,655)
                                                            -----------------    -----------------

Other income (expense):
     Interest income                                                 14,871               10,083
     Interest expense                                              (677,718)            (293,255)
     Other                                                           64,607               19,587
                                                            -----------------    -----------------
         Net other income (expense)                                (598,240)            (263,585)
                                                            -----------------    -----------------

         Net loss                                                (3,828,770)          (2,575,240)
                                                            -----------------    -----------------

Preferred stock dividend requirements                              (101,195)                   -

         Net loss applicable to common stock               $     (3,929,965)          (2,575,240)
                                                            =================    =================

Net loss per share                                         $          (0.12)               (0.10)
                                                            =================    =================
     Shares of common stock used in computing
     net loss per share (note 1)                                 33,008,899           26,285,831
                                                            =================    =================

    See accompanying notes to condensed consolidated financial statements.

                        LASERTECHNICS INC. CONSOLIDATED
                     CONSOLIDATED STATEMENTS  OF CASH FLOW
                                  (UNAUDITED)

                                                                                SIX MONTHS         SIX MONTHS
                                                                                   ENDED              ENDED
                                                                               JUNE 30, 1996      JUNE 30, 1995
                                                                               -------------      -------------
Cash flows from operating activities:
   Net loss                                                                   $   (5,876,955)    $   (4,350,767)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
       Depreciation and amortization                                                 300,701            251,954
       Provision for losses on accounts receivable                                   128,883            112,086
       Provision for product warranty reserve                                        216,719            143,591
       Amortization of financing discount and issuance costs                         494,241                  -
       (Increase) decrease in:
          Accounts receivable, net                                                (1,225,811)          (729,373)
          inventory                                                               (2,154,550)        (1,559,087)
          Inventory deposit                                                                -            136,334
          Prepaid expenses                                                          (127,128)           129,432
          Other current assets                                                        18,395            (55,736)
          Other assets                                                               138,502              3,942
       Increase (decrease) in:
          Accounts payable                                                          (246,040)           821,160
          Customer advances                                                           10,292           (132,856)
          Commissions payable                                                       (139,232)          (176,652)
          Product warranty reserve                                                  (415,743)          (129,716)
          Accrued payroll and payroll taxes                                          (59,957)          (126,318)
          Accrued vacation                                                           (12,308)            43,110
          Contract settlement payable                                              1,060,000                  -
          Other current liabilities                                                  626,491                  -
          Other liabilities                                                          (28,160)           176,987
                                                                               --------------     --------------
            Net cash used by operating activities                                 (7,291,660)        (5,441,909)

Cash flows from investing activities:
   Capital expenditures                                                             (124,023)          (428,924)
                                                                               --------------     --------------
            Net cash used by investing activities                                   (124,023)          (428,924)

Cash flows from financing activities:
   Borrowings under financing agreements                                           1,000,000          5,419,308
   Principal payments on financing agreements                                       (200,000)        (3,254,667)
   Proceeds from issuance of convertible debentures                                5,500,000                  -
   Convertible debenture issuance costs                                             (385,000)                 -
   Principal payments on capital lease obligations                                   (92,111)           (70,950)
   Net proceeds from issuance of preferred and common stock                          126,997          3,081,153
                                                                               --------------     --------------
            Net cash provided by financing activities                              5,949,886          5,174,844

            Net decrease in cash and cash equivalents                             (1,465,797)          (695,989)
Cash and cash equivalents, beginning of period                                     1,892,357          1,427,058
                                                                               --------------     --------------
Cash and cash equivalents, end of period                                      $      426,560     $      731,069
                                                                               ==============     ==============

                                                                     (Continued)


    See accompanying notes to condensed consolidated financial statements.

                       LASERTECHNICS INC. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                       SIX MONTHS         SIX MONTHS
                                                                          ENDED              ENDED
                                                                      JUNE 30, 1996      JUNE 30, 1995
                                                                      -------------      -------------
Supplemental information:
   Cash paid during the year for interest                            $       87,018             84,733
                                                                      =============      =============
   Conversions to stock:
      Debentures, net of unamortized discount and expenses                2,835,719                  -
      Notes payable                                                               -          3,000,000
      Accrued interest                                               $      251,185             93,000
                                                                      =============      =============

   Conversion feature of debentures issued                           $    1,610,000                  -
                                                                      =============      =============

   Borrowings under capital lease obligations                        $      194,064                  -
                                                                      =============      =============

    See accompanying notes to condensed consolidated financial statements.

                              LASERTECHNICS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements are unaudited and include the accounts of Lasertechnics, Inc.("LASX"), the holding company, LASX's wholly owned subsidiary Lasertechnics Marking Corporation ("LMC"), LASX's 96 percent owned subsidiary Sandia Imaging Systems Corporation ("Sandia"), Sandia's wholly owned French subsidiary Sandia Imaging Systems Europe SA ("Sandia EUR"), and LASX's wholly-owned subsidiary Quantrad Corporation ("Quantrad") collectively, the "Company" or "Lasertechnics". Quantrad, an inactive company, is in the process of dissolution. All significant intercompany accounts and transactions have been eliminated. Information contained in the Company's condensed consolidated financial statements and notes thereto, should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in Lasertechnics' Annual Report on Form 10-KSB/A-3 for the year ended December 31, 1995.

     The Consolidated Balance Sheet at June 30, 1996 and December 31, 1995, the Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six month periods ended June 30, 1996 and 1995, and changes in cash flow for the six month periods ended June 30, 1996 and 1995 have been made.

     Loss per common share is based on weighted average common shares outstanding and does not give effect to outstanding common stock options, warrants and convertible debt because their inclusion would be anti-dilutive.

     Certain reclassifications have been made to prior year amounts in order to present the consolidated financial position and results of operations on a consistent basis.

2.   ISSUANCE OF COMMON STOCK

     During the quarter ended June 30, 1996, a total of 1,989,346 shares of Lasertechnics unregistered common stock were issued. Of this amount, employees exercised stock options to acquire 40,250 shares, and the remaining shares were issued pursuant to debenture conversions.

3.   DEBT FINANCING

     On March 13, 1996, the Company raised $5.5 million in cash from the sale of 10% convertible debentures. These debentures are convertible into common stock at $2.00 per share, or at 85% of the average 5 day closing bid price for the five trading days immediately prior to the conversion date at the option of the debenture holder. Debentures are placed in denominations of at least $50,000 and multiples of at least $50,000 in excess thereof. Debenture interest accrues at a rate of 10% per annum and is payable in stock upon conversion. Debentures can be converted into common stock in increments of up to 1/4 beginning the 60th, 90th, 120th and 150th days after the final closing. At the end of 3 years from the closing date, all debentures will automatically be converted into common stock. In connection with this financing, debenture holders received warrants to purchase an aggregate of 550,000 shares of common stock at an exercise price of $2.00 per share, with a 5 year term.

4.   LOSS ON CONTRACT SETTLEMENT

     The Company has been party to an agreement with Singapore Precision Industries (SPI), a unit of Singapore Technology Industrial Corporation, the technology manufacturing arm of the Singapore government, for the manufacturing of plastic card printers for the imaging business. Various matters under the agreement have been in dispute for approximately one year. In settlement of all outstanding claims under this agreement, the Company will pay $1.525 million to SPI. As part of the settlement, the Company will receive plastic card printers and parts having an estimated net realizable value of $525,000. As a result, the Company recorded an expense of $1 million as a cost of settling the dispute. In addition, the Company was granted the option to distribute two new plastic card printer lines in North and South America and Western Europe.

5.   CONTINGENCIES

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management of the Company, after consultation with outside legal counsel, the ultimate disposition of these matters will not have a material effect on the accompanying condensed consolidated financial statements. See also Legal Proceedings, Part II, Item I.

6.   SUBSEQUENT EVENT

     In July 1996, the Company raised $8.35 million in cash from the sale of Series D Convertible Preferred Stock (par value $.01 per share) at a price of $10,000 per share. These shares are convertible into common stock in increments of up to 1/3 at the lower of $2.1406 per share, or at a variable percent of the average closing bid price for the ten trading days immediately prior to the conversion date at the option of the stockholder as follows: 90%, 87.5%, and 85% beginning the 60th, 120th, and 180th days after the final closing. Series D Preferred stockholders do not receive dividends; however, each share of preferred stock possesses an 8% per annum accretion rate prior to conversion which is payable in common stock upon conversion or redemption at the conversion price then in effect. At the end of 3 years from the closing date, all Series D Convertible Preferred Stock will automatically be converted into common stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 Compared to Six Months Ended  June 30, 1995

     Separate Business Units. In anticipation of a possible initial public offering or spin-off of Sandia, the following summarized financial data for the two businesses has been prepared. The summarized financial data of LMC and Sandia, as presented herein, do not necessarily reflect the financial position or results of operations of the separate businesses that might occur if the two entities had no ownership or management relationships.

                                                                              CONSOLIDATED
                                 MARKING (LMC)         IMAGING (SANDIA)          (LASX)
                                 -------------         ----------------       ------------
                                  (UNAUDITED)            (UNAUDITED)           (UNAUDITED)
Current assets                   $  5,704,889              6,893,609            12,598,498
Non-current assets                  2,668,132              1,185,949             3,854,081
                                 ------------           ------------           -----------
                                 $  8,373,021              8,079,558            16,452,579
                                 ============           ============           ===========

Current liabilities              $  4,306,174              4,626,581             8,932,755
Inter-co.(receivable) payable     (14,750,366)            14,750,366                 -
Long-term liabilities               4,658,594                154,886             4,813,480
Stockholders' equity               14,158,619            (11,452,275)            2,706,344
                                 ------------           ------------           -----------
                                 $  8,373,021              8,079,558            16,452,579
                                 ============           ============           ===========

Sales                            $  4,486,989              3,078,934             7,565,923
Cost of sales                       2,664,582              2,166,294             4,830,876
                                 ------------           ------------           -----------
Gross profit                        1,822,407                912,640             2,735,047

Gross margin %                             41%                    30%                   36%
                                           --                     --                    --

Expenses:
Research and development         $    393,457                941,998             1,335,455
General and administrative            919,427              1,770,534             2,689,961
Selling and marketing                 961,569              1,728,838             2,690,407
Loss on contract settlement                -               1,000,000             1,000,000
                                 ------------           ------------           -----------
  Operating expenses                2,274,453              5,441,370             7,715,823

Loss from operations                 (452,046)            (4,528,730)           (4,980,776)


Other expense (income)                207,649                688,529               896,178
                                 ------------          -------------           -----------

Net loss                         $   (659,695)            (5,217,259)           (5,876,954)
                                 ============          =============           ===========

     Sales. Consolidated sales for the first half of 1996 increased $803,134, or 12%, from $6,762,789 in 1995. Imaging segment sales increased $1,410,000, or 84%, over the same period last year primarily due to increased sales of plastic card printers and related consumables and parts. Included in this change is a reduction for the discontinuation of a product line in December 1995 which provided approximately $432,000 of sales in the first half of 1995. Marking segment sales decreased $607,000, or 12%. This was primarily attributable to a $1,126,000 decrease in marker product sales offset by a $352,000 increase in service department revenue and a $225,000 increase from the introduction of the BlazerJet(SM) product line. The Company's net accounts receivable increased $1,070,670, or 27%, at June 30, 1996 compared to December 31, 1995 as a result of the increased sales.

     Cost of Sales. Consolidated cost of sales for the first half of 1996 increased 11% compared to the first half of 1995 due primarily to the increase in sales volume in the imaging business. Gross margin was approximately 36% for the first half of both 1996 and 1995.

     Inventory. The Company's inventory increased $2,118,237, or 48%, to $6,572,587 at June 30, 1996 compared to December 31, 1995. Marking segment inventory increased $1,413,000, or 69%, due to the buildup of Blazer 6000 and BlazerJet(SM) systems for stock and due to a customer rescheduling a large order from the second quarter to the third quarter. Imaging segment inventory increased $705,000, or 29%, since December 31, 1995, primarily due to recording $525,000 of inventory acquired from SPI. See Loss on Contract Settlement below.

     Research and Development. Consolidated research and development expense for the first half of 1996 decreased $675,843, or 34%, compared to the first half of 1995. Marking segment expenses decreased $318,000, or 45%, due to the completion of major development work on the BlazerJet(SM) laser marker. In addition, imaging segment expenses decreased $358,000, or 28% due to the completion of development of two multi-station models of plastic card printers.

     General and Administrative. Consolidated general and administrative expenses of $2,689,961 were 25% higher than the first half of 1995 because of the expanded and increased worldwide operations in both the imaging and marking businesses. The increases for the imaging and marking segments for the first half of 1996 compared to the first half of 1995 were $380,000, or 27%, and $164,000, or 22%, respectively.

     Selling and Marketing. Selling and marketing expenses for the first half of 1996 increased by $471,163, or 21%, compared to the first half of 1995 expenses of $2,219,244. The increase is due to a $225,000, or 31%, increase in marketing efforts in the marking business and a $246,000, or 17%, increase in marketing and customer service efforts in the imaging business. Imaging segment expenses for continuing locations increased $382,000 offset by the closure of sales offices in Oxford, England and Keene, New Hampshire which had approximately $136,000 of expenses in the first half of 1995.

     Loss on Contract Settlement. The Company has been party to an agreement with Singapore Precision Industries (SPI), a unit of Singapore Technology Industrial Corporation, the technology manufacturing arm of the Singapore government, for the manufacturing of plastic card printers for the imaging business. Various matters under the agreement have been in dispute for approximately one year. In settlement of all outstanding claims under this agreement, the Company will pay $1.525 million to SPI. As part of the settlement, the Company will receive plastic card printers and parts having an estimated net realizable value of $525,000. As a result, the Company recorded an expense of $1 million as a cost of settling the dispute. In addition, the Company was granted the option to distribute two new plastic card printer lines in North and South America and Western Europe.

     Other Income (Expense). Other expense for the first half of 1996 of $896,179 increased $509,786, or 132%, compared to the first half of 1995. The change was primarily due to interest and placement fee expenses incurred by the Company on the debentures sold in October 1995 and March 1996.

     Net Results. The consolidated net loss of $5,876,955 increased $1,526,188, or 35%, from the $4,350,767 loss incurred in the first half of 1995. The increased loss was due primarily to the $1,000,000 loss on contract settlement in the imaging segment and the $509,875 increase in other expenses.

Three Months Ended June 30, 1996 Compared to Three Months Ended  June 30, 1995

     Sales. Consolidated sales for the second quarter of 1996 were comparable to the second quarter of 1995. Imaging segment sales increased $1,013,000, or 153%, which was offset by a $1,055,000, or 37%, decrease in marking segment sales. The decrease in the marking segment was primarily attributed to a decrease of $1,299,000 in the marker product line offset by a $69,000 increase in service department revenue and the introduction of the BlazerJet(SM) which created approximately $183,000 of revenue. The imaging segment increase was due to increased sales of plastic card printers and related consumables and parts.

     Cost of Sales. Consolidated cost of sales for the second quarter of 1996 was comparable to the second quarter of 1995. Gross margin was approximately 38% for the second quarter of both 1996 and 1995.

     Research and Development. Consolidated research and development expense of $633,935 for the second quarter of 1996 was $479,293, or 43%, lower than for the second quarter of 1995. The marking segment expense decreased $247,000, or 58%, due to the completion of major development work on the BlazerJet(SM) laser marker. Similarly, imaging segment expenses for the second quarter of 1996 compared to the second quarter of 1995 decreased $232,000, or 34%, due to the completion of development of two multi-station models of plastic card printers.

     General and Administrative. The second quarter of 1996 consolidated general and administrative expenses of $1,327,832 were $164,939, or 14%, higher than the second quarter of 1995 because of the expanded and increased worldwide operations in both the imaging and marking businesses. The increases for the imaging and marking segments for the second quarter of 1996 compared to the second quarter of 1995 were $30,000, or 4%, and $135,000, or 36%, respectively.

     Selling and Marketing. Selling and marketing expenses for the second quarter of 1996 increased by $233,608, or 17%, compared to the second quarter of 1995 expenses. The increase is due primarily to a $175,000, or 46%, increase in marketing efforts in the marking business and a $59,000, or 6% increase in marketing and customer service efforts in the imaging business. Imaging segment expenses for continuing locations increased $139,000 offset by the closure of sales offices in Oxford, England and Keene, New Hampshire, which had approximately $80,000 of expenses in the second quarter of 1995.

     Loss on Contract Settlement. In the second quarter, the Company recorded an expense of $1 million as the cost of settling a contract dispute with SPI. See the paragraph on Loss on Contract Settlement in the above discussion of the Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995.

     Other Income (Expense). The net increase in other expense of $334,655 to $598,240 in the second quarter of 1996 compared to the second quarter 1995 is primarily due to the interest and placement fee expenses incurred by the Company on the debentures sold in October 1995 and March 1996.

     Net Results. The consolidated net loss for the second quarter of 1996 was $3,828,770, an increase of $1,253,530 from the $2,575,240 loss incurred in the second quarter of 1995. The increased loss was due primarily to the $1,000,000 loss on contract settlement in the imaging segment and the $334,655 increase in other expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception the Company has utilized the proceeds from a number of public and private sales of its equity and debt securities and the exercise of options and warrants to meet its working capital requirements.

     Cash and cash equivalents decreased $1,465,797 at June 30, 1996 compared to December 31, 1995. Financing activities generated net cash of $5,949,886 principally from the issuance of convertible debentures. Operating activities used net cash of $7,291,660 principally to support the loss of $5,876,955, the increase of $1,225,811 in accounts receivable, the increase in inventory of $2,154,550, and the reduction in accounts payable of $246,040. These changes were offset by a $1,060,000 increase in current liabilities for the contract settlement payable to SPI and a $626,491 increase in other current liabilities which was primarily due to the accrual of $129,000 of dividends on preferred stock and $250,000 of production costs. The accounts receivable increase was due to several large plastic card printer sales in the last two weeks of June. Capital expenditures amounted to $124,023.

     The Company's operations in the second quarter of 1996 continued to generate losses primarily as a result of increases in operating expenses and lower than expected sales in both the imaging and marking businesses.

     Between December 1995 and the end of March 1996, the Company raised $5.5 million from the sale of debentures to provide capital for further expansion and to fund continuing losses. In July 1996, the Company raised $8.35 million through the offering of convertible preferred stock to fund operations through the end of the year and for strategic investments.

     The Company's business plan for 1996 is based principally upon significant increases in the sale of existing imaging products and the successful introduction of new product sales in both of its business segments, significant manufacturing cost reductions and reductions in research and development expenditures, an improvement in gross margin, and external financing. The Company has raised $5.5 million and $8.35 million in March and July of this year and believes that this will be adequate funding to complete the 1996 business plan. Because of the anticipated timing of new product introductions and manufacturing cost reductions, together with the necessity to prepay all or a portion of the balance of, and achieve compliance with, the covenants included in its lease obligation financing, the Company may require additional external financing.

     In 1983, the City of Albuquerque issued 8% tax-exempt industrial development revenue bonds in connection with a long-term 25-year capital lease of the Company's headquarters facility. The principal amount outstanding as of June 30, 1996 was $1,052,643. Pursuant to its agreement with the City of Albuquerque, Lasertechnics is required to maintain a current ratio of at least 1 to 1 and a debt to equity ratio of not more than 3 to 1. At June 30, 1996, Lasertechnics' current ratio was 1.60 to 1 (excluding the capital lease obligations in default) and its debt to equity ratio was 5.08 to 1. The Company has a prepayment agreement with the bondholder whereby the bondholder agreed to waive its right to call the bond for redemption through April 1, 1998, provided the lessee pays the base prepayment and an additional prepayment amount of $8,000 per month on a timely basis. All such payments were made on a timely basis.

CAUTIONARY STATEMENTS

     Except for the historical information contained herein, this Report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Certain important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and qualify the forward looking statements included in this Report. All subsequent written and oral forward looking statements attributable to the Company or personas acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ACCUMULATED LOSSES

     From its incorporation in 1981 through June 30, 1996, Lasertechnics has an accumulated loss of $44,560,521 and has been profitable in only one fiscal year during that time. There can be no assurance that the Company will generate sufficient revenues to achieve profitability in the future.

AUDITORS' REPORT

     The Company's auditors have included an explanatory paragraph in their audit opinion with respect to the Company's 1995 financial statements related to a significant uncertainty with respect to the Company's financial position at December 31, 1995, which states that the Company's recurring losses from operations and resulting continued dependence on access to external financing together with its default on its capital lease obligation raise substantial doubts about its ability to continue as a going concern. In October 1995 and March 1996, the Company had arranged an aggregate of $12.5 million in additional financing. In addition, in July 1996 the Company completed a private placement of convertible preferred stock for $8.35 million. Although there can be no assurance that the Company will achieve profitability in the future and losses are expected to continue, the Company believes that such financing will be sufficient to satisfy its capital requirements for the next six to twelve months. The Company may require substantial additional funds in the future, and there can be no assurance that the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds either through financings or from operations to cover the cost of its operations. The factors leading to and the existence of the explanatory paragraph may adversely affect the Company's relationship with customers and suppliers and have an adverse effect on its ability to obtain financing.

LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company's future capital requirements will depend upon many factors, including the extent and timing of the Company's products in the market, the Company's operating results and the status of competitive products. The Company anticipates that its existing capital resources and revenues from operations, together with additional financing in the aggregate amount of $13.85 million arranged in March and July 1996, will be adequate to satisfy its capital requirements for the six to twelve months following the date of this Report.
The company's actual working capital needs will depend upon numerous factors, however, including the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from its operations, none of which can be predicted with certainty, and there can be no assurance that the Company will not require additional funding prior to such date. If the Company's losses continue, the Company may have to obtain sufficient funds to meet its cash requirements through alliances or partnerships with compatible entities with resources to support its programs, the sale of assets or securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms which are unfavorable to the Company or disadvantageous to existing security holders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

SMALL TRADING VOLUME AND VOLATILITY OF STOCK PRICE

     The weekly trading volume of the Company's Common Stock in the over-the-counter market has varied from several thousand shares to 3 to 4 million share, which may tend to increase the volatility of the price. Since January 1993, the bid price of Common Stock in the over-the-counter market has varied from a low of $.91 to a high of $4.06 per share. There can be no assurance that the price volatility will not continue in the future.

PROPRIETARY TECHNOLOGY

     Lasertechnics relies on a combination of patents, trade secrets and other intellectual property law rights, nondisclosure agreements and other protective measures to preserve its rights pertaining to its products. Much of Lasertechnics' ability to compete in the laser marking and imaging industries depends on trade secrets, know-how and proprietary technical knowledge that is unprotected by patents. Although the company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. Such protections may not preclude competitors from developing products similar to the Company's. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

     There can also be no assurance that third parties will not assert intellectual property infringement claims against the Company. Any such infringement claim could result in protracted and costly litigation and could have a material adverse effect on the Company's results of operations regardless of its outcome.

TECHNOLOGICAL OBSOLESCENCE

     The laser and imaging industries are undergoing, and are expected to continue to undergo, rapid and significant technological change. There can be no assurance that Lasertechnics' research and development programs will enable it to compete effectively in the future. The development by others of new or improved processes or products may make Lasertechnics' research and its products obsolete.

COMPETITION

     The imaging and laser marking industries are highly competitive in all aspects, including research and development and marketing. Many of Lasertechnics' competitors have considerably greater financial, technical and marketing resources than Lasertechnics. The Company's laser marking business faces competition not only from other laser marking companies, but from several other marking technologies in widespread use such as ink jet (currently the dominant technology in the packaging industry), embossing and hot stamping.

DEPENDENCE ON KEY EMPLOYEES AND CONSULTANTS

     Because of the specialized nature of its businesses, Lasertechnics is dependent upon the efforts of its current officers, consultants and scientists and upon its ability to attract and retain technologically qualified personnel, particularly scientists and software designers highly qualified in the areas of laser and imaging technology. There is intense competition for qualified personnel in the laser and imaging industries, including competition from companies with substantially greater resources than Lasertechnics. Although the Company has been successful to date in recruiting adequate numbers of qualified personnel, there is no assurance that Lasertechnics will be successful in the future in recruiting or retaining personnel of the requisite scientific caliber or in the requisite numbers to enable Lasertechnics to compete effectively.

DEPENDENCE ON SUPPLIERS

     The Company acquires all of its plastic card printers from a single source. Although to date the Company has generally been able to obtain adequate supplies of these products, the inability of the Company in the future to obtain sufficient sole or limited source products, or to develop alternative sources, could result in delays in product introductions or shipments and could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON CUSTOMERS

     A substantial portion of the revenues in 1996 for the Company's Sandia Imaging unit will be derived from two contracts awarded during the first quarter of 1996. The loss of either of these two contracts could have a material adverse effect on the Company's results of operations.

NASDAQ LISTING

     Lasertechnics' Common Stock is listed on the NASDAQ Small Capitalization Market which requires a minimum stockholders' equity of $1 million and tangible assets of $2 million for continued listing. Because Lasertechnics' stockholders' equity fell below this limit at September 30, 1995 NASDAQ temporarily put the Company's stock on a conditional listing until a new minimum of $2,450,000 in equity was met on December 30, 1995. This was accomplished through the conversion of an aggregate of $1,045,342 of convertible subordinated debentures of the Company and the issuance of Series C Convertible Preferred Stock. On January 2, 1996, NASDAQ removed the conditional listing and lowered the stockholders' equity requirement to $1 million. While management believes that in the event of future losses the Company will be able to obtain additional equity financing to preserve such listing, there can be no assurance that the Company will be able to do so.

     In the event the Common Stock were delisted from NASDAQ, trading, if any, would be conducted in the over-the-counter market on the NASD's electronic bulletin board, in what are commonly referred to as the pink sheets. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, the Common Stock would be subject to rules promulgated under the Securities

Exchange Act of 1934 (the "Exchange Act") applicable to penny stocks. The Securities and Exchange Commission (the "Commission") has adopted regulations that generally define a "penny stock" to be an equity security that has a market price (as defined) or exercise price of less than $5.00 per share, subject to certain exceptions. By virtue of being listed on NASDAQ, the Company's Common Stock will be exempt from the definition of "penny stock." If, however, the Common Stock is removed from NASDAQ, the Company's securities may become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Consequently, the penny stock rules may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers in the offering to sell their securities in the secondary market.

SHARES ELIGIBLE FOR FUTURE SALE; CONVERTIBLE SECURITIES AND WARRANTS

     Future sales of Common Stock in the public market by existing stockholders, warrantholders and holders of convertible securities after this offering could adversely affect the market price of Lasertechnics' Common Stock. At June 30, 1996, an aggregate of 23,177,477 shares of Common Stock were freely tradable without restriction under the Securities Act. In addition, up to 9,116,207 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

     Lasertechnics has reserved approximately 10.2 million shares of Common Stock for issuance upon the exercise of outstanding convertible securities and warrants. Lasertechnics has also reserved 1,150,000 shares of Common Stock for issuance to key employees, officers, directors and consultants pursuant to the Company's benefit plans. The Company's 10% Subordinated Convertible Debentures due October 2, 1998 (the "1995 Debentures"), the Company's 10% Subordinated Convertible Debentures due March 1, 1999 (the "1996 Debentures" and, with the 1995 Debentures, the "Debentures"), in the aggregate principal amount of $12.5 million, and the Company's Series D Preferred Stock (the "Series D Preferred"), in the amount of $8.35 million, became or will become convertible into Common Stock at various times during 1995 and 1996. Subject to certain exceptions, the conversion price for the 1995 Debentures is equal to the lesser of (i) $2.34 or
(ii) a variable conversion rate equal to the average closing bid price for the Common Stock for the five trading days prior to conversion (the "Variable Conversion Rate"). The conversion price for the 1996 Debentures is equal to the lesser of (i) $2.00 or (ii) the Variable Conversion Rate. The conversion price for the Series D Preferred is equal to the lesser of (i) $2.1406 or (ii) as little as 85% of the average closing bid price for the Common Stock for the ten trading days prior to the conversion date. These variable conversion rates for the Debentures and the Series D Preferred could result in substantial dilution to the existing stockholders of the Company if the trading price of the Company's Common Stock declines. This potential dilution may also adversely affect the Company's ability to raise additional financing on favorable terms in the future. In addition, because the conversion prices are variable, Lasertechnics is unable to determine whether the number of shares it has reserved or its remaining authorized shares of Common Stock will be sufficient to satisfy all future requirements for the issuance of Common Shares upon conversion of the Debentures and Series D Preferred. The governing instruments for both the Series D Preferred and the Debentures include substantial penalties in the event that the Company has insufficient authorized or reserved shares to satisfy the conversion requirements of the Series D Preferred and the Debentures.

CAPITAL LEASE OBLIGATION IN DEFAULT

     In 1983, the City of Albuquerque issued 8% tax-exempt industrial development revenue bonds in connection with a long-term 25-year capital lease of the Company's headquarters facility. The principal amount outstanding as of June 30, 1996 was $1,052,643. Pursuant to its agreement with the City of Albuquerque, Lasertechnics is required to maintain a current ratio of at least 1 to 1 and a debt to equity ratio of not more than 3 to 1. At June 30, 1996, Lasertechnics' current ratio was 1.60 to 1 (excluding the capital lease obligations in default) and its debt to equity ratio was 5.08 to 1. The Company has a prepayment agreement with the bondholder whereby the bondholder agreed to waive its right to call the bond for redemption through April 1, 1998 provided that the lessee pays the base prepayment and additional prepayment amount of $8,000 per month on a timely basis. However, the Company is in the process of arranging new long-term financing for this real estate and expects to obtain it by the end of 1996. There can be no assurance that the Company will be able to do so. Failure to obtain such financing could force the Company to relocate its facilities and experience the associated disruption of business.

OTHER

     Inflation has not had nor is expected to have a material impact on the operations and financial condition of the Company.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On February 28, 1996, an investor group filed suit against the Company in the United States District Court for the Southern District of New York. This lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 1,400,000 shares of the Company's common stock at $.495 per share. The option had been granted to the Company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day, the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former President and CEO and was not transferable to third-parties. The lawsuit seeks issuance and registration of the 1,400,000 shares upon payment of the exercise price, or in the alternative, monetary damages which the investor group alleges to be not less than $2,800,000. On May 1, 1996, the Company moved to dismiss the complaint on the grounds that the court in New York lacks personal jurisdiction over the Company. A decision on that motion is still pending. The Company believes the claim is without merit and will vigorously oppose it.

ITEM 2.   CHANGES IN SECURITIES

     On June 17, 1996, the stockholders of the Company adopted an amendment to the Company's Certificate of Incorporation to delete the requirement that any shares of convertible preferred stock issued by the Company only be convertible into shares of the common stock of the Company on a one-share for one-share basis. As a result of this amendment, the Company may now issue preferred stock convertible into common stock using any conversion ratio which the board of directors of the Company deems appropriate.

ITEM 3.   DEFAULTS UNDER SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 17, 1996, the Company held its annual meeting of stockholders for the following purposes: (1) to elect seven directors (Proposal No. 1). (2) to consider and vote upon a proposal to approve a stock option plan for non-employee directors of the Company (Proposal No. 2), (3) to consider and vote upon a proposal to amend Article Fourth of the Company's Certificate of Incorporation relating to the Company's authorized capital stock (Proposal No.
3), (4) to consider and vote upon a proposal to amend Article Fourth of the Company's Certificate of Incorporation relating to the conversion of Preferred Stock into Common Stock (Proposal No. 4), and (5) to consider and act upon a proposal to confirm the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company (Proposal No. 5).

     The stockholders of the Company elected the persons named below, the Company's nominees for director, as directors of the Company, casting votes in favor of such nominees or votes against as indicated:

                          Votes in Favor         Votes Against
Jean-Pierre Arnaudo         15,787,573              61,857
Eugene A Bourque            15,787,273              62,157
Richard M. Clarke           15,787,273              62,157
Paul J. Coleman, Jr.        15,787,273              62,157
C. Seth Cunningham          15,788,573              60,857
Richard C.E. Morgan         15,788,573              60,857
Alfred E. Paulekas          15,788,573              60,857

     The stockholders approved Proposal No. 2 as follows:

Votes For                       Votes Against         Votes Abstained
15,168,460                         327,240                 353,730

     The stockholders approved Proposal No. 3 as follows:

Votes For                       Votes Against         Votes Abstained
15,276,070                         212,780                 360,580


     The stockholders approved Proposal No. 4 as follows:

Votes For                       Votes Against         Votes Abstained
15,265,285                         210,325                 357,720


     The stockholders approved Proposal No. 5 as follows:

Votes For                       Votes Against         Votes Abstained
15,447,957                        45,010                   340,363


ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS

      4.1  Certificate of Designation of Series D Preferred Stock.
     10.1 Settlement Agreement with Singapore Precision Industries PTE LTD, dated July 15, 1996.
     10.2 Form of Regulation D Subscription Agreement dated as of July 29, 1996 pursuant to which shares of the Company's Series D Preferred Stock are issued.
     10.3 Registration Rights Agreement dated as of July 29,1996 among Lasertechnics, Swartz investments, LLC, and the subscribers named therein.
     10.4 Placement Agent Agreement dated as of July 29, 1996 between Lasertechnics and Swartz Investments, LLC.
     11.0  Statement regarding computation of per share earnings.
     27.0  Financial Data Schedule.

          REPORTS ON FORMS 8-K

            Filed 1/2/96.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date__________                     LASERTECHNICS, INC.


                                   By:   /s/ RICHARD C.E. MORGAN
                                      --------------------------
                                             Richard C. E. Morgan
                                            Chairman of the Board &
                                             Chief Executive Officer


                                   By:   /s/ E.A. MILO MATTORANO
                                      --------------------------
                                            E.A. Milo Mattorano
                                             Vice President and
                                           Chief Financial Officer