Form 10QSB
period 1996-09-30
LASERTECHNICS INC
filed 1996-11-14
CIK 710597

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB

(MARK ONE)
(x)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended          September 30, 1996
                                            ----------------------------------

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from              to
                                      --------------  -----------------
                      Commission file number     0-11933
                                            -----------------

                              LASERTECHNICS, INC.
       (Exact name of small business issuer as specified in its charter)

            DELAWARE                                  85-0294536
(State or other jurisdiction of                     (I.R.S Employer
incorporation or organization)                     Identification No.)

         3208 COMMANDER DRIVE
           CARROLLTON, TEXAS                             75006
(Address of principal executive offices)               (Zip Code)

                                (972) 407-6080
               (Issuer's telephone number, including area code)



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock outstanding on November 8, 1996, 35,707,461. Shares of nonvoting convertible common stock outstanding on November 8, 1996, 2,249,842.

Transitional Small Business Disclosure Format (Check One);   YES        NO  X
                                                                -----     -----

                              LASERTECHNICS, INC.

                                     INDEX


                                                                                      Page
                                                                                       No.
                                                                                      ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

              Consolidated Balance Sheets at September 30, 1996 and December 31, 1995....3
              Consolidated Statements of Operations for the nine months ended
                September 30, 1996 and 1995..............................................5
              Consolidated Statements of Operations for the three months ended
                September 30, 1996 and 1995..............................................6
              Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1996 and 1995..............................................7
              Notes to Condensed Consolidated Financial Statements.......................8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................12

PART II. OTHER INFORMATION..............................................................21

       Item 1.        Legal Proceedings

       Item 6.        Exhibits and Reports on Form 8-K

Signatures..............................................................................22

                    PART 1. CONDENSED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      LASERTECHNICS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       1996           1995
                                                                   -----------     ---------
                               ASSETS
Current assets:
        Cash and cash equivalents                                  $ 4,636,179     1,892,357
        Accounts receivable - trade, less allowance for doubtful
          accounts of $200,279  in 1996 and $278,263 in 1995         5,860,591     4,040,247
        Inventory                                                    5,745,289     4,454,350
        Prepaid expenses and other                                     543,281       384,948
                                                                   -----------   -----------
             Total current assets                                   16,785,340    10,771,902
                                                                   -----------   -----------
        Property, plant  & equipment, net                            3,111,366     3,000,241
        Goodwill                                                       193,019       254,546
        Other assets                                                   442,776       615,913
                                                                   -----------   -----------
             Total assets                                          $20,532,501    14,642,602
                                                                   ===========   ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
        Convertible notes payable to stockholders                  $      --         200,000
        Notes payable                                                  452,623       402,945
        Accounts payable                                             3,507,674     3,485,328
        Accrued payroll and related expenses                           533,613       697,185
        Customer advances                                              456,919       426,978
        Product warranty reserve                                       312,676       256,003
        Capital lease obligations, current                             225,676     1,142,712
        Contract settlement payable (note 5)                           330,000          --
        Dividends payable                                              252,175          --
        Other accrued liabilities                                      956,157       478,396
                                                                   -----------   -----------
             Total current liabilities                               7,027,513     7,089,547
                                                                   -----------   -----------
Convertible debentures (note 3)                                      2,859,769     4,405,095
Capital lease obligations, noncurrent                                  978,290        35,328
Other                                                                  181,950       183,046
                                                                   -----------   -----------
             Total liabilities                                     $11,047,522    11,713,016
                                                                   -----------   -----------

                                                                     (Continued)

     See accompanying notes to condensed consolidated financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1996             1995
                                                                      -------------     ----------
Stockholders' equity (notes 2 and 4):
Convertible preferred stock, no par;
        7,000,000 shares authorized in 1996 and
        10,000,000 in 1995

        Series A:  $1.30 stated value; 1,153,846
          shares  outstanding in 1996 and 1995                         $  1,500,000       1,473,394

         Series B:  $1.42 stated value; 1,056,338
          shares  outstanding in 1996 and 1995                            1,500,000       1,473,394

         Series C:  $1.51 stated value; 708,530
          shares  outstanding in 1996 and 1995                            1,069,880       1,069,880

         Series D:  $10,000.00 stated value; 835 shares
           outstanding in 1996 and none in 1995                           8,461,638            --

Common stock, $.01 par value.  56,750,000 shares authorized
          in 1996 and 41,500,000 in 1995; 33,607,396 shares
          issued and outstanding in 1996 and 28,280,798 in 1995             336,074         282,808

Nonvoting convertible common stock, $.01 par value.  2,250,000 shares authorized in 1996 and 8,500,000 in 1995; 2,249,842 shares issued and outstanding in 1996 and 1995.  Convertible
        into common stock on a one share for one share basis                 22,499          22,499

Paid-in Capital                                                          43,571,577      37,339,799
Accumulated deficit                                                     (46,976,689)    (38,482,188)
                                                                       ------------    ------------
                                                                          9,484,979       3,179,586
Less - treasury stock,  200,000 common shares,
         at cost (Retired on 1/1/96)                                           --          (250,000)

                                                                       ------------    ------------
             Total stockholders' equity                                   9,484,979       2,929,586
                                                                       ------------    ------------

             Total liabilities and stockholders' equity                $ 20,532,501      14,642,602
                                                                       ============    ============



     See accompanying notes to condensed consolidated financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   NINE MONTHS     NINE MONTHS
                                                      ENDED           ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1996            1995
                                                   ------------    ------------
Sales                                              $ 14,818,140       9,944,198
Cost of sales                                        10,490,228       6,288,350
                                                   ------------    ------------

        Gross Profit                                  4,327,912       3,655,848

Expenses:
        Research and development                      2,301,910       2,700,164
        General and administrative                    4,032,894       3,151,499
        Selling and marketing                         4,073,993       3,382,442
        Loss on contract settlement (note 5)          1,000,000            --
                                                   ------------    ------------
             Operating expenses                      11,408,797       9,234,105
                                                   ------------    ------------
             Loss from operations                    (7,080,885)     (5,578,257)
                                                   ------------    ------------

Other income (expense):
        Interest income                                  53,249          24,154
        Interest expense                             (1,192,395)       (654,229)
        Other                                           142,555          (8,609)
                                                   ------------    ------------
             Other expense, net                        (996,591)       (638,684)
                                                   ------------    ------------

             Net loss                                (8,077,476)     (6,216,941)
                                                   ------------    ------------

Preferred stock dividend requirements                  (417,025)           --

             Net loss applicable to common stock   $ (8,494,501)     (6,216,941)
                                                   ============    ============


Net loss per share                                 $      (0.26)          (0.23)
                                                   ============    ============

        Shares of common stock used in computing
          net loss per share (note 1)                33,095,445      26,750,293
                                                   ============    ============



     See accompanying notes to condensed consolidated financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   THREE MONTHS    THREE MONTHS
                                                       ENDED           ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1996            1995
                                                   ------------    ------------
Sales                                              $  7,252,217       3,181,409
Cost of sales                                         5,659,352       1,937,677
                                                   ------------    ------------

        Gross Profit                                  1,592,865       1,243,732

Expenses:
        Research and development                        966,455         688,866
        General and administrative                    1,342,933       1,005,553
        Selling and marketing                         1,383,586       1,163,196
        Loss on contract settlement (note 5)               --              --
                                                   ------------    ------------
             Operating expenses                       3,692,974       2,857,615
                                                   ------------    ------------
             Loss from operations                    (2,100,109)     (1,613,883)
                                                   ------------    ------------

Other income (expense):
        Interest income                                  23,839           5,997
        Interest expense                               (223,692)       (236,030)
        Other                                            99,441         (22,258)
                                                   ------------    ------------
             Other expense, net                        (100,412)       (252,291)
                                                   ------------    ------------

             Net loss                                (2,200,521)     (1,866,174)
                                                   ------------    ------------

Preferred stock dividend requirements                  (215,647)           --

             Net loss applicable to common stock   $ (2,416,168)     (1,866,174)
                                                   ============    ============


Net loss per share                                 $      (0.07)          (0.07)
                                                   ============    ============

        Shares of common stock used in computing
         net loss per share (note 1)                 35,010,585      28,528,745
                                                   ============    ============




     See accompanying notes to condensed consolidated financial statements.

                        LASERTECHNICS INC. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                        NINE MONTHS    NINE MONTHS
                                                                            ENDED          ENDED
                                                                        SEPTEMBER 30,  SEPTEMBER 30,
                                                                            1996            1995
                                                                       --------------  -------------
Cash flows from operating activities:
      Net loss                                                         $ (8,077,476)   $ (6,216,941)
          Adjustments to reconcile net loss to net cash used by
          operating activities:
               Depreciation and amortization                                448,552         334,615
               Provision for losses on accounts receivable                  129,966         181,193
               Provision for product warranty reserve                       317,555         269,637
               Amortization of financing discount and issuance costs        633,519            --
               Accrued interest on convertible debentures                   451,449            --
               (Increase) decrease in:
                   Accounts receivable, net                              (2,082,462)         25,373
                   Inventory                                             (1,328,734)     (1,595,062)
                   Prepaid expenses and other                              (163,796)        (70,476)
                   Other assets                                             (41,083)        (47,857)
               Increase (decrease) in:
                   Accounts payable                                        (110,769)        406,518
                   Customer advances                                         15,661        (132,665)
                   Accrued payroll and related expenses                    (172,084)       (343,231)
                   Product warranty reserve                                (262,900)       (252,014)
                   Contract settlement payable                              330,000            --
                   Other current liabilities                                474,383            --
                   Other liabilities                                         47,790          51,825
                                                                       ------------    ------------
                        Net cash used by operating activities            (9,390,429)     (7,389,085)

Cash flows from investing activities:
      Capital expenditures                                                 (304,086)       (510,143)

Cash flows from financing activities:
      Borrowings under financing agreements                               1,700,000       6,242,082
      Principal payments on financing agreements                         (1,900,000)     (2,504,403)
      Proceeds from issuance of convertible debentures                    5,500,000            --
      Convertible debenture issuance costs                                 (385,000)           --
      Principal payments on capital lease obligations                      (168,138)       (101,643)
      Net proceeds from issuance of preferred and common stock            7,691,475       3,289,615
                                                                       ------------    ------------
                        Net cash provided by financing activities        12,438,337       6,925,651

                        Net increase (decrease) in cash and cash
                            equivalents                                   2,743,822        (973,577)

Cash and cash equivalents, beginning of period                            1,892,357       1,427,058
                                                                       ------------    ------------
Cash and cash equivalents, end of period                               $  4,636,179    $    453,481
                                                                       ============    ============

                                                                     (Continued)

     See accompanying notes to condensed consolidated financial statements.

                        LASERTECHNICS INC. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                       NINE MONTHS   NINE MONTHS
                                                                         ENDED         ENDED
                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                          1996          1995
                                                                     -------------   ------------
Supplemental information:
Cash paid during the year for interest                               $     112,059     110,518
                                                                         =========   =========

Conversions to stock:
    Debentures, net of unamortized discount and expenses                 5,534,873        --
    Notes payable                                                             --     6,000,000
    Accrued interest                                                       386,201      93,000
    Accretion attributable to Series D convertible preferred stock   $     111,638        --
                                                                         =========   =========

Conversion feature of debentures issued                              $   1,610,000        --
                                                                         =========   =========

Borrowings under capital lease obligations                           $     194,064        --
                                                                         =========   =========

     See accompanying notes to condensed consolidated financial statements.

                              LASERTECHNICS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying condensed consolidated financial statements are unaudited and include the accounts of Lasertechnics, Inc. ("LASX"), the holding company, LASX's wholly owned subsidiary Lasertechnics Marking Corporation ("LMC"), LASX's 96 percent owned subsidiary Sandia Imaging Systems Corporation ("Sandia"), Sandia's wholly owned French subsidiary Sandia Imaging Systems Europe SA ("Sandia EUR"), and LASX's wholly-owned subsidiary Quantrad Corporation ("Quantrad") collectively, the "Company" or "Lasertechnics". Quantrad, an inactive company, is in the process of dissolution. All significant intercompany accounts and transactions have been eliminated. Information contained in the Company's condensed consolidated financial statements and notes thereto, should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in Lasertechnics' Annual Report on Form 10-KSB/A-3 for the year ended December 31, 1995.

       The Consolidated Balance Sheet at September 30, 1996 and December 31, 1995, the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine month periods ended September 30, 1996 and 1995, and changes in cash flow for the nine month periods ended September 30, 1996 and 1995 have been made.

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

2.     ISSUANCE OF COMMON STOCK

       During the quarter ended September 30, 1996, a total of 1,740,023 shares of Lasertechnics unregistered common stock were issued. Of this amount, employees exercised stock options to acquire 7,781 shares, and the remaining shares were issued pursuant to debenture conversions.

3.     DEBT FINANCING

       On March 13, 1996, the Company raised $5.5 million in cash from the sale of 10% convertible debentures. These debentures are convertible into common stock at $2.00 per share, or at 85% of the average 5 day closing bid price for the five trading days immediately prior to the conversion date at the option of the debenture holder. Debentures are placed in denominations of at least $50,000 and multiples of at least $50,000 in excess thereof. Debenture interest accrues at a rate of 10% per annum and is payable in stock upon conversion. Debentures can be converted into common stock in increments of up to 1/4 beginning the 60th, 90th, 120th and 150th days after the final closing. At the end of 3 years from the closing date, all debentures will automatically be converted into common stock. As of September 30, 1996, $2,600,000 of these debentures plus $88,000 of accrued interest were converted into 1,735,757 shares of the Company's common stock. In connection with this financing, debenture holders received warrants to purchase an aggregate of 550,000 shares of common stock at an exercise price of $2.00 per share, with a 5 year term.

4.     ISSUANCE OF CONVERTIBLE PREFERRED STOCK

       In July 1996, the Company raised $8.35 million from the sale of Series D Convertible Preferred Stock (par value $.01 per share) at a price of $10,000 per share. These shares are convertible into common stock in increments of up to 1/3 at the lower of $2.1406 per share, or at a variable percent of the average closing bid price for the ten trading days immediately prior to the conversion date at the option of the stockholder as follows: 90%, 87.5%, and 85% beginning the 60th, 120th, and 180th days after the final closing. Series D Preferred stockholders do not receive dividends; however, each share of preferred stock possesses an 8% per annum accretion rate prior to conversion which is payable in common stock upon conversion or redemption at the conversion price then in effect. At the end of 3 years from the closing date, all Series D Convertible Preferred Stock will automatically be converted into common stock.

5.     LOSS ON CONTRACT SETTLEMENT

       The Company had been party to an agreement with Singapore Precision Industries (SPI), a unit of Singapore Technology Industrial Corporation, the technology manufacturing arm of the Singapore government, for the manufacturing of plastic card printers for the imaging business. Various matters under the agreement were in dispute for approximately one year. In settlement of all outstanding claims under this agreement, the Company agreed to pay $1.525 million to SPI. As part of the settlement, the Company received plastic card printers and parts having an estimated net realizable value of $525,000.
As a result, the Company recorded an expense of $1 million in the second quarter as a cost of settling the dispute. In addition, the Company was granted the option to distribute two new plastic card printer lines in North and South America and Western Europe.

6.     CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

       Separate Business Units. In anticipation of a possible initial public offering or spin-off of Sandia, the following summarized financial data for the two businesses has been prepared. The summarized financial data of LMC and Sandia at and for the nine month period ended September 30, 1996, as presented herein, do not necessarily reflect the financial position or results of operations of the separate businesses that might occur if the two entities had no ownership or management relationships.

                                                                   CONSOLIDATED
                                   MARKING (LMC)  IMAGING (SANDIA)    (LASX)
                                   -------------  ---------------- ------------
                                    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Current assets                     $  5,650,467     11,134,873      16,785,340
Non-current assets                    2,524,537      1,222,624       3,747,161
                                   ------------     ----------      ----------
                                   $  8,175,004     12,357,497      20,532,501
                                   ============     ==========      ==========

Current liabilities                $  1,856,135      5,171,378       7,027,513
Inter-co.(receivable) payable       (11,917,462)    11,917,462               -
Long-term liabilities                 3,838,059        181,950       4,020,009
Stockholders' equity                 14,398,272     (4,913,293)      9,484,979
                                   ------------     ----------      ----------
                                   $  8,175,004     12,357,497      20,532,501
                                   ============     ==========      ==========

Sales                              $  7,830,361      6,987,779      14,818,140
Cost of sales                         4,726,104      5,764,124      10,490,228
                                   ------------     ----------      ----------
Gross profit                          3,104,257      1,223,655       4,327,912

Gross margin %                               40%            18%             29%
                                   ------------     ----------      ----------

Expenses:
Research and development           $    632,693      1,669,217       2,301,910
General and administrative            1,379,729      2,653,165       4,032,894
Selling and marketing                 1,360,259      2,713,734       4,073,993
Loss on contract settlement                   -      1,000,000       1,000,000
                                   ------------     ----------      ----------
            Operating expenses        3,372,681      8,036,116      11,408,797

Loss from operations                   (268,424)    (6,812,461)     (7,080,885)
Other expense, net                     (184,487)      (812,104)       (996,591)
                                   ------------     ----------      ----------
Net loss                           $   (452,911)    (7,624,565)     (8,077,476)
                                   ============     ==========      ==========

       Sales. Consolidated sales for the first nine months of 1996 were $14,818,000 compared to $9,944,000 for the same period in 1995, an increase of $4,874,000, or 49%. Imaging segment sales increased $4,492,000, or 180%, over the same period last year primarily due to increased sales of plastic card printers and related consumables and parts on two large contracts. Included in this change is a reduction for the discontinuation of a product line in December 1995 which provided approximately $600,000 of sales in the first nine months of 1995. Marking segment sales increased $382,000, or 5%. This was primarily attributable to an increase in domestic after-market sales. The Company's net accounts receivable increased $1,820,000, or 45%, at September 30, 1996 compared to December 31, 1995 as a result of the increased sales.

       Cost of Sales. Consolidated cost of sales for the first nine months of 1996 was $10,490,000 compared to $6,288,000 for the same period in 1995, an increase of $4,202,000, or 67%. This increase is mainly due to the increased sales. Gross margin was approximately 29% for the first nine months of 1996 and 37% for the same period in 1995. The decrease in margin is primarily attributable to low margin sales under Sandia's first major driver's license contract which was initiated in early 1995.

       Inventory. The Company's inventory increased $1,291,000, or 29%, from $4,454,000 at December 31, 1995 to $5,745,000 at September 30, 1996. Marking
segment inventory increased approximately $532,000 as a result of building marking systems for stock, primarily in the second quarter. Imaging segment inventory increased $759,000, or 31%, since December 31, 1995, primarily due to recording $525,000 of inventory acquired from SPI and $234,000 related to the imaging contracts. See Loss on Contract Settlement below.

       Research and Development. Consolidated research and development expenses decreased $398,000 to $2,302,000 for the first nine months of 1996 when compared to $2,700,000 during the same period in 1995, a decrease of 15%. This decrease was primarily due to the completion of development work on the BlazerJet(TM) laser marker.

       General and Administrative. Consolidated general and administrative expenses increased $882,000, or 28%, to $4,033,000 in the first nine months of 1996 from $3,151,000 for the same period in 1995. The increase was due to the expanded worldwide operations in both the imaging and marking businesses of $369,000 and $226,000, respectively. In addition, the imaging business recorded a $287,000 one-time charge in the third quarter to reduce expenses in its international operations.

       Selling and Marketing. Consolidated selling and marketing expenses of $4,074,000 for the first nine months of 1996 were $692,000, or 20%, higher than the expenses of $3,382,000 for the first nine months of 1995. The increase was due to a $277,000, or 26%, increase in marketing efforts in the marking business and a $415,000, or 18%, increase in marketing and customer service efforts in the imaging business. Imaging segment expenses related to its DataGlyph(TM) product increased approximately $433,000, and expenses for continuing locations increased $154,000 offset by the closure of sales offices in Oxford, England and Keene, New Hampshire which had approximately $172,000 of expenses in the first nine months of 1995.

       Loss on Contract Settlement.    The Company had been party to an
agreement with Singapore Precision Industries (SPI), a unit of Singapore Technology Industrial Corporation, the technology manufacturing arm of the Singapore government, for the manufacturing of plastic card printers for the imaging business. Various matters under the agreement were in dispute for approximately one year. In settlement of all outstanding claims under this agreement, the Company agreed to pay $1.525 million to SPI. As part of the settlement, the Company received plastic card printers and parts having an
estimated  net realizable  value  of  $525,000.   As a result,  the  Company
recorded an expense of $1 million as a cost of settling the dispute. In addition, the Company was granted the option to distribute two new plastic card printer lines in North and South America and Western Europe.

       Other Income (Expense). Other expenses for the first nine months of 1996 of $997,000 increased $358,000, or 56%, compared to expense of $639,000 for the first nine months of 1995. The change was primarily due to interest and placement fee expenses incurred by the Company on the debentures sold in October 1995 and March 1996.

       Net Results. The consolidated net loss of $8,077,000 increased $1,860,000, or 30%, from the $6,217,000 loss incurred in the first nine months of 1995. The increased loss was due primarily to the $1,000,000 loss on contract settlement and $287,000 one-time charge in the imaging segment discussed above, the $358,000 increase in other expenses, and lower margins on a large imaging contract.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

       Sales. Consolidated sales for the third quarter of 1996 totaling $7,252,000 were more than double the sales for the third quarter of 1995 of $3,181,000. Imaging segment sales increased $3,082,000, or 373% as a result of increased sales of plastic card printers and related consumables and parts on a large contract during the quarter. Marking segment sales increased $989,000, or 42%, primarily as a result of after-market sales performed by the Company.

       Cost of Sales. Consolidated cost of sales for the third quarter of 1996 was $5,659,000 a $3,721,000 increase over the $1,938,000 cost of sales for the third quarter of 1995. Gross margin for the third quarter of 1996 and 1995 was approximately 22% and 39%, respectively. The decrease in margin was primarily due to the lower than standard margin sales under Sandia's first major driver's license contract which was initiated in early 1995.

       Research and Development. Consolidated research and development expenses were $966,000 for the third quarter of 1996 compared to $689,000 for the third quarter of 1995, an increase of $277,000, or 40%. Imaging segment expenses were $365,000 higher in the third quarter of 1996 compared to the third quarter of 1995 due to development costs related to a major contract delivered primarily in the third quarter.

       General and Administrative. The third quarter of 1996 consolidated general and administrative expenses of $1,343,000 were $337,000 higher than $1,006,000 in the third quarter of 1995. The increase was the result of the Company recording a $287,000 one-time charge to reduce expenses in its international operations. Except for this charge, the general and administrative expenses were consistent with the same period of the prior year.

       Selling and Marketing. Consolidated selling and marketing expenses of $1,384,000 for the third quarter of 1996 were $220,000, or 19%, higher than the third quarter of 1995. Approximately $52,000 of the increase was attributable to the foreign marketing efforts by the marking segment. The remaining increase of $168,000 was attributable to the imaging business, including $228,000 in marketing costs related to the Company's new DataGlyph(TM) product and the closure of sales offices in Oxford, England and Keene, New Hampshire, which had approximately $60,000 of expenses in the third quarter of 1995.

       Other Income (Expense). The decrease in other expense from $252,000 for the third quarter of 1995 to $100,000 in the third quarter of 1996 was primarily due to $81,000 of other income at the Company's French subsidiary and the sale of $24,000 of discontinued inventory by the marking segment .

       Net Results. The consolidated net loss for the third quarter of 1996 was $2,201,000, an increase of $335,000 from the $1,866,000 loss incurred in the third quarter of 1995. The increased loss was due primarily to the $287,000 one-time charge in the imaging segment and lower than standard margins as described above.

       LIQUIDITY AND CAPITAL RESOURCES

       Since inception the Company has utilized the proceeds from a number of public and private sales of its equity and debt securities and the exercise of options and warrants to meet its working capital requirements.

       Cash and cash equivalents increased $2,744,000 at September 30, 1996 compared to December 31, 1995. Financing activities generated net cash of $12,438,000 principally from the issuance of convertible debentures and convertible preferred stock. Operating activities used net cash of $9,390,000 principally to support the loss of $8,077,000, the increase of $2,082,000 in accounts receivable, the increase in inventory of $1,329,000 as discussed above, and the $111,000 decrease in accounts payable. These changes were offset by a $330,000 increase in current liabilities for the contract settlement payable to SPI and a $474,000 increase in other current liabilities. The increase in other current liabilities is primarily due to the $287,000 reserve related to the one-time charge by the imaging segment as discussed above and $167,000 deferred revenue recorded by the marking segment. The accounts receivable increase was due to increased sales in both the imaging and marking segments, including several large plastic card printer sales in the last two weeks of September. Capital expenditures amounted to $304,000.

       The Company's operations in the third quarter of 1996 continued to generate losses primarily as a result of increases in operating expenses, lower margins on a large imaging contract, and lower than expected sales in both the imaging and marking businesses.

       Between December 1995 and the end of September 1996, the Company raised $5.5 million from the sale of debentures and $8.35 million through the placement of convertible preferred stock to provide capital for further expansion and to fund continuing losses.

       The Company's business plan for 1996 and 1997 is based principally upon significant increases in the sale of existing imaging products and the successful introduction of new product sales in both of its business segments, significant manufacturing cost reductions and reductions in research and development expenditures, an improvement in gross margin, and external financing. The Company has raised $5.5 million and $8.35 million in March and July of this year and believes that this will be adequate funding to complete the 1996 business plan and fund operations into 1997. Because of the anticipated timing of new product introductions and manufacturing cost reductions, together with the necessity to prepay all or a portion of the balance of, and achieve compliance with, the covenants included in its lease obligation financing, the Company may require additional external financing in 1997.

       In 1983, the City of Albuquerque issued 8% tax-exempt industrial development revenue bonds in connection with a long-term 25-year capital lease of the marking segment's facility. The principal amount outstanding as of September 30, 1996 was $992,122. Pursuant to its agreement with the City of Albuquerque, Lasertechnics has been required to maintain a current ratio of at least 1 to 1 and a debt to equity ratio of not more than 3 to 1. At September 30, 1996, Lasertechnics' current ratio was 2.39 to 1 and its debt to equity ratio was 1.16 to 1, which is in compliance with the lease terms. The Company had previously not been in compliance with the lease terms causing the full
amount of the loan principal to be listed as current.   The Company has
negotiated a non-call agreement with the bondholder whereby the bondholder agreed to waive its right to call the bond for redemption through April 8, 1998, provided the lessee pays the base prepayment and an additional prepayment amount of $8,000 per month on a timely basis. All such payments have been made on a timely basis.

CAUTIONARY STATEMENTS

       Except for the historical information contained herein, this Report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Certain important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and qualify the forward looking statements included in this Report. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ACCUMULATED LOSSES

       From its incorporation in 1981 through September 30, 1996, Lasertechnics has an accumulated loss of approximately $47 million and has been profitable in only one fiscal year during that time. There can be no assurance that the Company will generate sufficient revenues to achieve profitability in the future.

AUDITORS' REPORT

       The Company's auditors have included an explanatory paragraph in their audit opinion with respect to the Company's 1995 financial statements related to a significant uncertainty with respect to the Company's financial position at December 31, 1995, which states that the Company's recurring losses from operations and resulting continued dependence on access to external financing together with its default on its capital lease obligation raise substantial doubts about its ability to continue as a going concern. In October 1995 and March 1996, the Company arranged an aggregate of $12.5 million in additional financing. In addition, in July 1996 the Company completed a private placement of convertible preferred stock for $8.35 million. Although there can be no assurance that the Company will achieve profitability in the future and losses are expected to continue, the Company believes that such financing will be sufficient to satisfy its capital requirements for the remainder of 1996 and into 1997. The Company may require substantial additional funds in the future, and there can be no assurance that the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds either through financing or from operations to cover the cost of its operations. The factors leading to and the existence of the explanatory paragraph may adversely affect the Company's relationship with customers and suppliers and have an adverse effect on its ability to obtain financing.

LIQUIDITY AND CAPITAL REQUIREMENTS

       The Company's future capital requirements will depend upon many factors, including the extent and timing of the Company's products in the market, the Company's operating results and the status of competitive products. The Company anticipates that its existing capital resources and revenues from operations, together with additional financing in the aggregate amount of $13.85 million arranged in March and July 1996, will be adequate to satisfy its capital requirements for the remainder of 1996 and into 1997. The Company's actual working capital needs will depend upon numerous factors, however, including the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from its operations, none of which can be predicted with certainty, and there can be no assurance that the Company will not require additional funding prior to such date. If the Company's losses continue, the Company may have to obtain sufficient funds to meet its cash requirements through alliances or partnerships with compatible entities with resources to support its programs, the sale of assets or securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms which are unfavorable to the Company or disadvantageous to existing security holders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

SMALL TRADING VOLUME AND VOLATILITY OF STOCK PRICE

       The weekly trading volume of the Company's Common Stock in the over-the-counter market has varied from several thousand shares to 3 to 4 million shares, which may tend to increase the volatility of the price. Since January 1993, the bid price of Common Stock in the over-the-counter market has varied from a low of $.91 to a high of $4.06 per share. There can be no assurance that the price volatility will not continue in the future.

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

DEPENDENCE ON KEY EMPLOYEES AND CONSULTANTS

       Because of the specialized nature of its businesses, Lasertechnics is dependent upon the efforts of its current officers, consultants and scientists and upon its ability to attract and retain technologically qualified personnel, particularly scientists and software designers highly qualified in the areas of laser and imaging technology. There is intense competition for qualified personnel in the marking and imaging industries, including competition from companies with substantially greater resources than Lasertechnics. Although the Company has been successful to date in recruiting adequate numbers of qualified personnel, there is no assurance that Lasertechnics will be successful in the future in recruiting or retaining personnel of the requisite scientific caliber or in the requisite numbers to enable Lasertechnics to compete effectively.

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

SHARES ELIGIBLE FOR FUTURE SALE; CONVERTIBLE SECURITIES AND WARRANTS

        Future sales of Common Stock in the public market by existing stockholders, warrantholders and holders of convertible securities after this offering could adversely affect the market price of Lasertechnics' Common Stock. At September 30, 1996, an aggregate of 25,119,694 shares of Common Stock were freely tradable without restriction under the Securities Act of 1933 (the "Securities Act"). In addition, up to 8,487,702 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  11.0  Statement regarding computation of per share earnings.
                 27.0  Financial Data Schedule.

            (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 1996.

                                  SIGNATURES
                                  ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date_____________________             LASERTECHNICS, INC.


                                      By:    /s/  RICHARD C.E. MORGAN
                                         -------------------------------------
                                                  Richard C. E. Morgan
                                                 Chairman of the Board &
                                                  Chief Executive Officer


                                      By:    /s/  E.A. MILO MATTORANO
                                         -------------------------------------
                                                  E.A. Milo Mattorano
                                                 Vice President and
                                                  Chief Financial Officer