Form 10KSB40
period 1996-12-31
LASERTECHNICS INC
filed 1997-03-28
CIK 710597

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-KSB
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)


                        Commission file number 0-11933
                              LASERTECHNICS, INC.
                (Name of Small Business Issuer in Its Charter)

            DELAWARE                                           85-0294536
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

3208 COMMANDER DRIVE, CARROLLTON, TEXAS                          75006
(Address of Principal Executive Offices)                       (Zip Code)

                                 (972) 407-6080
               (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange
       Title of Each Class                              on Which Registered
       -------------------                              -------------------

             None
       ----------

        Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, Par Value $.01 Per Share
                               (Title of Class)

The Company's Common Stock is currently traded over-the-counter on the Nasdaq SmallCap Market.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.  Yes   X   No
                                                           -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1996 were $ 17,581,440.

The aggregate market value of the voting stock held by non-affiliates on March 19, 1997, was $26,819,009, calculated based on the last transaction price on the Nasdaq SmallCap Market of $.96875 per share of Common Stock.*

The number of shares of the Company's Common Stock outstanding as of March 19, 1997 was 39,939,403.

                        ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          No
    -----       -----

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

At March 19, 1997, there were 39,939,403 shares of voting Common Stock and 2,249,842 shares of non-voting Common Stock of the Company outstanding.

Transitional Small Business Disclosure Format (check one):
Yes                           No  X
    -----                       -----

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's Definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this Report. The Proxy Statement will be filed with the Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1996.


-------------------------

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 19, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

                       1996 ANNUAL REPORT ON FORM 10-KSB
                               TABLE OF CONTENTS

                                                               Page
                                                               ----

PART I
     ITEM 1.   BUSINESS...........................................5
     ITEM 2.   PROPERTIES........................................17
     ITEM 3.   LEGAL PROCEEDINGS.................................18
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS...........................................18

PART II
     ITEM 5.   MARKET FOR LASERTECHNICS COMMON
               EQUITY AND RELATED STOCKHOLDER MATTERS............18
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....20
     ITEM 7.   FINANCIAL STATEMENTS..............................29
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE............29

PART III
     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT...............................29
     ITEM 10.  EXECUTIVE COMPENSATION............................29
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT.............................29

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....30
     ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8K.............30

SIGNATURES.......................................................33

                                    PART I

ITEM 1.   BUSINESS

Introduction

The following summary is qualified in its entirety by the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-KSB. See "Cautionary Statements" for a discussion of certain information that should be considered by all stockholders.

THE COMPANY

Lasertechnics, Inc., a Delaware corporation ("Lasertechnics" or the "Company"), was formed in October 1981. In early 1995, the Company became a holding company with two separate operating units, Sandia Imaging Systems Corporation
("Sandia") and Lasertechnics Marking Corporation ("LMC"), both Delaware corporations. Each of Sandia and LMC is run by its own management team, produces different products and serves different markets. Lasertechnics' wholly-owned inactive subsidiary, Quantrad Corporation, is in the process of dissolution. References to Lasertechnics or the Company mean the Company and its subsidiaries taken as a whole, unless the context requires otherwise.

Sandia, formed in August 1993 and based in Carrollton, Texas, manufactures, distributes, integrates and sells multi-station and mono-station card printers and computer software systems to print and secure plastic identification cards (the "Imaging" Business). Sandia has awarded options to directors and employees, that, if and when vested and exercised, will reduce the Company's ownership to approximately 85%. The Company believes this employee ownership will further strengthen the business focus of the Sandia management team.
Sandia has a wholly owned French subsidiary, Sandia Imaging Systems Europe, S.A. ("Sandia Europe"). Printis S.A.R.L., a wholly owned subsidiary of Sandia Europe, was merged into Sandia Europe in June 1995.

LMC, which is based in Albuquerque, New Mexico and is comprised of the Company's original laser marking business, designs, manufactures and sells laser marking systems for use in marking a variety of consumer and industrial products and containers (the "Marking" Business). Through its stock option incentive plan, the Company provides for management to obtain stock ownership in LMC. The Company believes employee ownership will further strengthen the business focus of the LMC management team.

The Company's principal offices are located at 3208 Commander Drive, Carrollton, Texas 75006, and its telephone number is (972) 407-6080.

PRODUCT LINES AND SERVICES

IMAGING BUSINESS

The Company believes that demand for Sandia's products and services will continue to grow due to increasing worldwide demand from both the business and government sectors to verify access to and receipt of goods and services and to control border crossings. Sandia's printer, consumables and related service sales accounted for 47% of the Company's 1996 consolidated sales, up from 23% in 1995.

Photo Quality Plastic Card Printers.  Sandia designs, develops and
-----------------------------------
internationally markets a family of high speed, dye sublimation process plastic card printers and related computer software systems that can instantly generate or batch process photographically-customized identification and/or security cards. Sandia's systems can support the printing and data encoding requirements of any card-mounted, digitized security technology, positioning Sandia to grow rapidly in the secure card industry. Sales of plastic card printing products and related services accounted for approximately 100% and 80% of Sandia's sales in 1996 and 1995, respectively.

Sandia's printer systems help businesses and government agencies implement new technological solutions to detect and deter plastic card fraud, which costs companies and consumers billions of dollars per year. Over the past two years, Sandia has sold goods and services in over 18 countries to organizations such as national and local government agencies, health care providers, banks and credit card companies. To meet the varying needs of these different organizations, Sandia's plastic card printers accommodate any type of PVC-based card meeting the International Standards Organization ("ISO") plastic card standard, including plain, magnetic-striped, "smart" (i.e., with on-card microprocessors) and optical storage cards. These assorted plastic cards are used to issue, among other things, drivers' licenses, border crossing cards, identification cards, health care cards, and bank credit and debit cards.

DataGlyphs/TM/. Sandia's newest product offering is DataGlyphs/TM/, a portable
----------
database symbology developed by Xerox Corporation ("Xerox"). In 1995, Xerox granted Sandia the sole worldwide right to sell DataGlyphs/TM/ for use on security and identification media such as passports, visas, drivers' licenses, national identification media and border crossing media. A plastic card utilizing DataGlyphs/TM/ costs no more than a magnetic-striped card but offers 40 times more data storage (which is storage comparable to a computer chip card). Sandia has also developed GlyphScan/TM/, a customized DataGlyphs/TM/ reader, to serve as the scanning device for DataGlyphs/TM/ applications. In 1996, Sandia made significant progress in the development of its DataGlyphs/TM/ products. By the end of 1996 Glyphit/TM/ software (which incorporates DataGlyphs/TM/ software for the encryption and encoding of biometric information), along with the GlyphScan/TM/ reader, were placed at several pilot projects related to major bids around the world. Glyphit/TM software and GlyphScan/TM/ readers are expected to be into production and ready for shipment in the second quarter of 1997.

The Chipless Smart Card/TM/ Verification System. Sandia has paired Glyphit/TM/
-----------------------    --------------------
software and GlyphScan/TM/ readers with third party biometric verification software systems, to develop a total card security system for use in a variety of applications such as visas, passports, drivers' licenses, banks, immigration, customs, government entitlement and health care provider identification documents. Sandia has begun marketing these systems directly to end-users and through re-seller arrangements under the name The Chipless Smart Card/TM/ verification system and expects to achieve its initial sales of the product in the second quarter of 1997. The combination of The Chipless Smart Card/TM/ verification system and Sandia's plastic card printer family offers a unique total solution for the printing, encoding, securing and verifying needs of numerous plastic card identification applications.

Product Development.  In addition to the continued development of DataGlyphs/TM/
-------------------
products, Sandia continued to make several technological enhancements to its family of plastic card printers that have significantly increased the printers' functionality and speed, as well as reduced manufacturing costs. The new printers were put into production in late 1996 and will be ready for shipment in the first quarter of 1997.

Discontinued Product Lines.
--------------------------

Digital Image Recorder ("DIR"). During 1994 and 1995 the markets for DIR were not materializing as Sandia expected. As a result, sales of DIR printers decreased substantially from approximately $825,000 in 1993 to $194,000 in 1994. There were no significant DIR printer sales in 1995. In November 1995 Sandia sold the DIR line of printers for $325,000 and a 10% royalty for two years. The 10% revenue-based royalty will extend an additional year if the total royalty received during the two-year period is less than $200,000. As of December 31, 1996, Sandia had received royalty payments totaling $51,188.

SnapShot. SnapShot is a multi-function software package for IBM PC's which supports reception, transmission, storage and manipulation of photographic-quality images. During 1994 the market for SnapShot did not materialize as Sandia expected. In 1995 there were no sales for this product line and, as a result, Sandia informed all of its customers in the fourth quarter of 1995 that it would no longer support the SnapShot product line.

MARKING BUSINESS

The Company believes that demand for LMC's laser marking systems and services will continue to grow due to increasing worldwide manufacturer and consumer awareness and the need for batch and expiration codes on a variety of consumer and industrial product packages and containers. LMC believes that a worldwide move by packagers to laser marking places it in a unique position to leverage its position as the largest U.S.-based manufacturer of high speed, laser-based product coding equipment. LMC continues to receive repeat orders from customers who purchase its products and services to meet package marking requirements.

Laser Markers.  LMC designs, manufactures and markets laser marking systems
-------------
which are used by manufacturers for the in-plant placement of lot numbers, freshness dates and other information on diverse consumer and industrial products and packaging materials. Since inception, LMC has provided CO//2// (carbon dioxide) gas laser markers that are easily integrated into a wide range of sophisticated and demanding high-speed product packaging facilities. To that end, LMC has created the Blazer 6000CE/TM/, a water-cooled, CO//2// pulsed, gas laser system used in the on-line marking of industrial and consumer products. In the last quarter of 1995, after more than one year of development, LMC introduced an alpha version of its BlazerJet/TM/ dot-matrix coder at a major packaging industry show. See "LMC Product Development" below. As compared to the Blazer 6000CE/TM/, the BlazerJet/TM/ product offers a higher degree of programmability to meet a greater number of packaging needs and allows a larger number of codes to be stored and called up for use with a few simple keystrokes. The BlazerJet/TM/ system is transportable among packaging lines, allows for maximum flexibility and provides marking quality and operating performance superior to inkjet markers of similar capacity. BlazerJet/TM/ beta testing units were shipped throughout 1996. LMC expects to make shipments of the fully functional BlazerJet/TM/ system in the second half of 1997.

LMC's marking systems typically solve problems related to four main product identification needs:

Perishables. Perishables such as beverage, food and dairy products require a variety of date information to provide accurate product freshness information. These products are manufactured in facilities that demand impeccable cleanliness and are characterized by extremes in temperature and stringent wash-down requirements. LMC's products can tolerate a wide range of temperature conditions. Further, they are enclosed in a rugged stainless steel enclosure with smooth, easily-cleaned surfaces, allowing them to handle the harshest demands of wash-down routines. Date information is dependably marked using either the Blazer 6000CE/TM/ or the BlazerJet/TM/.

Traceability. Product traceability concerns, especially in the medical and pharmaceutical industries, require variable batch information to meet ever-increasing government regulations and enhance a manufacturer's ability to limit and defend against liability in consumer product liability claims. In such packaging environments, reliability of the marker products is especially important. Product identification marking in the form of batch numbers, serialized part numbers, logos or corporate names are easily handled by LMC's products. In addition, laser marks are permanent because they burn the mark into a thin surface layer of the product or package.

High Throughput. High speed packaging lines cannot use the slower contact methods for identifying products. LMC's Blazer 6000CE/TM/ can operate at speeds exceeding 1,800 marks per minute and easily provide legible information on fragile and/or thin materials with irregular surfaces or limited space. The Blazer 6000CE/TM/ marks so quickly (about one-millionth of a second per mark) that it has proved possible to mark at the highest speeds required by packaging equipment manufacturers with whom LMC has integrated the Blazer system. High speed packaging lines are accommodated by the simple computer-based controller of the Blazer 6000CE/TM/ that interfaces easily with the most modern packaging line control equipment. While current models of the BlazerJet/TM/ are better suited for more moderate speed production lines, the new BlazerJet/TM/ marker system is expected to operate at even higher speeds than the Blazer 6000CE/TM/ marker.

Environmental Concerns. Packagers seeking a product identification system that must eliminate the problems inherent in the use of expensive and hazardous inks and solvents are increasingly using lasers. The solvents used in many industrial inkjet coders are potentially harmful to the environment, as well as to the health of personnel who handle them. In addition, many inks used in marking contain solvents which are classified as hazardous substances by the Environmental Protection Agency (the "EPA") and, as such, are becoming more and more expensive to handle as government regulations become more stringent. LMC's products do not use hazardous substances as they consume only electricity, water and non-toxic CO//2// laser gas. Thus the Blazer 6000CE/TM/ and BlazerJet/TM/ offer a safe, environmentally clean and highly reliable product marking alternative to inkjet marking.

Dependence on Sales to Major Customer.  In 1994, LMC sold $7,296,000 of Blazer
-------------------------------------
products and services to Anheuser-Busch. LMC continues to provide system upgrades, spare parts and training to Anheuser-Busch and has recorded sales of $3,153,000 and $2,171,000 in 1996 and 1995, respectively. Anheuser-Busch continues to be a significant customer of LMC, comprising 34% of total LMC sales in 1996 compared to 21% in 1995, while LMC's customer base continues to expand.

Product Development.  In October 1993, the Company's distribution agreement with
-------------------
Lumonics Hull terminated. Under the terms of the contract, LMC was free to develop products that might replace those formerly purchased from Lumonics Hull. Since such time, LMC has been developing the BlazerJet/TM/ to replace the Xymark laser marking system. In November 1994, LMC introduced a prototype of its new BlazerJet/TM/ marking system utilizing technology which was previously licensed from United Technology Optical Systems and is currently licensed from DeMaria ElectroOptic Systems. The Company's new laser marker emulates the action of an inkjet system by forming dot matrix characters to mark a moving product, such as a consumer good moving along a production line, and is the first single-laser system of this type to bring the laser tube to the mark point. LMC shipped beta test versions of the BlazerJet/TM/ system to select customers throughout 1996. Shipment of fully functional production BlazerJets has been delayed due to optical and software problems detected during the beta testing. LMC expects to have fully functional production BlazerJets ready for shipment in the second half of 1997.

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and development expenditures were $2,848,767, $3,040,830 and $3,577,209 for the years 1996, 1995 and 1994, respectively.

COMPETITION

Imaging.  Sandia believes that sales of plastic card printers and related
-------
products and services have increased as a result of the need for government agencies and businesses to secure plastic card use and deter fraud. The plastic cards are also rapidly becoming media on which a database can be stored and used in a variety of applications, such as visas, passports, drivers' licenses, bank cards, immigration and health care. Sandia believes that as higher performance plastic card printers become available at lower prices, the market for these products will continue to grow. In addition, Sandia believes that encryption technologies combined with plastic cards will be used to secure plastic card use and deter fraud. Sandia's core business focus is designing, producing, and marketing printing systems for use in the production of highly secure cards that help issuers minimize the cost of plastic card fraud. Biometrics, the technology of capturing and digitizing a unique physical attribute, such as a fingerprint, storing it on a card, and then matching it to the card holder at the point of transaction, is expected to be the principal technology used to deter fraud.

Sandia competes with a variety of manufacturers and resellers of plastic card printers that incorporate a non-proprietary dye sublimation process as well as with hardware and software companies that have similar printer and software technologies. DataGlyphs/TM/ products compete with alternative data encryption technologies used with plastic cards, such as bar codes, magnetic stripes, optical data and smart chips. Sandia competes in the data encryption and plastic card printer market through the development of relationships with a large number of major corporations that are active prime contractors and technology providers in the plastic card printing and secure card markets.

Laser Marking.  The Company's Marking business faces competition not only
-------------
from other laser marking companies, but from companies using other marking technologies in widespread use such as inkjet (currently the dominant technology in the packaging industry), embossing and hot stamping. LMC competes in the product marking market through full service distributors and by marketing directly to end users.

The imaging and laser marking industries are highly competitive in all aspects, including research and development and marketing, and competition is expected to intensify in both industries as technological advances are made and become more widely known. The Company believes that the major competitive advantages in both of its businesses include customer service, price, technical support, speed and reliability. Moreover, Sandia believes it possesses a competitive advantage over other plastic card printer providers because its printers' modular designs allow for easy expansion as customers' needs grow. In addition, Sandia's printers can print with several different data storage technologies, such as bar codes, magnetic stripes, optical data and smart chips. However, because of the increase in competition, no assurance can be given that the Company will continue to compete successfully with respect to the factors discussed above. Also, the Company would be adversely affected if its competitors were to offer their products and systems at significantly lower prices. Many of the Company's competitors have considerably greater financial, technical and marketing resources than the Company.

MANUFACTURING AND SUPPLIERS

Approximately one-half of LMC's employees are engaged in manufacturing activities. Sandia out-sources its manufacturing and does not have any manufacturing employees.

Both companies depend upon a number of outside suppliers for components for
their products.   Sandia arranges for the manufacture of all its plastic card printers by a single source. Although to date the Company has generally been able to obtain adequate supplies of these products, the inability of the Company in the future to obtain sufficient sole or limited source products, or to develop alternative sources, could result in delays in product introductions or shipments and could have material adverse effects on the Company's results of operations.

During 1994 and 1995, the Company was party to an agreement with Singapore Precision Industries ("SPI"), a unit of Singapore Technology Industrial Corporation, the technology manufacturing arm of the Singapore government, for the manufacturing of plastic card printers for the Imaging business. Various matters under the agreement were in dispute for approximately one year. In settlement of all outstanding claims under this agreement, the Company agreed to pay $1,525,000 to SPI and received plastic card printers and parts having an estimated net realizable value of $525,000. As a result, the Company recorded an expense of $1,000,000 in the second quarter of 1996 as a cost of settling the dispute. In addition, the Company was granted the option to distribute two new plastic card printer lines in North and South America and Western Europe.

MARKETING

Imaging.  Sandia markets its plastic card printer systems and software to
-------
businesses and government agencies on a worldwide basis. Marketing and sales and service functions of the Imaging business are performed directly by Sandia as well as through the use of Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and systems integrators. Sandia has created strategic product marketing alliances with several leading system integrators and technology companies in the secure card market. Because Sandia's high speed printer systems can support edge-to-edge color printing and data encoding requirements of any card-mounted, digitized security technology, the Company believes Sandia's products represent the most complete and cost-effective alternative in the high volume plastic card printing market.

Laser Marking.  LMC derives the major portion of its revenues from the sale of
-------------
laser marking systems and related spare parts. LMC currently markets and sells its products in the Americas, Western Europe, and the Pacific Rim countries through independent sales representatives who are paid on a commission basis and through distributors who have OEM pricing arrangements. LMC uses demonstrations at trade shows and conventions, direct mailings of sales brochures and advertisements in trade journals to advertise its products.

EXPORT SALES

Refer to Note 17 of the Notes to the Consolidated Financial Statements for the years ended December 31, 1996, 1995, and 1994.

BACKLOG

The Company had a backlog of firm orders totaling $3,595,000, $3,442,000, and $3,886,000 as of December 31, 1996, 1995, and 1994, respectively. The booked backlog for the year ended December 31, 1996 will be liquidated during 1997.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company is licensed under certain patents related to the lasers used in its markers. The Company owns three Eximer patents, which have a broad range of medical and industrial laser marking applications. These patents expire at various dates through 2005. The Company also owns and has the worldwide distribution rights to three French patents covering the mechanical parts and assembly of Sandia's plastic card printer family of dye sublimation, photographically-customized identification/security card printers. The Company's rights under such patents do not preclude the manufacture of competitive products by others. However, pursuant to its license agreement with Xerox, the Company does have sole rights to the DataGlyphs/TM/ technology for use with security and identification media.

The Company has registered or is in the process of registering the following trade and service marks: "The Chipless Smart Card"/TM/, "GlyphScan"/TM/, "The Clean Ones"/TM/, "Inkless Inkjet"/TM/, "Blazer 6000CE"/TM/ and "BlazerJet"/TM/.

EMPLOYEES

As of December 31, 1996, the Company employed 103 people. Of this total, Sandia employed 33, Sandia-Europe employed 11, LMC employed 57 and the holding company employed 2. For information with respect to the executive officers and directors of the Company, reference is made to the Proxy Statement.

GOVERNMENT REGULATION

All laser manufacturers in the United States, including LMC are subject to the Laser Radiation Safety Regulations of the Center for Devices and Radiological Health ("CDRH") of the United States Food and Drug Administration.

As a company with international sales, Lasertechnics is subject to the federal Export Administrative Regulations, which govern exports from the United States of non-military goods, technology, software and technical services. The regulations prohibit, or require prior approval for, exports of certain items depending upon the characteristics of the item to be exported, the country of destination, the ultimate end-use and ultimate end-user of the export.

Lasertechnics' products are not currently considered sensitive for export control purposes and may be exported to almost all locations without prior government approval. It should be noted, however, that the export controls applicable to a particular item can be changed without prior notice, subject only to public notification in the Federal Register. In recent years, Lasertechnics' products have been subjected to several such changes.

These regulations have not had, nor are they expected to have, a material effect on the Company's financial condition, results of operations or competitive position.

ENVIRONMENTAL FACTORS

There has been, and it is anticipated that there will continue to be, no material effect upon the capital expenditures, earnings, or competitive position of Sandia or LMC due to compliance with existing provisions of federal, state and local laws regulating the discharge of material into, or otherwise relating to the protection of, the environment.

CAUTIONARY STATEMENTS

Except for the historical information contained herein, this Report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Certain important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below and qualify the forward looking statements included in this Report. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ACCUMULATED LOSSES

From its incorporation in 1981 through December 31, 1996, the Company has an accumulated loss of approximately $50,000,000 and has been profitable in only one fiscal year during that time. There can be no assurance that the Company will generate sufficient revenues to achieve profitability in the future.

AUDITORS' REPORT

The Company's auditors have included an explanatory paragraph in their audit opinion with respect to the Company's consolidated financial statements related to a significant uncertainty with respect to the Company's financial position at December 31, 1996, which states that the Company's recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about its ability to continue as a going concern. In October 1995 and March 1996, the Company arranged an aggregate of $12,500,000 in additional financing. In addition, in July 1996 the Company completed a private placement of convertible preferred stock for $8,350,000. Although there can be no assurance that the Company will achieve profitability in the future, the Company believes that such financing will be sufficient to satisfy its working
capital requirements through 1997.   However, if the Company does not meet or
exceed its 1997 operating plan, additional funds may be required in the future. As a result, there can be no assurance that the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds either through financing or from operations to cover the cost of its operations. The factors leading to and the existence of the explanatory paragraph may adversely affect the Company's relationship with customers and suppliers and have an adverse effect on its ability to obtain financing.

LIQUIDITY AND CAPITAL REQUIREMENTS

The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company anticipates that its existing working capital resources and revenues from operations, together with the additional financing in the aggregate amount of $13,850,000 arranged in March and July 1996, will be adequate to satisfy its working capital requirements through 1997. The Company's actual working capital needs will depend upon numerous factors, however, including actual expenditures and revenues generated from its operations as compared to its business plan, none of which can be predicted with certainty, and there can be no assurance that the Company will not require additional funding prior to 1998. If the Company's losses continue, the Company may have to obtain either funds to meet its cash requirements through strategic or financial transactions with compatible entities having the resources to support its programs, the sale of assets or securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms which are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

SMALL TRADING VOLUME AND VOLATILITY OF STOCK PRICE

The weekly trading volume of the Company's Common Stock in the over-the-counter market has varied from several thousand shares to 3 and 4 million shares, which may tend to increase the volatility of the price. Since January 1992, the closing bid price of Common Stock in the over-the-counter market has varied from a low of $.70 to a high of $4.07 per share. There can be no assurance that the price volatility will not continue in the future.

PROPRIETARY TECHNOLOGY

The Company relies on a combination of patents, technology licenses, trade secrets and other intellectual property rights, nondisclosure agreements and other protective measures to preserve its rights pertaining to its products. Much of the Company's ability to compete in the laser marking and imaging industries depends on trade secrets, know-how and proprietary technical knowledge that is unprotected by patents. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. Such protections may not preclude competitors from developing products similar to the Company's. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the

United States.

There can also be no assurance that third parties will not assert intellectual property infringement claims against the Company. Any such infringement claim could result in protracted and costly litigation and could have a material adverse effect on the Company's results of operations regardless of its outcome.

TECHNOLOGICAL OBSOLESCENCE

The imaging and laser industries are undergoing, and are expected to continue to undergo, rapid and significant technological change. There can be no assurance that the Company's research and development programs will enable it to compete effectively in the future. The development by others of new or improved processes or products may make the Company's research and its products obsolete.

COMPETITION

The imaging and laser marking industries are highly competitive in all aspects, including research and development and marketing. Many of the Company's competitors have considerably greater financial, technical and marketing resources than Lasertechnics. The Company's Marking business faces competition not only from other laser marking companies, but from companies using several other marking technologies in widespread use such as inkjet (currently the dominant technology in the packaging industry), embossing and hot stamping. The Company's Imaging business faces competition from other plastic card printing companies as well as from companies using other technologies that produce plastic cards for the same industries.

DEPENDENCE ON KEY EMPLOYEES AND CONSULTANTS

Because of the specialized nature of its businesses, the Company is dependent upon the efforts of its current officers, consultants, and engineers and upon its ability to attract and retain technologically qualified personnel, particularly engineers and software designers highly qualified in the areas of imaging and laser technology. There is intense competition for qualified personnel in the imaging and marking industries, including competition from companies with substantially greater resources than Lasertechnics. Although the Company has been successful to date in recruiting adequate numbers of qualified personnel, there is no assurance that it will be successful in the future in recruiting or retaining personnel of the requisite scientific caliber or in the requisite numbers to enable the Company to compete effectively.

DEPENDENCE ON SUPPLIER

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

DEPENDENCE ON CUSTOMERS

A substantial portion of the revenues in 1997 for the Company's Imaging unit will be derived from a small number of significant contracts. The loss of any of these contracts could have a material adverse effect on the Company's results of operations.

NASDAQ LISTING

The Company's Common Stock is listed on the Nasdaq SmallCap Market, which requires a minimum stockholders' equity of $1,000,000 and tangible assets of $2,000,000 for continued listing. Because the Company's stockholders' equity fell below this limit at September 30, 1995, Nasdaq temporarily put the Company's Common Stock on a conditional listing until a new minimum of $2,450,000 in equity was met on December 30, 1995. This was accomplished through the conversion of an aggregate of $1,045,342 of convertible subordinated debentures of the Company and the issuance of Series C Convertible Preferred Stock. On January 2, 1996, Nasdaq removed the conditional listing and lowered the stockholders' equity requirement to $1,000,000. While management believes that in the event of future losses the Company will be able to obtain additional equity financing to preserve such listing, there can be no assurance that the Company will be able to do so.

In the event the Common Stock were delisted by Nasdaq, trading, if any, would be conducted in the over-the-counter market on the NASD's electronic bulletin board, in what are commonly referred to as the pink sheets. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. In addition, the Common Stock would be subject to rules promulgated under the Exchange Act applicable to penny stocks. The Commission has adopted regulations that generally define a "penny stock" to be an equity security that has a market price (as defined) or exercise price of less than $5.00 per share, subject to certain exceptions. By virtue of being listed on the Nasdaq SmallCap Market, the Company's Common Stock will be exempt from the definition of "penny stock." If, however, the Common Stock is removed from Nasdaq, the Company's securities may become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Consequently, the penny stock rules may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of the Company's stockholders to sell their securities in the secondary market.

SHARES ELIGIBLE FOR FUTURE SALE; CONVERTIBLE SECURITIES AND WARRANTS

Future sales of Common Stock in the public market by existing stockholders, warrant holders and holders of convertible securities could adversely affect the market price of the Company's

Common Stock. At December 31, 1996, an aggregate of 25,907,644 shares of Common Stock were outstanding and freely tradable without restriction under the Securities Act. In addition, up to 11,225,870 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

The Company has reserved approximately 6,600,000 shares of Common Stock for issuance upon the exercise of outstanding convertible securities and warrants. The Company has also reserved 1,150,000 shares of Common Stock for issuance to key employees, officers, directors and consultants pursuant to the Company's benefit plans. The Company's 10% Subordinated Convertible Debentures due March 1, 1999 (the "1996 Debentures"), in principal amount of $5,500,000 million, and the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock"), in the amount of $8,350,000, became or will become convertible into Common Stock at various times during 1996 and 1997. Subject to certain exceptions, the conversion price for the 1996 Debentures is equal to the lesser of (i) $2.00 or (ii) a variable conversion rate equal to 85% of the average closing bid price for the Common Stock for the five trading days prior to conversion. The conversion price for the Series D Preferred Stock is equal to the lesser of (i) $2.1406 or (ii) as little as 85% of the average closing bid price of the Common Stock for the ten trading days prior to the conversion date. These variable conversion rates for the 1996 Debentures and the Series D Preferred Stock could result in substantial dilution to the existing stockholders of the Company if the trading price of the Company's Common Stock declines. This potential dilution may also adversely affect the Company's ability to raise additional financing on favorable terms in the future. In addition, because the conversion prices are variable, the Company is unable to determine whether the number of shares it has reserved or its remaining authorized but unissued shares of Common Stock will be sufficient to satisfy all future requirements for the issuance of Common Stock upon conversion of the 1996 Debentures and Series D Preferred Stock. The governing instruments for both the Series D Preferred Stock and the 1996 Debentures include substantial penalties in the event that the Company has insufficient authorized or reserved shares to satisfy the conversion requirements of the Series D Preferred Stock and the 1996 Debentures.

ITEM 2.   PROPERTIES

IMAGING BUSINESS

Sandia leases a 14,508 square foot facility in Carrollton, Texas used for administrative, engineering and sales offices. This facility is rented under a three year agreement that terminates in November 1997. In addition, Sandia is the lessor under each of a two and three year lease, respectively, for two facilities in Paris, France comprising approximately 2,700 square feet in the aggregate, which are used to house the administrative, engineering and sales functions of Sandia Europe. The Company's Singapore and Oxford, England sales offices were closed in the first quarter of 1996. The Singapore operations are handled by Sandia's consulting partner, Technology Interests Pty. Ltd in Sydney, Australia, and the England operations are handled by Sandia's Paris, France office.

MARKING BUSINESS

LMC manufactures laser markers in a 20,000 square foot facility in Albuquerque, New Mexico, which it occupies under a long-term capital-lease agreement. For further information with respect to commitments on the properties of the Company, reference is made to Notes 4 and 5 of the Notes to the Consolidated Financial Statements for the years ended December 31, 1996, 1995, and 1994.

ITEM 3.   LEGAL PROCEEDINGS

On February 28, 1996, an investor group filed suit against the Company in the United States District Court for the Southern District of New York. The lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 1,400,000 shares of the Company's Common Stock at $.495 per share. The option had been granted to the Company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September 1995. On that same day, the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary ground that the option was granted personally to the Company's former President and CEO and was not transferable to third parties. The lawsuit seeks issuance and registration of the 1,400,000 shares of Common Stock upon payment of the exercise price of $693,000, or in the alternative, monetary damages which the investor group alleges to be not less than $2,800,000. On May 1, 1996, the Company moved to dismiss the complaint on the grounds that the court in New York lacks personal jurisdiction over the Company. A decision on that motion is still pending. The Company believes the claim is without merit and will vigorously oppose it. In addition, the Company believes resolution of this matter will not materially and adversely affect its financial position or results of operations.

The Department of Commerce (the "DOC") has informed Lasertechnics that it is prepared to initiate administrative proceedings against the Company in connection with alleged violations of the Export Administrative Regulations. The allegations relate to 36 export shipments made by the Company, each of which could give rise to three violations of the regulations. The Company is now engaged in negotiating with the DOC regarding these allegations. Because the DOC has not filed formal charges against the Company, and because the outcome of the current negotiations cannot be predicted, the Company cannot at this time determine the scope of its potential liability. However, the Company believes that the ultimate resolution will not materially and adversely affect its financial position or results of operations.

Reference is made to Note 13 of the Notes to the Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR LASERTECHNICS COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol LASX. The table below sets forth high and low last sale prices for the

Common Stock during each of the periods indicated, as reported by the Nasdaq. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                1995 LAST SALE PRICES     1996 LAST SALE PRICES
                                ---------------------     ---------------------
          CALENDAR PERIOD         LOW         HIGH          LOW          HIGH
          ---------------         ---         ----          ---          ----
          First Quarter........ $ 1.00000  $ 1.62500     $ 1.90625   $ 2.06250
          Second Quarter.......   1.12500    1.62500       2.59375     2.87500
          Third Quarter........   1.34375    2.37500       1.31250     1.37500
          Fourth Quarter.......   1.03125    2.43750       1.00000     1.18750


As of December 31, 1996, the Company had approximately 7,590 holders of record of voting Common Stock and one holder of record of non-voting Common Stock.

The Company has not paid dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future as it contemplates retaining all earnings to finance the continued growth of the Company's business. In addition, certain covenants contained in the Company's financing arrangements restrict the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 of the Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994.

RECENT SALE OF UNREGISTERED SECURITIES

In July 1996, the Company raised $8,350,000 in cash from the sale of 835 shares of Series D Preferred Stock, par value $.01 per share, at a price of $10,000 per share (the "Private Placement"). The Private Placement was effected pursuant to an exemption from registration under Rule 506 of Regulation D ("Regulation D") of the Commission, promulgated under the Securities Act by the Commission. The Private Placement complied in all respects with Rules 501 and 502 of Regulation D and the shares of Series D Preferred Stock were sold to no more than 35 accredited investors.

Shares of Series D Preferred Stock are convertible into Common Stock in increments of up to 1/3 of Series D Preferred Stock purchased at a variable conversion rate equal to the lesser of (i) $2.1406 per share and (ii) (A) the average closing bid price of the Common Stock for the 10 trading days prior to the conversion date multiplied by (B) a percentage which is 90% from October 1, 1996 to November 29, 1996, 87.5% from November 30, 1996 to January 28, 1997 and 85% thereafter. Prior to conversion, the Series D Preferred Stock is subject to an 8% per annum accretion rate, which is payable in Common Stock. All shares of Series D Preferred Stock outstanding on August 2, 1999 are subject to automatic conversion at the conversion rate then in effect.

On October 23, 1996, the Commission declared effective the Company's Registration Statement on Form S-3 (Registration No. 333-10665), which registers the resale of shares of Common Stock that are issued upon conversion of shares of Series D Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Previously the Company announced that it would try to be in a position to arrange for the initial public offering of its Imaging business segment. While it is still the Company's intention to separate the two businesses, the form and timing of such separation will be dictated by many factors, some of which are stock market conditions and the operating and financial performance of the two units. It is expected that in 1997 the Company will define a timetable for implementing this goal. The summarized financial data for the two businesses appears below.

BUSINESS SEGMENTS

The Company operates with its product groups organized into two business segments: Marking and Imaging. Imaging operations involve the manufacture and sale of plastic card printing systems and related consumable products to print and encode fraud-resistant wallet-sized plastic cards for, among other things, drivers' licenses, identification, border crossing, financial transactions and health care services. Marking is involved in the manufacture and sale of laser systems which mark consumer and commercial products with a "freshness date," serial number, logo or bar code.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth for each of the years 1996, 1995 and 1994 has been derived from the audited consolidated financial statements, including the consolidated statements of operations for the years ended December 31, 1996, 1995, and 1994 and the notes thereto appearing elsewhere herein. General corporate assets and expenses are allocated to the respective business segments.




                                  IMAGING       MARKING      CONSOLIDATED
                                  (Sandia)       (LMC)          (LASX)
                                  -------       -------      ------------
YEAR ENDED DECEMBER 31, 1996
------------------------------

Sales.......................    $ 8,197,639   $ 9,383,801    $ 17,581,440

Loss from operations........     (8,642,620)     (981,376)     (9,623,996)

Identifiable assets.........      9,941,186     7,720,671      17,661,857

Capital expenditures........        654,832       128,962         783,794

Depreciation................        377,824       265,999         643,823


YEAR ENDED DECEMBER 31, 1995
------------------------------

Sales.......................    $ 3,121,577    10,308,154      13,429,731

Loss from operations........     (7,934,839)     (195,374)     (8,130,213)

Identifiable assets.........      5,844,770     8,797,832      14,642,602

Capital expenditures........        640,528       354,990         995,518

Depreciation................        133,991       218,466         352,457


YEAR ENDED DECEMBER 31, 1994
------------------------------

Sales.......................    $ 3,892,810    11,963,399      15,856,209

Loss from operations........     (6,776,649)     (416,160)     (7,192,809)

Identifiable assets.........      4,212,664     6,497,792      10,710,456

Capital expenditures........        372,417       417,992         790,409

Depreciation................        139,860       174,116         313,976


RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated sales increased to $17,581,440 in 1996 from $13,429,731 in 1995.
In 1994 sales totaled $15,856,209. The increase in 1996 compared to 1995 was primarily the result of increased sales in the Imaging segment. The decrease in consolidated sales in 1995 compared to 1994 was the result of the completion of a large contract in the Marking business and the sale of a product line in the Imaging business.

The consolidated net loss for 1996 was $11,029,077, a 21% increase over the 1995 consolidated net loss of $9,094,503. A one-time charge of $1,000,000 in the Imaging business and higher non-cash interest expense associated with financing in 1995 and 1996 accounted for the majority of the increase. The 1995 net loss was an increase of $1,807,547, or 25%, compared to the 1994 net loss of $7,286,956. This increase was primarily due to the greater costs of operating the Imaging business with a complete staff of sales, marketing, engineering and administrative personnel, rather than with a partial staff as in 1994.

Gross profit as a percentage of sales (gross margin) remained relatively the same for 1996 at 31% compared to 32% in 1995 and 33% in 1994. Low margins in 1996 were primarily the result of the Imaging business booking its first significant drivers' license contract (the Australian drivers' license contract) at margins that insured Sandia would be awarded the contract (market-entry margins). In 1995 and 1994 the low margins were the result of significant OEM sales in the Imaging business, which have typically been less profitable than direct sales to end-user customers. Sales that comprise backlog at December
31, 1996 generally have margins of 40 to 45 percent for both business segments.

During the second quarter of 1996 the Company recorded a loss on settlement of a contract as the result of discontinuing a manufacturing agreement with its Singapore manufacturer, SPI. As part of the settlement, Sandia received plastic card printers and parts having an estimated net realizable value of $525,000 and recorded $1,000,000 of expense as a cost of settling the dispute. In addition, the Imaging segment recorded a $287,000 one-time charge in the third quarter of 1996 to reduce on-going expenses in its international operations. At the end of 1994, the Imaging segment evaluated the long term revenue and profit potential of each of its product lines. As a result, the Company recorded a charge totaling $1,148,275 to reflect value adjustments primarily to the DIR and SnapShot product lines. In addition, capitalized software development costs for the SnapShot product line of approximately $553,000 were charged to research and development expense. In 1995, the DIR product line was sold and the SnapShot product line was discontinued. See "Business - Product Lines and Services - Imaging Business."

At December 31, 1996 the Company's backlog was $3,595,000 compared to $3,442,000 for year end 1995. The Imaging business backlog was $2,622,000 and $1,668,000 at December 31, 1996 and 1995, respectively, an increase of 57%. The Marking business backlog was $973,000 and

$1,775,000 at December 31, 1996 and 1995, respectively, a decrease of 45%.

IMAGING BUSINESS RESULTS OF OPERATIONS

Imaging segment sales increased in 1996 to $8,197,639, or approximately 165% from 1995 sales totaling $3,121,577 in 1995. This was a result of an increase in worldwide demand for the Company's systems which encode fraud-resistant security and identification media such as drivers' licenses, border crossing documents, financial transaction cards and health care services cards. Sales in 1994 were $3,892,810, or 20% higher than 1995 because of a decrease in DIR and SnapShot sales in 1995 of approximately $750,000.

The Imaging segment loss from operations in 1996 increased to $8,642,620, or 9%, from $7,934,839 in 1995, as compared to the 17% increase in 1995 from the operating loss in 1994 of $6,776,649. The increase in loss from operations for 1996 results from the $1,000,000 loss on contract settlement and the $287,000 charge noted above plus increases in other operating costs and expenses partially offset by an improvement in gross profit. The increase in 1995 of approximately $1,158,000, or 17%, is primarily due to the greater costs of operating the Imaging business with a complete staff of sales, marketing, engineering, and administrative personnel rather than with a start-up staff, as in 1994.

The Imaging segment gross profit margin in 1996 improved slightly to 17% compared to 16% in 1995. Low margins in 1996 were primarily the result of booking Sandia's first significant drivers' license contract (the Australian drivers' license contract) at margins that insured Sandia would be awarded the contract. In 1995 the low margins were the result of larger than expected OEM sales of plastic card printers which carry a lower selling price and lower margin than direct sales to end users, and because of the sale of custom-designed plastic card printers which have a higher manufacturing cost than standard models. Although the Imaging segment's 27% gross profit margin in 1994 was higher than for 1996 and 1995, the margin was lower than expected. The low margin in 1994 was the result of highly competitive pricing on DIR sales and a high percentage of OEM plastic card printer sales, which carry a lower selling price and lower margin than direct sales to end users.

Imaging segment operating expenses increased 16% in 1996 to $10,061,712 from the $8,421,492 of operating expenses in 1995. This increase of $1,640,220 was primarily the result of approximately $360,000 increase in sales and marketing costs for the continued expansion of Sandia worldwide operations and a $1,000,000 one time charge for a loss on a contract settlement with Sandia's Singapore manufacturer, SPI. Operating expenses in 1995 increased $1,731,035, or 26%, from the $6,690,461 in 1994. There was an increase of approximately $440,000 in sales and marketing expenses as a result of opening several sales offices, and an increase of approximately $530,000 in expenses due to the establishment of a customer service department. In addition, general and administrative expenses increased $875,000 to support the overall expanded operations of the Imaging business, including an increase of approximately $268,000 in the allocation of overhead and other holding company costs.

Research and development expense for 1996 was $2,053,111, or approximately the same level as 1995, of $1,963,537 and 1994 of $2,078,537. The research and development costs incurred in 1996 were primarily for manufacturing development, DataGlyphs/TM/ software development and hardware and software upgrading of Sandia's high speed plastic card printers. The research and development costs incurred in 1995 were due to the same factors. In 1994, in addition to the development costs associated with Sandia's plastic card printers, approximately $890,000 in research and development costs were incurred by the Imaging business in the development of the DIR and SnapShot product lines. Development related to both of these product lines were discontinued at the end of 1994.

Sales and marketing expenses increased approximately 10% to $3,737,867 in 1996 from $3,376,618 in 1995 and general and administrative expenses increased approximately 6%, to $3,270,734 compared to 1995. Both of these increases were the result of further expansion of Sandia's worldwide presence in 1996. In 1994 sales and marketing expenses were $2,957,505, or 12% lower than 1995 and general and administrative expenses were $1,457,750, or less than half of the 1995 general and administrative expenses. Sales and marketing expenses increased because of the establishment of sales offices in Singapore, the United Kingdom and the U.S. and the addition of personnel related to the new sales offices. General and administrative expenses more than doubled in 1995 because of the increased staff and operations required to support the increases in research and development and sales and marketing activities in 1995.

MARKING BUSINESS RESULTS OF OPERATIONS

The 1996 operating loss for the Marking segment was $981,376, an increase of $786,000 over the 1995 operating loss of $195,375. The 1995 operating loss was an improvement of over $220,000 compared to the 1994 operating loss of $416,016.

Marking segment sales decreased approximately 10%, from $10,308,154 in 1995 to $9,383,801 in 1996. This was primarily due to a $2,300,000 decrease in domestic sales of marking systems and a $380,000 decrease in foreign sales in the Pacific Rim market and offset by a $1,755,000 increase in after-market sales. Marking segment sales in 1995 declined 14% or $1,655,245 from 1994 sales. This reduction resulted primarily from a decrease in the domestic systems sales due to the completion of a $7,500,000 order from Anheuser-Busch.

The 1996 gross profit percentage for the Marking segment was 44% compared to the 1995 gross profit percentage of 37%. Higher margin service sales were the major contributor to this increase. In 1995 the Marking segment gross profit dollars decreased from the 1994 level by 8% while the gross profit percentage increased from 34% in 1994 to 37% in 1995. These changes resulted primarily from the completion of a significant lower margin system order begun in 1994 and an increase in higher margin service sales in 1995.

Marking segment operating expenses for 1996 were $4,985,613 compared to $3,979,056 in 1995.

The increase of 25% is primarily the result of a $610,000 increase in general and administrative expenses, a $500,000 increase in marketing expenses and a $281,000 reduction in research and development expenses. The reduction in research and development is the result of narrowing the scope of research and development activities to upgrading current marking systems only. General and administrative and marketing expenses have increased primarily due to the training, trade show expense, and personnel required to support the Marking segment's increased marketing efforts.

Marking segment operating expenses for 1995 were $561,000 lower than the 1994 expenses of $4,540,085, a decrease of 12%. This decrease resulted from a $225,000 reduction in research and development expenses because of completion of the major portion of the research and development efforts on the new BlazerJet/TM/ system in 1994.

OTHER INCOME AND EXPENSE

Other income/(expense) was ($1,405,081) in 1996, ($964,290) in 1995, and
($94,147) in 1994. Other expense in 1994 was comprised of interest expense and a nominal amount of interest income. The majority of other expense in 1995 was related to interest and amortization on the sale of the October 1995 debentures and short term debt. Other expenses increased again in 1996 due to interest and amortization on both the October 1995 debentures and the debentures sold in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt and short-term bridge loans from shareholders to meet its working capital requirements. Cash and cash equivalents decreased $293,613 from December 31, 1995 to $1,598,744 at December 31, 1996. Net proceeds from financing activities in 1996 totaled $14,193,808 including $5,115,000 of net proceeds from the sale of convertible debentures and $7,697,826 net proceeds from the issuance of preferred and common stock. Operating activities used net cash of $13,703,627 primarily to support the $11,029,077 loss, the $2,187,157 increase in inventory, and the $2,087,326 decrease in accounts payable. The increases in prepaid expenses and other assets of $775,350 and $1,280,821, respectively primarily reflect a prepaid royalty related to a $2,100,000 note payable recorded during 1996. Investing activities used net cash of $783,794 for capital expenditures in 1996 as compared to $995,518 in 1995. Capital expenditures for 1997 are expected to remain at the same level as 1996.

Although sales increased from 1995 to 1996, the accounts receivable balance decreased. Sales during the first three quarters of 1996 accounted for 84% of the sales for the year. Aggressive collection procedures combined with lower sales in the fourth quarter of 1996 resulted in the reduced accounts receivable balance at the end of 1996. In addition, the 1995 balance of accounts receivable was relatively high due to a large number of shipments made during the last two weeks of 1995.

Inventory increased $2,187,157 from 1995 to 1996. Of this amount, $1,250,065 was due to a buildup of inventory by LMC for anticipated sales of BlazerJet/TM/ product. Sandia's inventory increased $937,092 due to a buildup for future sales and due to recording $525,000 of the plastic card printers and parts received in the contract settlement with SPI. See "Business - Manufacturing and Suppliers.".

The Company's foreign sales are generated by Sandia Europe (located in Paris, France), Sandia and LMC. Sandia Europe sales and operating costs are primarily denominated in French Francs. Sandia and LMC sales are in US dollars, except for a subcontract that was signed in April 1996 of approximately $5,000,000 which is being settled in Australian dollars. All but approximately $750,000 has been received on this contract without incurring an exchange loss. Although the Company funds some of its European operations out of the U.S., currency exchange exposure is considered minimal because the majority of French franc expenses are funded with French franc revenues.

The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company anticipates that its existing working capital resources and revenues from operations, together with the additional financing in the aggregate amount of $13,850,000 arranged in March and July 1996, will be adequate to satisfy its working capital requirements through 1997. The Company's actual working capital needs will depend upon numerous factors, however, including actual expenditures and revenues generated from its operations as compared to its business plan, none of which can be predicted with certainty, and there can be no assurance that the Company will not require additional funding prior to 1998. If the Company's losses continue, the Company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of assets or securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms which are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances. Currently, there are no existing commitments for any additional external short-term or long-term financing.

As discussed above, management raised $5,115,000, net of issuance costs, from the sale of 10% convertible debentures (the "March 1996 Debentures"). The March 1996 Debentures are convertible into Common Stock at $2.00 per share, or at 85% of the average five day closing bid price for the five trading days immediately prior to the conversion date. The March 1996 Debentures were placed in denominations of at least $50,000 and integral multiples of at least $50,000 in excess thereof. Debenture coupons accrue at a rate of 10% per annum and are payable in Common Stock upon conversion. March 1996 Debentures can be converted into Common Stock in increments of up to 1/4 of the original investment beginning the 60th, 90th, 120th and 150th day after the final closing. At the end of three years from the closing date, all March 1996 Debentures will automatically be converted into

Common Stock. March 1996 Debenture holders received warrants in amounts ranging from 10% to 20% of each holder's position held in shares of Common Stock. The warrants have a strike price of $2.00 per share of Common Stock with a five year term.

The Company may elect to redeem any or all of the March 1996 Debentures at a price that would give each investor the same return as it would have received had it converted such Debentures on the date of redemption. The Company may call any or all of the March 1996 Debentures in increments of no less than $1,500,000 at the following prices and times:

               Price                        Time
       --------------------    ------------------------------
       130% of stated value 12 months + 1 day to 18 months 125% of stated value 18 months + 1 day to 24 months 120% of stated value 24 months + 1 day to 30 months 115% of stated value 30 months + 1 day to 36 months

The shares of Common Stock issuable upon conversion of the March 1996 Debentures have not been registered under the Securities Act and may not be offered or sold in the United States during the restricted period. As of December 31, 1996 approximately 59% of the March 1996 Debentures had been converted into Common Stock.

In July 1996, management raised $7,698,000, net of issuance costs, from the sale of Series D Convertible Preferred Stock, par value $.01 per share, (the "Series D Preferred Stock") at a price of $10,000 per share. Shares of Series D Preferred Stock are convertible into Common Stock in increments of up to 1/3 at the lower of $2.1406 per share, or at a variable percentage of the average closing bid price for the ten trading days immediately prior to the conversion date at the option of the stockholder as follows: 90%, 87.5%, and 85% beginning the 60th, 120th, and 180th day after the final closing, respectively. Holders of Series D Preferred Stock do not receive dividends; however, each share possesses an 8% per annum accretion rate prior to conversion which is payable in Common Stock upon conversion or redemption at the conversion price then in effect. At the end of three years from the closing date, all Series D Convertible Preferred Stock will automatically be converted into Common Stock.

The Company may redeem any or all of the Series D Convertible Preferred Stock in increments of at least $1,000,000 according to the same schedule of prices and times noted above for the March 1996 Debentures. For the twelve month period immediately following the closing date, the Company may redeem the Series D Convertible Preferred Stock upon receipt of a notice of conversion from a holder of Series D Preferred Stock if the conversion price of the Common Stock is less than the fixed conversion price for the Series D Preferred Stock. The redemption price for the Series D Preferred Stock is based on a ratio of the closing bid price of the Common Stock on the date of conversion to the conversion price calculated using the average closing bid price of the Common Stock for the ten trading days immediately preceding the conversion date. Resales of shares of Common Stock issuable upon conversion of the Series D Preferred Stock have been registered under the Securities Act.

In 1983, the City of Albuquerque, New Mexico issued 8% tax-exempt industrial development revenue bonds in connection with a 25-year capital lease of LMC's headquarters facility. The principal amount outstanding as of December 31, 1996 was $955,852. Pursuant to its agreement with the City of Albuquerque, Lasertechnics is required to maintain a current ratio of at least 1 to 1. At December 31, 1996, the Company's current ratio was 2.3 to 1 which is in compliance with the agreement. Previously, the Company was also required to maintain a debt to equity ratio of not more than 3 to 1. Although the Company's current ratio was in compliance at December 31, 1995 at 1.5 to 1, its debt to equity ratio was 4 to 1 which was in violation of the agreement. As a result, the full amount of the lease was classified as a current liability on the Company's balance sheet at December 31, 1995. During the fourth quarter of 1996, the bondholder agreed to waive the debt to equity ratio requirement. In addition, the bondholder agreed to permanently waive its right to call the bond for redemption provided the Company remains in compliance with all other covenants and continues to prepay the lease by an additional $8,000 per month. Failure of the Company to stay in compliance could result in the relocation of LMC headquarters to other facilities and the associated disruption of the business, as well as increased difficulty in obtaining financing and credit, and could affect the Company's ability to continue as a going concern. See Note 5 to the Consolidated Financial Statements.

Lasertechnics' Common Stock is listed on the Nasdaq SmallCap Market, which requires a minimum $1,000,000 net capital and surplus for continued listing. Because Lasertechnics' net capital and surplus fell below this limit at September 30, 1995, Nasdaq temporarily put the Company on a "conditional" listing until a new minimum of $2,450,000 in equity was met on December 31, 1995. The increase in equity was accomplished by debenture owners converting $1,045,342 of debt, including accrued interest, into Common Stock and by the sale of Series C Convertible Preferred Stock, par value $.01 per share. On January 2, 1996, Nasdaq removed the conditional listing of Lasertechnics' Common Stock and lowered the equity requirement back to $1,000,000. The Company's net capital and surplus did not fall below the minimum amount in 1996. Management forecasts that net capital and surplus will remain in excess of $1,000,000 for 1997.

OTHER

Inflation has not had and is not expected to have a material impact on the operations and financial condition of the Company.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Transfers of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The provisions of SFAS No. 125 are generally effective for transactions occurring after December 31, 1996, however, the effective adoption of SFAS No. 125 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7.   FINANCIAL STATEMENTS
                                                                  Page
                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Independent Auditors' Report...................................  F-1
  Consolidated Balance Sheets as of December 31, 1996 and 1995... F-2 Consolidated Statements of Operations for the Years
     Ended December 31, 1996, 1995 and 1994......................  F-4
  Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 1996, 1995 and 1994......................  F-5
  Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1996, 1995 and 1994......................  F-7
  Notes to Consolidated Financial Statements.....................  F-9


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding Directors, Executive Officers, Promoters and Control Persons is incorporated by reference to the sections entitled "Principal Shareholders," "Management," and "General" in the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 13, 1997.


ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section entitled "Management" in the Company's Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the sections entitled "Principal Shareholders" and "Management" in the Company's Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Management" in the Company's Proxy Statement.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS

       3.1 --Certificate of Incorporation of Lasertechnics. Incorporated herein by reference to Exhibit 3.1 to Lasertechnics' Registration Statement on Form S-1 (Registration No. 2-80946).

       3.2     --By-laws of Lasertechnics.  Incorporated herein by reference to
               Exhibit 3.2 to Lasertechnics' Registration Statement on Form S-1 (Registration No. 2-80946).

       3.3 --First Amendment to Certificate of Incorporation of Lasertechnics' dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1987.

       3.4 --Second Amendment to Certificate of Incorporation of Lasertechnics, dated May 27, 1987. Incorporated herein by reference to Exhibit 3.4 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1987.

       3.5 --Third Amendment to Certificate of Incorporation of Lasertechnics, dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to Lasertechnics' Registration Statement on Form S-3 (Registration No. 333-10665).

       3.6 --Fourth Amendment to Certificate of Incorporation of Lasertechnics, dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to Lasertechnics' Registration Statement on Form S-3 (Registration No. 333-10665).

       3.7 --Fifth Amendment to Certificate of Incorporation of Lasertechnics, dated June 17, 1996. Incorporated herein by reference to Exhibit 4.6 to Lasertechnics' Registration Statement on Form S-3 (Registration No. 333-10665).

       4.1 --Certificate of Designation of Lasertechnics Series A, B and C Preferred Stock, dated December 27, 1995. Incorporated herein by reference to Exhibit 4.7 to Lasertechnics' Registration Statement on Form S-3 (Registration No. 333-10665).

       4.2 --Certificate of Designation of Lasertechnics Series D Preferred Stock. Incorporated herein by reference to Exhibit 4.1 to Lasertechnics' Quarterly Report on Form 10-QSB for the period ended June 30, 1996.

       10.1 --License agreement, dated June 30, 1988, between Lasertechnics and Patlex Corporation. Incorporated herein by reference to
               Exhibit 10.17 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1988.

       10.2 --Employment agreement dated August 31, 1989, between Louis F. Bieck, Jr. and Lasertechnics, Inc. as amended. Incorporated herein by reference to Exhibit 10.17 Lasertechnics' Form 10-KSB for the year ended December 31, 1990.]

       10.3 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1991.

       10.4 --Purchase Agreement between Sandia Europe and Jean-Luc Poutchnine, Alain Quilleau and Philippe Bonnevie, dated March 4, 1994. Incorporated herein by reference to Exhibit 10.15 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

       10.5 --Letter confirming sale of shares of Lasertechnics Common Stock to Singapore Precision Industries PTE LTD, dated May 12, 1994. Incorporated herein by reference to Exhibit 10.16 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

       10.6 --Contract Manufacturing Agreement between Sandia and Singapore Precision Industries PTE LTD, dated May 13, 1994. Incorporated herein by reference to Exhibit 10.17 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

       10.7 --Advisory and investment banking services agreement between Lasertechnics and Wolfensohn International, Inc. , dated May 19, 1993. Incorporated herein by reference to Exhibit 10.18 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

       10.8 --Purchase of Common Stock and Convertible Note Agreement between Lasertechnics and J.P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by reference to Exhibit
               10.19 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

       10.9 --OEM License Agreement between Sandia and Xerox Corporation, dated January 6, 1995. Incorporated herein by reference to
               Exhibit 10.20 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

       10.10 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 19, 1994. Incorporated herein by reference to Exhibit 10.21 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

       10.11 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 31, 1994. Incorporated herein by reference to Exhibit 10.22 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

       10.12 --Amendment to the OEM License Agreement between Sandia and Xerox Corporation, dated December 27, 1996.*

       11.0    --Statement Re: Computation of Per Share Earnings.*

       21.1    --Subsidiaries of Lasertechnics.*

       23.1    --Consent of KPMG Peat Marwick LLP.*
  ______________
  *Filed herewith.

(b)    REPORTS ON FORM 8-K.

       None.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March ___, 1997
                                       LASERTECHNICS, INC.

                                       By: /s/ Richard C.E. Morgan
                                          --------------------------------------
                                       Richard C.E. Morgan
                                       Chairman of the Board
                                       and Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                     Title                            Date
  ---------                     -----                            ----

/s/ Richard C.E. Morgan     Chairman of the Board               March __, 1997
-----------------------     and Chief Executive Officer
Richard C.E. Morgan


/s/ Paul J. Coleman, Jr.    Director                            March __, 1997
------------------------
Paul J. Coleman, Jr.


/s/ E.A. Milo Mattorano     Vice President, Chief Financial     March __, 1997
-----------------------     Officer and Principal Accounting
E.A. Milo Mattorano         Officer


/s/ C. Seth Cunningham      Director                            March __, 1997
----------------------
C. Seth Cunningham


/s/ Jean-Pierre Arnaudo     Director                            March __, 1997
-----------------------
Jean-Pierre Arnaudo

  Signature                     Title                            Date
  ---------                     -----                            ----

/s/ Robert E. Kiss             Director                      March __, 1997
------------------
Robert E. Kiss


/s/ E. A. Bourque              Director                      March __, 1997
-----------------
E. A. Bourque


/s/ Alfred E. Paulekas         Director                      March __, 1997
----------------------
Alfred E. Paulekas


/s/ Richard M. Clarke          Director                      March __, 1997
---------------------
Richard M. Clarke

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                Consolidated Financial Statements and Schedule

                          December 31, 1996 and 1995

                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Stockholders
Lasertechnics, Inc.


We have audited the accompanying consolidated balance sheets of Lasertechnics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lasertechnics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company's recurring losses from operations and resulting continued dependence upon access to additional external financing raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ KPMG Peat Marwick LLP


                                                  KPMG Peat Marwick LLP

Dallas, Texas
February 21, 1997

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1996 and 1995

                                                                    1996           1995
                                                                 -----------    ----------
                                 ASSETS
Current assets:
      Cash and cash equivalents                                  $ 1,598,744     1,892,357
      Accounts receivable - trade, less allowance for doubtful
          accounts of $357,136  in 1996 and $278,263 in 1995       3,196,943     4,040,247

      Inventory (note 14):
          Raw materials                                            4,293,978     2,700,746
          Work-in-process                                            551,340       329,700
          Finished goods                                           1,754,689     1,423,904
                                                                 -----------   -----------
                                                                   6,600,007     4,454,350
      Prepaid expenses                                               230,839       155,859
      Current portion of deferred license fee (note 7)               700,000          --
      Other                                                           67,606       229,089
                                                                 -----------   -----------

          Total current assets                                    12,394,139    10,771,902
                                                                 -----------   -----------

      Property, plant  & equipment, net (note 4)                   3,334,277     3,000,241

      Goodwill                                                       172,510       254,546

      Deferred license fee (note 7)                                1,400,000          --

      Other assets                                                   360,931       615,913
                                                                 -----------   -----------
                                                                 $17,661,857    14,642,602
                                                                 ===========   ===========

See accompanying notes to consolidated financial statements.

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1996 and 1995

                                                                                           1996                 1995
                                                                                       ------------           ----------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
      Notes payable to stockholder (note 8)                                            $          -              200,000
      Notes payable (note 7)                                                                775,292              402,945
      Accounts payable                                                                    1,369,818            3,485,328
      Accrued liabilities (note 6)                                                        2,957,525            1,858,562
      Current portion of capital lease obligations (note 5)                                 225,676               28,944
                                                                                       ------------           ----------
           Total current liabilities                                                      5,328,311            5,975,779
                                                                                       ------------           ----------

Convertible debentures (note 9)                                                           1,768,965            4,405,095

Capital lease obligations (note 5)                                                          927,411            1,149,096

Note payable, long-term (note 7)                                                          1,400,000                    -

Other                                                                                       149,387              183,046
                                                                                       ------------           ----------

           Total liabilities                                                              9,574,074           11,713,016
                                                                                       ------------           ----------

Stockholders'  equity  (notes 8, 9, 10, 11, 12, and 20):
      Convertible  preferred stock,  $.01 par;  7,000,000  shares authorized in 1996 and 10,000,000 in 1995;
           Series A: $1.30 stated value; 1,153,846 shares
                 issued and outstanding in 1996 and 1995.                                 1,500,000            1,473,394
           Series B:  $1.42 stated value; 1,056,338  shares
                 issued and outstanding in 1996 and 1995.                                 1,500,000            1,473,394
           Series C:  $1.51 stated value; 708,530 shares
                 issued and outstanding in 1996 and 1995.                                 1,069,880            1,069,880
           Series D:  $10,000.00 stated value; 585 shares
                 issued and outstanding in 1996 and none in 1995.                         6,049,314                    -
           Common stock, $.01 par value; Authorized 56,750,000
                 in 1996 and 41,500,000 in 1995; 37,133,514 shares
                 issued and outstanding in 1996 and 28,280,798 in 1995                      371,335              282,808
           Nonvoting convertible common stock; $.01 par value.
                 Authorized 2,250,000 shares in 1996 and 8,500,000 shares in
                 1995; 2,249,842 shares issued and outstanding in 1996 and 1995.
                 Convertible into voting common stock
                 on a share for share basis.                                                 22,499               22,499
      Paid-in capital                                                                    47,753,080           37,339,799
      Accumulated deficit                                                               (50,178,325)         (38,482,188)
                                                                                       ------------           ----------
                                                                                          8,087,783            3,179,586

      Less treasury stock, 200,000 common shares, at cost                                         -             (250,000)
                                                                                       ------------           ----------
           Total stockholders' equity                                                     8,087,783            2,929,586
                                                                                       ------------           ----------

           Commitments and contingencies
                   (notes 2, 5, and 13)

                                                                                       $ 17,661,857           14,642,602
                                                                                       ============           ==========

See accompanying notes to consolidated financial statements.

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                                               1996             1995            1994
                                               ----             ----            ----
Sales (notes 3 and 17)                      $ 17,581,440      13,429,731      15,856,209
Cost of sales                                 12,158,111       9,159,393      10,670,197
                                            ------------    ------------    ------------
      Gross profit                             5,423,329       4,270,338       5,186,012
Expenses:
      Research and development                 2,848,767       3,040,830       3,577,209
      General and administrative               5,151,502       4,460,724       2,755,063
      Selling and marketing                    5,760,056       4,898,997       4,898,274
      Loss on contract settlement
         and other (note 15)                   1,287,000            --         1,148,275
                                            ------------    ------------    ------------
          Operating expenses                  15,047,325      12,400,551      12,378,821
                                            ------------    ------------    ------------
          Loss from operations                (9,623,996)     (8,130,213)     (7,192,809)
                                            ------------    ------------    ------------

Other income (expense):
      Interest income                            110,007          32,182          44,387
      Interest expense                        (1,541,001)       (968,790)       (160,071)
      Other                                       25,913         (27,682)         21,537
                                            ------------    ------------    ------------
          Net other income (expense)          (1,405,081)       (964,290)        (94,147)
                                            ------------    ------------    ------------

Loss before income taxes                     (11,029,077)     (9,094,503)     (7,286,956)

Income taxes (note 16)                              --              --              --
                                            ------------    ------------    ------------
          Net loss                           (11,029,077)     (9,094,503)     (7,286,956)

Preferred stock dividend requirements           (667,060)        (73,234)           --
                                            ------------    ------------    ------------

      Net loss applicable to common stock   $(11,696,137)     (9,167,737)     (7,286,956)
                                            ============    ============    ============

Net loss per common share                   $       (.34)           (.33)           (.33)
                                            ============    ============    ============
Weighted average shares of common stock
      outstanding during the year             34,339,313      27,511,489      21,997,410
                                            ============    ============    ============

See accompanying notes to consolidated financial statements.

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 1996, 1995 and 1994

                                                                                                                Nonvoting
                                                       Convertible                                             convertible
                                                     preferred stock             Common stock                 common stock
                                            --------------------------------------------------------------------------------------
                                                   Shares      Amount          Shares        Amount        Shares       Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance At December 31, 1993                          --     $      --       19,014,171   $   190,142          --     $      --
Exercise of common stock options
      (note 12)                                       --            --           65,830           658          --            --
Issuance of common stock, net of
      issuance expenses (note 20)                     --            --        5,998,778        59,988          --            --
Foreign currency translation adjustment               --            --             --            --            --            --
Nonvoting convertible common stock
      issued for debt (note 20)                       --            --             --            --         377,684         3,777
Detachable warrants issued in conjunction
      with convertible debt (notes 8 and 11)          --            --             --            --            --            --
Net loss                                              --            --             --            --            --            --
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                          --            --       25,078,779       250,788       377,684         3,777

Exercise of common stock options (note 12)            --            --          625,712         6,257          --            --
Detachable warrants issued in conjunction
      with convertible debt (notes 8 and 11)          --            --             --            --            --            --
Stock issued for debt, net of unamortized
      discount and expenses (note 8)             2,521,363     3,469,880      1,383,632        13,836     1,872,158        18,722
Increasing rate preferred stock discount              --        (126,446)          --            --            --            --
Discount accretion                                    --          73,234           --            --            --            --
Conversion feature of debentures issued
      (note 9)                                        --            --             --            --            --            --
Debentures converted, net of unamortized              --
      discount and expenses (note 9)                  --            --          658,570         6,586          --            --
Issuance of convertible preferred stock
      (note 20)                                    397,351       600,000           --            --            --            --
Exercise of detachable warrants (note 11)             --            --          534,105         5,341          --            --
Foreign currency translation adjustment               --            --             --            --            --            --
Net loss                                              --            --             --            --            --            --
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                     2,918,714     4,016,668     28,280,798       282,808     2,249,842        22,499
----------------------------------------------------------------------------------------------------------------------------------

                                                   Paid-in       Accumulated       Treasury
                                                   capital         deficit           stock        Total
----------------------------------------------------------------------------------------------------------
Balance At December 31, 1993                       24,269,712    (22,027,495)      (250,000)     2,182,359
Exercise of common stock options
      (note 12)                                        59,401           --             --           60,059
Issuance of common stock, net of
      issuance expenses (note 20)                   5,531,232           --             --        5,591,220
Translation adjustment                                 27,105           --             --           27,105
Nonvoting convertible common stock
      issued for debt (note 20)                       355,023           --             --          358,800
Detachable warrants issued in conjunction
      with convertible debt (notes 8 and 11)           60,000           --             --           60,000
Net loss                                                  --      (7,286,956)          --       (7,286,956)
----------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                       30,302,473    (29,314,451)      (250,000)       992,587

Exercise of common stock options (note 12)            450,593           --             --          456,850
Detachable warrants issued in conjunction
      with convertible debt (notes 8 and 11)          207,000           --             --          207,000
Stock issued for debt, net of unamortized
      discount and expenses (note 8)                2,804,215           --             --        6,306,653
Increasing rate preferred stock discount              126,446           --             --             --
Discount accretion                                       --          (73,234)          --             --
Conversion feature of debentures issued
      (note 9)                                      2,200,000           --             --        2,200,000
Debentures converted, net of unamortized
      discount and expenses (note 9)                  673,661           --             --          680,247
Issuance of convertible preferred stock
      (note 20)                                          --             --             --          600,000
Exercise of detachable warrants (note 11)             684,659           --             --          690,000
Foreign currency translation adjustment              (109,248)          --             --         (109,248)
Net loss                                                 --       (9,094,503)          --       (9,094,503)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                       37,339,799    (38,482,188)      (250,000)     2,929,586
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1996, 1995 and 1994

                                                                                                                    Nonvoting
                                                      Convertible                                                  convertible
                                                    preferred stock                 Common stock                  common stock
                                              ------------------------------------------------------------------------------------
                                                Shares          Amount          Shares          Amount        Shares        Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                  2,918,714       4,016,668      28,280,798        282,808       2,249,842      22,499
Exercise of common stock options (note 12)         --              --            89,222            893            --          --
Discount accretion                                 --            53,212            --             --              --          --
Conversion feature of debentures issued
      (note 9)                                     --              --              --             --              --          --
Debentures converted, net of unamortized
      discount and expenses (note 9)               --              --         6,682,561         66,825            --          --
Issuance of convertible preferred stock, net
      of expenses (note 10)                         835       8,350,000            --             --              --          --
Preferred stock accretion and dividends
      (note 10)                                    --           257,666            --             --              --          --
Preferred stock converted, including
      related accretion (note 10)                  (250)     (2,558,352)      2,280,933         22,809            --          --
Retirement of treasury stock                                                   (200,000)        (2,000)
Foreign currency translation adjustment            --              --              --             --              --          --
Net loss                                           --              --              --             --              --          --
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                     2,919,299    $ 10,119,194      37,133,514      $ 371,335       2,249,842    $22,499
==================================================================================================================================

                                                   Paid-in       Accumulated      Treasury
                                                   capital         deficit         stock           Total
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                     37,339,799     (38,482,188)       (250,000)      2,929,586
Exercise of common stock options (note 12)          109,898            --              --           110,791
Discount accretion                                     --              --              --            53,212
Conversion feature of debentures issued
      (note 9)                                    2,216,341            --              --         2,216,341
Debentures converted, net of unamortized
      discount and expenses (note 9)              6,526,379            --              --         6,593,204
Issuance of convertible preferred stock, net
      of expenses (note 10)                        (762,964)           --              --         7,587,036
Preferred stock accretion and dividends
      (note 10)                                        --          (667,060)           --          (409,394)
Preferred stock converted, including
      related accretion (note 10)                 2,535,543            --              --              --
Retirement of treasury stock                       (248,000)           --          (250,000)           --
Foreign currency translation adjustment             (17,708)           --              --           (17,708)
Net loss                                                --      (11,029,077)          --       (11,029,077)
-----------------------------------------------------------------------------------------------------------
Balance December 31, 1996                        47,699,288     (50,178,325)           --         8,033,991
===========================================================================================================

See accompanying notes to consolidated financial statements.

                       LASERTECHNICS INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                                                  1996            1995            1994
                                                                  ----            ----            ----
Cash flows from operating activities:
      Net loss                                               $(11,029,077)     (9,094,503)     (7,286,956)
      Adjustments to reconcile net loss to net cash
         used by operating activities:
             Depreciation and amortization                        725,859         514,988         410,231
             Provision for losses on accounts receivable          248,489         115,375          65,169
             Provision for product warranty reserve               639,606         338,250         687,591
             Amortization of financing discount and
                issuance costs                                    889,703         674,232            --
             Accrued interest not paid                            514,163            --              --
             Other non-recurring expense                             --              --         1,148,275
             Write-off of software development costs                 --              --           552,989
             (Increase) decrease in:
                Accounts receivable, trade                        628,243      (1,165,875)     (1,652,944)
                Inventory                                      (2,187,157)     (1,616,559)     (1,223,892)
                Prepaid expenses                                 (775,350)        104,779        (101,952)
                Other                                          (1,280,821)        163,769         (99,577)
             Increase (decrease) in:
                Accounts payable and notes payable             (2,087,326)        (42,450)      1,799,923
                Customer advances                                  (6,409)       (278,721)       (571,644)
                Commissions payable                              (127,299)       (108,575)        196,417
                Product warranty reserve                         (381,042)       (348,956)       (523,867)
                Accrued payroll and payroll taxes                 (40,740)       (147,575)        197,485
                Accrued vacation                                  (43,381)         (6,685)         66,298
                Other                                             608,912            --              --
                                                             ------------    ------------    ------------
                     Net cash used by operating activities    (13,703,627)    (10,898,506)     (6,336,454)
                                                             ------------    ------------    ------------

Cash flows from investing activities:
      Capital expenditures                                       (783,794)       (995,518)       (790,409)
      Business acquisitions                                          --              --          (100,000)
      Software development                                           --              --          (119,251)
                                                             ------------    ------------    ------------
                     Net cash used by investing activities       (783,794)       (995,518)     (1,009,660)
                                                             ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

                                       F-7
                                                                     (Continued)

                       LASERTECHNICS INC. AND SUBSIDIARIES

                                                             1996             1995            1994
                                                             ----             ----            ----
Cash flows from financing activities:
      Borrowings under financing agreements              $  3,800,000       7,329,906       3,936,828
      Principal payments on financing agreements           (2,200,000)     (2,969,452)     (1,770,136)
      Proceeds from issuance of convertible debentures      5,500,000       7,000,000            --
      Convertible debenture issuance costs                   (385,000)       (520,000)           --
      Principal payments on capital lease obligations        (219,018)       (164,860)       (160,613)
      Net proceeds from issuance of preferred and
         common stock                                       7,697,826       1,683,729       6,355,268
                                                         ------------    ------------    ------------
            Net cash provided by financing activities      14,193,808      12,359,323       8,361,347
                                                         ------------    ------------    ------------
                Net increase (decrease) in
                      cash and cash equivalents              (293,613)        465,299       1,015,233

Cash and cash equivalents at beginning of year              1,892,357       1,427,058         411,825
                                                         ------------    ------------    ------------

Cash and cash equivalents at end of year                 $  1,598,744       1,892,357       1,427,058
                                                         ============    ============    ============

Supplemental information:
      Cash paid during the year for interest             $    151,354         173,619         146,271
                                                         ============    ============    ============
      Conversions to stock (notes 8 and 9):
         Debentures, net of unamortized discount
            and expenses                                    6,163,561         659,905            --
         Notes payable, net of unamortized discount
            and expenses                                         --         5,953,773         345,000
         Accrued interest                                $    483,435         373,222            --
                                                         ============    ============    ============

      Convertible preferred stock accretion (note 10)    $    257,666            --              --
                                                         ============    ============    ============
      Detachable warrants issued in conjunction
         with convertible debt (notes 9 and 11)          $    462,000         207,000          60,000
                                                         ============    ============    ============

      Conversion feature of debentures issued            $  1,610,000       2,200,000            --
                                                         ============    ============    ============

      Borrowings under capital lease obligations         $    194,064            --              --
                                                         ============    ============    ============

      Business assets acquired (note 18):
         Fair value of net assets acquired                       --              --           779,296
         Cash paid                                               --              --          (100,000)
         Issuance of common stock of subsidiary                  --              --              (500)
         Assumption of liabilities                               --              --          (881,918)
         Minimum guaranteed royalty                      $       --              --          (281,610)
                                                         ============    ============    ============

See accompanying notes to consolidated financial statements.

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1996, 1995 and 1994

(1)  Summary of Significant Accounting Policies
     ------------------------------------------
     (a) Company Organization and Basis of Presentation
         ----------------------------------------------

         The accompanying consolidated financial statements include the accounts of Lasertechnics, Inc. and its wholly owned subsidiaries Lasertechnics Marking Corp. (LMC) and Quantrad, Inc., its 96 percent owned subsidiary Sandia Imaging Systems Corporation (Sandia), and Sandia's wholly owned French subsidiary Sandia Imaging Systems SA (Sandia Europe) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     (d) Depreciation and Amortization
         -----------------------------

         Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Assets acquired under capital leases are amortized over the lesser of the term of the lease or the estimated useful life of the asset using the straight-line method.

     (e) Goodwill
         --------

         Goodwill represents the excess of cost over net assets acquired in the 1994 acquisition of Printis S.A.R.L. (note 18) and is amortized on a straight-line basis over the expected periods to be benefited (five years). The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results. The amount of
                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

           goodwill impairment, if any, is measured based on projected, discounted future results. Amortization expense for the years ended December 31,1996, 1995, and 1994 was $82,036, $82,037 and $73,601,
           respectively. Accumulated amortization was $237,674, $155,638 and $73,601 at December 31, 1996, 1995, and 1994, respectively.

     (f) Fair Value of Financial Instruments
         -----------------------------------

         Cash and cash equivalents, accounts receivable, inventory deposit, accounts payable, notes payable, customer advances, commissions payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments.

         At December 31, 1995, the fair value of the October 1995 convertible debentures (note 9) approximates recorded value because the fair value of the debt and equity components of the financial instrument were valued at the issuance dates and market conditions had not changed significantly since that date.

         At December 31, 1996, the net carrying value of the March 1996 convertible debentures (note 9) approximates fair value as such debentures are recorded based on the current effective interest rate. The outstanding borrowings under the Company's note payable to Xerox Corporation (note 7) bear interest at current market rates, and therefore, the carrying amount of debt approximates estimated fair value at December 31, 1996.

     (g) Income Taxes
         ------------

         The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

     (h) Foreign Currency Translation
         ----------------------------

         The functional currency for the Company's foreign subsidiary is the applicable local currency. Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of the foreign subsidiary are reflected in stockholders' equity.

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     (i) Net Loss Per Common Share
         -------------------------

         Net loss per common share is based on the weighted average shares of common stock and, if dilutive, common equivalent shares (options, warrants, convertible preferred stock and convertible debt) outstanding during the period. None of the common stock equivalents were dilutive during the periods presented. Net loss applicable to common stock is derived by adding to consolidated net loss the accretion of the discount recorded for the Company's increasing rate preferred stock Series A, B and C and the annual accretion applicable to the Series D Preferred Stock (note 10).

     (j) Revenue Recognition
         -------------------

         The Company recognizes revenue on sales of its products either when the products are shipped from the plant or received by the customer, depending on shipping terms. Revenue related to product sales that require installation or customer acceptance is recognized upon fulfillment of such requirements.

     (k) Warranty Costs
         --------------

         The Company warrants its products against defects in material and workmanship for periods ranging from 30 days to two years from the date of installation. The Company provides for future warranty obligations in the period product sales are recorded. The warranty reserve is reviewed quarterly and adjusted based upon the Company's actual historical warranty costs and its estimate of future costs.

     (l) Impairment of Lon-Lived Assets and Long-Lived Assets to Be Disposed Of
         ----------------------------------------------------------------------
         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

     (m) Advertising Costs
         -----------------

         Advertising costs, all of which are nondirect response advertising, are expensed as incurred. Advertising expense was $250,098, $326,542, and $234,892 for the years ended December 31, 1996, 1995, and 1994, respectively.

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     (n) Stock Compensation Plans
         ------------------------

         Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires pro forma disclosure of net income (loss) and net income (loss) per share as if the fair value method of SFAS No. 123 had been applied. The Company continues to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, for the preparation of its basic consolidated financial statements.

     (o) Reclassifications
         -----------------

         Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

(2)  Operations, Liquidity and Going Concern
     ---------------------------------------

     The Company's operations in 1996 continued to generate losses. The loss in 1996 significantly exceeded losses in either 1995 or 1994. Although, during 1996, the Company raised gross proceeds of approximately $13.85 million through equity and debt transactions, the Company's operations, capital expenditures and debt service requirements have utilized a significant portion of such proceeds through February 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's business plan for 1997 is predicated principally upon significant increases in sales for existing Sandia products, the successful introduction of new products in both of its business segments, significant improvements in gross margins and reductions in research and development expenditures. Because of the anticipated timing of new product introductions and manufacturing cost reductions, together with the necessity to prepay all or a portion of the balance of its lease obligation financing, the Company may require additional external financing to meet its 1997 requirements. However, there can be no assurance that sufficient additional external financing could be obtained to fund any increases in financing requirements resulting from delays in or inability to significantly increase sales of existing Sandia products, successfully introduce planned new products, or achieve gross margin improvements. If the Company is unable to obtain such additional funds, it may be necessary to either reduce or stop certain product development programs, reduce its sales and marketing efforts, dispose of assets or undertake other actions as may be appropriate.

(3)  Significant Customers
     ---------------------

     One customer accounted for 18, 16, and 46 percent of consolidated revenues in 1996, 1995 and 1994, respectively. Another customer accounted for 29 percent of 1996 consolidated revenues.

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(4)  Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment consists of the following:

                                  AMORTIZATION
                                    PERIOD                1996              1995
                             --------------------  -------------------  ------------
Property, plant and
 equipment under capital
 leases
   Land (note 5)                                        $  336,396         336,396
   Building                        lease term              923,550         923,550
   Machinery and equipment         lease term              127,411         127,411
   Research equipment              lease term               21,339          21,339
   Furniture and  fixtures         lease term              530,913         363,022
                                                        ----------       ---------
                                                         1,939,609       1,771,718
                                                        ----------       ---------

 Accumulated amortization                               $ (648,131)       (493,975)
                                                        ----------       ---------
   Property, plant and
    equipment under
    capital leases, net                                  1,291,478       1,277,743
                                                        ----------       ---------
Other property, plant and
 equipment:
   Building                      14 to 45 years            148,200         148,200
   Leasehold improvements          lease term              331,891         328,985
   Machinery and equipment        5 to 8 years           1,382,267       1,151,409
   Demonstration equipment        2 to 3 years             933,363         480,226
   Research equipment               3 years                136,005         139,536
   Furniture and fixtures           5 years                682,153         717,685
                                                        ----------       ---------
                                                         3,613,879       2,966,041
 Accumulated depreciation                               (1,571,080)     (1,243,543)
                                                        ----------       ---------
     Other property, plant
      and equipment, net                                 2,042,799       1,722,498
                                                        ----------       ---------
     Total property, plant
      and equipment, net                                $3,334,277       3,000,241
                                                        ==========       =========

(5)  Lease Obligations
     -----------------

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

     Pursuant to the original agreement, the bondholder has the right to call the bonds starting in November 1993 and in each November thereafter. On October 1, 1993, the Company and
                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

       bondholder entered into an agreement whereby the Company increased the monthly lease payment by $8,000. This additional prepayment amount started in April 1994 and was to be made for a 24 month period. In exchange for the Company's agreement to make these prepayments, the bondholder agreed to waive its right to call the bonds during this 24 month period provided that the Company made its monthly payments on a timely basis and remained in compliance with the agreementOs debt covenants, which required the Company to maintain a current ratio of not less than 1 to 1 and a debt to equity ratio of not more than 3 to
       1. Although the Company's current ratio was in compliance at December 31, 1995 at 1.5 to 1, its debt to equity ratio was 4 to 1 which was in violation of the agreement. As a result, the full amount of the lease was classified as a current liability on the Company's balance sheet at December 31, 1995. During the fourth quarter of 1996, the bondholder agreed to permanently waive the debt to equity ratio requirement and its right to call the bond for redemption provided the lessee remains in compliance with all other covenants. At December 31, 1996, the Company's current ratio was 2.3 to 1, which is in compliance with the lease terms. In addition to the covenants mentioned previously, the agreement includes a provision whereby the debt can be called anytime the bondholder reasonably believes itself to be insecure. No such call has occurred as of February 1997 and management believes the likelihood that such acceleration provisions will be exercised in 1997 is remote.


Capital lease obligations are as follows:
                                                                      1996         1995
                                                                   ---------     --------

       City of Albuquerque, New Mexico, due monthly
         (approximately $19,100 to maturity) including
         interest at 75% of the prime rate of Chase Manhattan
         Bank (6.19% at December 31, 1996) but not less
         than 8% nor more than 14%, maturing September
         2001                                                       $  955,852   1,113,768
       Other capital leases, due $6,601 monthly, with maturity
         dates through June 2002, including interest ranging
         from 15.15% to 19.4%                                          197,235      64,272
                                                                    ----------   ---------
              Total capital lease obligations                        1,153,087   1,178,040
       Less:
            Current portion of capital leases                          225,676      28,944
                                                                    ----------   ---------
                                                                    $  927,411   1,149,096
                                                                    ==========   =========

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

The annual aggregate lease payments under capital leases are as follows:

       Year ending December 31
       -----------------------

               1997                                        $  354,275
               1998                                           299,988
               1999                                           270,653
               2000                                           251,627
               2001                                           228,132
                                                           ----------
                                                            1,404,675
               Less amount representing interest             (251,588)
                                                           ----------
                                                           $1,153,087
                                                           ==========
(6)  Accrued liabilities
     -------------------

     Accrued liabilities consist of the following at December 31, 1996 and 1995:

                                                                    1996        1995
                                                              ----------   ---------
         Customer advances                                    $  436,249     426,978
         Commissions payable                                      65,249     192,548
         Product warranty reserve                                516,783     256,003
         Accrued payroll and payroll taxes                       265,928     299,096
         Accrued vacation                                        163,935     205,541
         Preferred stock dividends                               356,182           -
         Other                                                 1,153,199     478,396
                                                              ----------   ---------
            Accrued liabilities                               $2,957,525   1,858,562
                                                              ==========   =========

(7)  Notes Payable

     On December 27, 1996, Sandia signed a $2,100,000 note payable to
       Xerox Corporation ("Xerox"). One-third of the note principal plus accrued interest is due on December 15 of 1997, 1998 and 1999. Interest payable is calculated based on a specified prime rate (8.25% at December 31, 1996) on each due date. The Company has classified as a current liability the first $700,000 payment due in 1997.

     Concurrent with the signing of the note, Sandia signed an amendment to its OEM License Agreement with Xerox. Under the terms of the amendment to this agreement, Xerox granted to Sandia an exclusive license for the development and sale of DataGlyphs/TM/, a portable database symbology, for use on security and identification media such as passports, visas, drivers licenses, border crossing, and government entitlement programs. The license fee of $2,100,000 has been recorded as a deferred license fee and will be amortized over the three year term of the license agreement. Accordingly, the Company has reflected $700,000 as a current asset and $1,400,000 as a noncurrent asset. In years following 1999, upon license renewal the Company

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

       will pay a minimum royalty of $500,000. The royalty on annual sales in excess of $10 million is to be calculated using a declining percentage ranging from 4.5 percent to 3 percent.

(8)  Convertible Notes Payable to Stockholders
     -----------------------------------------

     During June and July 1996, the Company obtained a 12 percent per annum working capital bridge loan totaling $1.7 million from Wolfensohn Partners LP ("Wolfensohn"), a significant stockholder. The loan principal and related interest were paid in full in August 1996 with proceeds from the sale of Series D Convertible Preferred Stock, par value $.01 per share, ("Series D Preferred Stock") (note 10).

     In December 1994, the Company entered into agreements to borrow a total of $2,000,000 from J.P. Morgan Investment Corporation ("JPMIC"), a significant stockholder. During 1995, the Company borrowed an additional $6,900,000 from Wolfensohn. These borrowings from shareholders were evidenced by unsecured notes bearing interest at 12 %. Interest and principal were due on demand, but if no demand was made, principal and interest became due and payable at various dates from February 1, 1996 through September 15, 1996. In the event that the Company completed an equity financing of $5,000,000 or more, then JPMIC and Wolfensohn had the right to convert the outstanding principal and interest, or a portion thereof, into either the Company's voting common stock, par value $.01 per share, (the "Common Stock") or non-voting convertible common stock, par value $.01 per share (the "Non-voting Common Stock"), at the price per share paid by the investors in the equity financing. In connection with these note agreements, JPMIC and Wolfensohn also received warrants to purchase the Company's Common Stock (see note 11).

     Although the Company did not complete an equity financing of $5,000,000, the Company agreed to convert $6,210,000 of the debt plus accrued interest of approximately $353,000 held by the shareholders above into a combination of Common Stock, Non-voting Common Stock and preferred stock of the Company evidenced by debt to equity conversion agreements. In addition, the Company paid Wolfensohn $2,000,000 of principal out of the proceeds of the October 1995 convertible debenture private placement (note 9). The remaining outstanding debt to Wolfensohn was repaid when Wolfensohn exercised 534,105 warrants to purchase Common Stock (note 11) resulting in total proceeds of $690,000. The following table summarizes the 1995 convertible note payable conversion activity:

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                             Conversion                      Shares of
                                  Amount     price per                         stock
     Date           Noteholder   converted     share       Class of stock    received
     ----           ----------   ---------   ----------    --------------    ---------
  May 1995          JPMIC        $  314,450    $0.95     Voting common         331,000
  May 1995          JPMIC         1,778,550     0.95     Non-voting common   1,872,158
  May 1995          Wolfensohn    1,000,000     0.95     Voting common       1,052,632
  August 1995       Wolfensohn    1,500,000     1.30     Series A preferred  1,153,846
  September 1995    Wolfensohn    1,500,000     1.42     Series B preferred  1,056,338
  December 1995     Wolfensohn      469,879     1.51     Series C preferred    311,179
                                 ----------    -----     ------------------  ---------

       TOTAL                     $6,562,879                                  5,777,153
                                 ==========                                  =========

(9)  Convertible Debentures
     ----------------------

     In March 1996, the Company completed a $5,500,000 private placement of 10 percent convertible subordinated debentures maturing March 1, 1999 (the "1996 Debentures"). The 1996 Debentures, plus accrued interest, are convertible into the Company's unregistered common stock at the option of the holder as follows: (a) between March 13, 1996 and May 11, 1996 at the fixed exercise price of $2.00 per share and (b) at the lesser of $2.00 per share or 85 percent of the average five day closing bid price of the Common Stock prior to conversion for up to one-fourth of the 1996 Debentures purchased beginning on each of these dates in 1996: May 12, June 11, July 11, and August 10. The Company has the right to convert the 1996 Debentures at its own election at any time after March 1, 1997 utilizing the formula described above. The Company also has the right to redeem the 1996 Debentures for cash upon notice of conversion by a holder or at any time after March 1, 1997. The Common Stock issued upon conversion has registration rights under certain circumstances. The Company has assigned a value of $2,072,000 to the conversion feature of the 1996 Debentures and the 550,000 related detachable warrants to purchase Common Stock (note 11). This value is being amortized ratably as an interest rate adjustment over the life of the 1996 Debentures or until conversion. Assuming no 1996 Debentures are converted until maturity, the effective yield is approximately 30%. All outstanding 1996 Debentures shall automatically be converted into Common Stock at maturity. During 1996, $3,250,000 face amount of the 1996 Debentures plus $127,612 of accrued interest were converted into 2,392,061 shares of Common Stock.

     In October 1995, the Company completed a $7,000,000 private placement of 10 percent convertible debentures maturing in October 1998 (the "1995 Debentures"). The 1995 Debentures plus accrued interest were convertible by the holder into unregistered Common Stock as follows: (a) between October 11, 1995 and November 25, 1995 at an exercise price of $2.34375,
       (b) between November 26, 1995 and December 25, 1995, one-half of the 1995 Debentures could be converted at the lesser of $2.34375 or 85 percent of the average five day closing bid price of the Common Stock prior to conversion, and (c) after December 25, 1995, and during the term of the 1995 Debentures, all 1995 Debentures could be converted by the holder under the same terms described in (b). The Company had the right to convert the 1995

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidate Financial Statements

       Debentures at its own election subject to the terms of the 1995 Debenture agreement. The Common Stock issued upon conversion has registration rights under certain circumstances. The Company assigned a value of $2,200,000 to the conversion feature of the 1995 Debentures which was amortized ratably as an interest rate adjustment over the life of the 1995 Debentures or until conversion. Assuming that no 1995 Debentures were converted prior to maturity, the effective yield at the time the 1995 Debentures were issued was 26 percent. In 1995, $1,025,000 face amount of 1995 Debentures plus $20,342 of accrued interest were converted into 658,570 shares of Common Stock. During 1996, all remaining 1995 Debentures having a face value of $5,975,000, plus $355,823 of accrued interest were converted into 4,290,500 shares of Common Stock.

(10) Preferred Stock
     ---------------

     In July 1996, the Company completed an $8,350,000 private placement of 835 shares of a new class of preferred stock, Series D Convertible Preferred Stock, par value $.01 per share ("Series D Preferred Stock"). Shares of Series D Preferred Stock are convertible into Common Stock in increments of up to 1/3 of Series D Preferred Stock purchased at the lesser of (i) $2.1406 per share or (ii) (a) the average closing bid price of the Common Stock for the ten trading days immediately prior to the conversion date multiplied by (b) a percentage which is 90 percent from October 1, 1996 through November 29, 1996, 87.5 percent from November 30, 1996 through January 28, 1997, and 85 percent thereafter. The Series D Preferred Stock does not accrue dividends; however, each share possesses an 8 percent per annum accretion rate prior to conversion which is payable in Common Stock upon conversion or redemption at the conversion price then in effect. All shares of Series D Preferred Stock outstanding on August 2, 1999 are subject to automatic conversion at the conversion rate then in effect. The Company has effected a Registration Statement on Form S-3 (Registration No. 333-10665), which registers up to 6,000,000 shares of Common Stock to be offered by the holders of Series D Preferred Stock upon such holders' conversion of such Series D Preferred Stock into Common Stock. During 1996, 250 shares of Series D Preferred Stock, having an aggregate face value of $2,500,000, and an aggregate accretion value of $58,352, were converted into 2,280,933 shares of Common Stock.

     The Company has three additional classes of convertible preferred stock, Series A, B and C Convertible Preferred Stock, stated value $1.30, $1.42, and $1.51, respectively. Each share of Series A, B, and C Convertible Preferred Stock is convertible at the option of the holder into voting Common Stock on a share for share basis and is entitled to vote as if converted into voting Common Stock. The Company may redeem the preferred stock at anytime at stated value plus accrued dividends.

     The Series A and B Preferred Stock accrue dividends at the following rates per annum: 0 percent through December 31, 1995; 5 percent January 1, 1996 through March 31, 1996; 7.5 percent April 1, 1996 through June 30, 1996 and 10 percent thereafter. Series C Preferred Stock accrues dividends at 0 percent per annum through December 31, 1995 and 10 percent per annum

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

       thereafter. Dividends are payable within 15 days following each calendar quarter in cash or in additional shares of preferred stock at the option of the Company through June 30, 1996 (September 30, 1996 for Series
       C Preferred Stock). After June 30, 1996 (September 30, 1996 for Series C Preferred Stock), dividends are payable in cash or additional shares of preferred stock at the option of the stockholders. There were no dividends in arrears at December 31, 1996 and 1995.

     A discount on the Series A, B, and C Convertible Preferred Stock was recorded equal to the present value of the difference between the actual dividends that would be paid and the 10 percent perpetual dividend amount, calculated over the increasing dividend rate period. The discount was amortized to provide a constant effective dividend rate. The 1996 and 1995 aggregate discount amortization for all three series of preferred stock was $53,212, and $73,234, respectively. The discount was fully amortized during 1996.

     All series of preferred stock rank senior in right of payment to the Company's Common Stock as to dividends or upon a liquidation or dissolution of the Company.

(11) Common Stock Warrants
     ---------------------

     In connection with the 1996 Debenture private placement (note 9), five year warrants to purchase 192,500 shares of Common Stock at $2.20 per share were issued to the placement agent for the offering as part of the placement fee. In addition, five year warrants to purchase 550,000 shares of Common Stock, at $2.00 per share were issued with the 1996
       Debentures.

     In connection with the Series D Preferred Stock issued in July 1996 (note
       10), a five year warrant to purchase 195,039 shares of Common Stock at $2.1406 per share was issued to the placement agent for the offering as part of the placement fee.

     In connection with the June and July 1996 bridge loan (note 8), a five year warrant to purchase a total of 56,341 shares of Common Stock was issued to Wolfensohn. The warrants may be exercised at prices ranging from $2.18 to $3.39, or at an alternate rate dependent upon either of the following events: (i) if the Company completes an equity financing of $5 million or more on or before December 31, 1996, the exercise price shall equal the price per share at which shares of the Common Stock are issued in such financing, or (ii) if such financing involves convertible or exchangeable securities, the exercise price shall equal the price at which such securities may be converted into or exchanged for Common Stock.

     In connection with the 1995 Debenture private placement (note 9), a five year warrant to purchase 222,222 shares of Common Stock, priced at 20 percent above the $2.34375 closing price, or $2.81 per share, was issued to the placement agent for the offering as part of the placement fee.

     During 1995, the Company agreed to issue to an unrelated third party warrants to purchase up to 65,000 shares of voting Common Stock at a price of $2.00 per share in connection with an

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

       investor relations agreement. The issuance of the warrants was conditioned upon an increase in the Company's stock price to specified levels, which were reached in May 1996. Accordingly, a warrant to purchase 25,000 shares of Common Stock at a price of $2.00 per share, which expires in 5 years, was issued to the third party. This agreement expired in September 1996. In addition, the Company issued to unrelated employees of the investor relations firm warrants to purchase up to 95,000 shares of voting Common Stock at a price of $1.50 per share and warrants to purchase up to 80,000 shares of voting Common Stock at a price of $2.50 per share, all such warrants expiring in 5 years.

     During 1995, the Company entered into convertible notes payable agreements with Wolfensohn (note 8). In conjunction with these agreements, Wolfensohn received detachable warrants to purchase 534,105 shares of Common Stock. The warrants were fully exercised in 1995 at an aggregate price of $690,000, and an exercise price ranging from $1.01 to $1.76 per share. The value allocated to the warrants, $207,000, was reflected as a discount on the convertible promissory notes and was being amortized ratably over the one year stated term of the notes. Wolfensohn converted its debt during 1995, and the unamortized portion of the discount was netted against additional paid-in capital as of the date of conversion.

     During 1994, the Company entered into several convertible notes payable agreements with JPMIC (note 8). In conjunction with these agreements JPMIC received detachable warrants to purchase Common Stock as follows: warrants issued on December 14, 1994 to purchase 58,824 shares and warrants issued on December 29, 1994 to purchase 66,225 shares. The exercise price of the warrants is the lesser of (i) $1.70 per share (December 14, 1994 warrants) or $1.51 per share (December 29, 1994 warrants) or (ii) the price per share realized in an equity financing completed prior to December 31, 1995. No such financing was completed. The warrants have not been exercised and they expire in December 1999. The value allocated to the warrants, $60,000, was reflected as a discount on the convertible promissory notes and was being amortized ratably over the one year stated term of the notes. JPMIC converted its debt during 1995 and the unamortized portion of this discount was netted against additional paid-in capital as of the date of conversion.

     In connection with a 1994 investor relations agreement, the Company agreed to issue to an unrelated third party warrants to purchase up to 110,000 shares of voting Common Stock at a price of $1.22 per share. Warrants for the purchase of 20,000 shares of voting Common Stock were issued upon execution of the agreement, February 15, 1994. Issuance of the warrants for the other 90,000 shares of Common Stock was conditioned upon an increase in the Company's stock price to specified levels to be measured at three points in time. Although the first target price level was not achieved under the original terms of the agreement, the Company's stock rose to the targeted level soon thereafter. The Company amended the original agreement and issued a warrant to purchase 30,000 shares of Common Stock at a price per share of $1.22. However, the other target stock prices set out in the agreement were not met so the final conditional warrants for 60,000 shares of common stock were not issued by the Company. The

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

       two warrants to purchase an aggregate of 50,000 shares of the Company's Common Stock expire February 15, 1999.

A summary of the warrants activity is as follows:

                                     Warrants    Price per
                                   outstanding     share
                                   -----------  -----------

          December 31, 1994           175,049   1.22 - 1.70
            Warrants issued           931,327   1.01 - 2.81
            Warrants exercised       (534,105)  1.01 - 1.76
                                    ---------   -----------
          December 31, 1995           572,271   1.50 - 2.81
            Warrants issued         1,018,525   2.00 - 2.20
                                    ---------   -----------

          December 31, 1996         1,590,796   2.00 - 2.81
                                    =========   ===========

(12) Stock Compensation Plans
     ------------------------

     At December 31, 1996, the Company has four stock-based compensation plans that are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to stock option grants since the intrinsic value of stock options awarded is zero at the date of grant. Had compensation cost for the Company's four stock-based compensation plans been determined based on the grant date fair value method in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                     1996             1995
                                                                --------------   -------------
     Net loss applicable to common stock       As reported      $ (11,696,137)   $ (9,167,737)
                                               Pro forma        $ (11,696,137)   $ (9,167,737)

     Net loss per common share                 As reported      $       (0.34)   $      (0.33)
                                               Pro forma        $       (0.34)   $      (0.33)

     The Company had a key employee stock option plan (the 1981 Plan) that terminated on November 29, 1991. Under the 1981 Plan, 98,286 shares of Common Stock have been reserved for the outstanding options, all of which are exercisable at a price of $.66 per share through December 21, 2000, when they expire.

     Under the Company's 1991 Employee Stock Option Plan, the Company may grant up to 1,000,000 shares of Common Stock to its employees. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years.

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

       Options granted vest over a four year period. In addition to employees, the Company has issued stock options to various members of the Board of Directors and officers of the Company. The exercise price of each option equals the average market price of the Company's stock during the thirty trading days immediately prior to the date of grant and the option term is five years. Options are generally granted each year and have various vesting requirements.

     The Company also has separate Employee Stock Option Plans for each of its subsidiary companies. The Sandia unit, under its 1994 Employee Stock Option Plan, may grant up to 2,000,000 shares of its common stock to employees of Sandia. The LMC unit, under its 1995 Employee Stock Option Plan, may grant 450,000 shares of its common stock to LMC employees. Under both plans, the exercise price of each option equals the estimated fair value of the subsidiary's stock on the date of grant and an option's maximum term is 10 years. Options are generally granted each year and vest over a four year period. In addition to employees, each subsidiary has issued stock to its Board of Directors and officers. The exercise price of each option equals the estimated fair value of each subsidiary's stock on the date of grant and the option's maximum term is five years.

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: (i) expected volatility of 90 and 92 percent, except that expected volatility is assumed to be zero in the computation of fair value of the non-public subsidiary options since such stock does not trade, (ii) risk-free interest rates of 8% and expected lives of 5 years for non-employee options and 10 years for employee options.



                                                1996                           1995                          1994
                                        ---------------------       ------------------------      ------------------------
                                                     Weighted                      Weighted                      Weighted
                                                      Average                       Average                       Average
                                                     Exercise                      Exercise                      Exercise
Lasertechnics, Inc.                     Shares         Price         Shares          Price        Shares           Price
-------------------                    --------       -------       --------        -------      --------         -------
   Outstanding at beginning of year     707,162       $ 1.19       2,624,743        $ 0.69       2,546,449        $ 0.63
   Granted                               70,000         1.80         127,587          1.42         187,624          1.38
   Exercised                            (69,228)        1.06        (627,212)         0.73         (25,830)         0.77
   Forfeited                            (92,374)        1.07      (1,417,956)         0.50         (83,500)         1.09
                                       --------                   ----------                     ---------
   Outstanding at end of year           615,560         1.29         707,162          1.19       2,624,743          0.69
                                       ========                   ==========                     =========

   Options exercisable at end of year   528,060                      647,245                     2,560,537
   Weighted-average fair value of
     options granted during the year   $   1.60                   $     1.20                           N/A


                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


SUBSIDIARIES
------------
  Outstanding at beginning of
   year                                         177,500    $  0.20       227,500     $ 0.09      180,000    $ 0.01
  Granted                                     1,260,675       0.97        40,000       0.50       70,000      0.26
  Exercised                                     (10,000)      0.01       (45,000)      0.01       (5,000)     0.01
  Forfeited                                    (153,000)      0.93       (45,000)      0.06      (17,500)     0.01
                                              ---------                  -------                 -------
  Outstanding at end of year                  1,275,175       0.87       177,500       0.20      227,500      0.09
                                              =========                  =======                 =======
  Options exercisable at end of year            249,747                   95,208                  91,250
  Weighted-average fair value of
    options granted during the year          $     0.53                 $   0.28                     N/A


     The following table summarizes information about the stock options outstanding at December 31, 1996. Certain ranges of exercise prices overlap because of the significant difference in contract lives.


                                             Options Outstanding                        Options Exercisable
                                --------------------------------------------        ----------------------------
                                                   Weighted
                                                    Average         Weighted                         Weighted
                                  Number           Remaining        Average          Number          Average
             Range of           Outstanding       Contractual       Exercise       Outstanding       Exercise
         Exercise Prices       at 12/31/96        Life/Years         Price        at 12/31/96         Price
         ---------------       -----------        ----------        --------      ------------       --------
LASERTECHNICS,INC.
               $0.66               98,286            4.0            $ 0.66           98,286           $ 0.66
      $1.00 to $1.29               93,750            4.6              1.04           93,750             1.04
      $1.22 to $1.81              322,624            2.3              1.44          285,124             1.41
      $1.58 to $1.79              100,900            8.5              1.67           50,900             1.67
                                  -------                                           -------
      $0.66 to $1.81              615,560            3.9              1.29          528,060             1.23
                                  =======                                           =======



                                             Options Outstanding                      Options Exercisable
                             -----------------------------------------------      -----------------------------
                                                   Weighted
                                                    Average         Weighted                         Weighted
                                  Number           Remaining        Average          Number          Average
             Range of           Outstanding       Contractual       Exercise       Outstanding       Exercise
         Exercise Prices       at 12/31/96        Life/Years         Price        at 12/31/96         Price
         ---------------       ------------       -----------       --------      ------------       --------
SUBSIDIARIES:
               $0.01               97,500             1.9           $ 0.01            92,500          $ 0.01
      $0.50 to $1.00            1,177,675             9.2             0.94           157,247            0.75
                                ---------                                            -------
      $0.01 to $1.00            1,275,175             8.6             0.87           249,747            0.48
                                =========                                            =======

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(13) Commitments and Contingencies

     The Company has entered into license agreements that provide for royalty payments based on various percentages of certain product sales. Royalty expenses under these agreements for the years ended December 31, 1996, 1995 and 1994 were approximately $126,000, $151,000, and $248,000, respectively.

     On February 28, 1996, an investor group filed suit against the Company.
       This lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 1,400,000 shares of Common Stock at $.495 per share. The option had been granted to the Company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September 1995. On that same day the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former President and CEO and was not transferable to third parties. The lawsuit seeks issuance and registration of the 1,400,000 shares upon payment of the exercise price, or in the alternative, monetary damages which the investor group alleges to be not less than $2,800,000. The Company believes the claim is without merit and will vigorously oppose it. At December 31, 1996, management estimates that the ultimate outcome of this claim will not have a materially adverse effect upon the Company's financial position or results of operations. Management's estimates could change depending upon the progress of the lawsuit.

     On March 15, 1996, LMC was notified about a potential future patent infringement claim by a competitor relating to LMC's electronic code changing device. LMC does not believe that its product infringes on the identified patent, but it is in the process of investigating the merits of the asserted claim. Management currently estimates that the ultimate outcome of this claim will not have a materially adverse effect upon the Company's financial position or results of operations. Management's evaluation may change depending upon the results of its investigation.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(14) Termination of Manufacturing Agreement
     --------------------------------------

     In 1993, the Company engaged Wolfensohn International, Inc., a subsidiary of James D. Wolfensohn, Inc., which is an affiliate of a significant stockholder, Wolfensohn Associates, L.P. (Wolfensohn), to provide advisory and investment banking services with respect to a possible strategic alliance with a third party to develop and manufacture the Company's products. On May 13, 1994, Sandia and Singapore Precision Industries (SPI), a unit of Singapore Technology

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


       Industrial Corporation, the technology manufacturing arm of the Singapore government, entered into a contract manufacturing agreement and a distribution agreement whereby SPI became a licensed distributor of Sandia products. Concurrently, SPI purchased 826,447 shares of Common Stock for $1,000,000 (note 20). Pursuant to the agreement with Wolfensohn the Company paid Wolfensohn $50,000 during 1994 based upon the $1,000,000 SPI stock purchase transaction. The Company does not anticipate that any additional fees will be paid to Wolfensohn International, Inc. pursuant to this agreement.

     In the third quarter of 1995 the Company instructed SPI to discontinue production, and subsequently began negotiations with SPI to terminate the manufacturing agreement pursuant to the cancellation provisions of the contract. The negotiations were not completed until the second quarter of 1996. In settlement of all outstanding claims under this agreement, the Company agreed to pay $1,525,000 to SPI. As part of the settlement, the Company received plastic card printers and parts having an estimated net realizable value of $525,000. As a result, the Company recorded an expense of $1 million in the second quarter of 1996 as a cost of settling the dispute. As part of the settlement, the Company was granted the option to distribute two new plastic card printer lines in North and South America and Western Europe. Of the total settlement amount, $465,000 was deposited with SPI as of December 31, 1995. The remaining amounts were paid in 1996 after completion of the negotiations.

(15) Loss on Contract Settlement and Other
     -------------------------------------

     The company recorded an expense of $1 million in the second quarter of 1996 as a cost of settling the termination of a manufacturing agreement which is more fully described in note (14) above. Additionally in 1996, the imaging segment recorded a one-time $287,000 charge in the quarter to reduce on-going expenses in its international operations.

     During the fourth quarter of 1994, Sandia and Sandia Europe recorded a charge of $1,148,275 to adjust the net carrying value of certain inventory to its estimated net realizable value. The provision was principally necessitated by the planned discontinuance of the Digital Image Recorder product line and the introduction of a new generation plastic card printer product. The provision was estimated by management based on a review of the market for its products and the anticipated net revenues, less disposal costs, to be received from the sale of this inventory.

(16) Income Taxes
     ------------

     Due to the Company's losses, no income tax expense was recorded for the years ended December 31, 1996, 1995 and 1994. At December 31, 1996, the Company had a net operating loss carryforward of approximately $39,000,000 for U.S. federal income tax purposes, which will begin expiring in 1997. Of this federal net operating loss carryforward approximately $7,000,000 is available for state income tax purposes. The tax benefit (approximately $13,260,000) of the net operating loss carryforward has been fully offset by a valuation allowance, since the Company cannot currently conclude that it is more likely than not that the
                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

       benefit will be realized. The valuation allowance increased by approximately $2,760,000 during 1996. Because of conversions of existing convertible debt, a change in ownership, as defined for purposes of the Internal Revenue Code, occurred in 1996 that limits the annual utilization of the U.S. federal net operating loss carryforward under applicable Internal Revenue Service regulations. Additionally, the Company had approximately $400,000 and $40,000, respectively, of research and development and investment tax credit carryforwards. The carryforwards expire from 1997 to 2006. The credit carryforwards will also be restricted in their usage as a result of the ownership change.

(17) Export Sales
     ------------

     Export sales totaled approximately $9,411,000, $4,991,000, and $4,191,000 in 1996, 1995 and 1994, respectively.

(18) Acquisitions
     ------------

     On February 19, 1992, the Company purchased a 43 percent equity interest in Printis, S.A.R.L. (Printis) of Paris, France for approximately $279,000. In April 1994, Sandia Europe purchased the remaining 57 percent equity interest in Printis for $100,000 cash, 50,000 shares of Sandia common stock and minimum royalties totaling approximately $282,000 through 1999. This acquisition was accounted for using the purchase method of accounting and resulted in goodwill of approximately $410,000. During 1995 Printis was merged into Sandia Europe.

(19) Segment Information
     -------------------

     Business Segments
     -----------------

     The Company operates with its product groups organized into two business segments: marking and imaging. Operations in marking involve the production and sale of laser systems which mark products with a serial number, logo or bar code. Imaging operations involve the sale of plastic card printers.

     Operating results and other financial data are presented in the information which follows for the principal business segments of the Company for the years ended December 31, 1996, 1995 and 1994. General corporate assets and expenses are allocated to the respective business segments.

                                    Imaging            Marking         Consolidated
                                    (Sandia)            (LMC)             (LASX)
                                  ------------       -----------       -------------
     1996:
     ----
       Sales                      $ 8,197,639(a)      9,383,801(b)       17,581,440
       Loss from operations        (8,642,620)         (981,376)         (9,623,996)
       Identifiable assets (c)      9,941,186         7,720,671          17,661,857
       Capital expenditures           654,832           128,962             783,794
       Depreciation                   459,860           265,999             725,859

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     1995:
     ----
       Sales                      $ 3,121,577 (a)    10,308,154          13,429,731
       Loss from operations        (7,934,839)         (195,374)         (8,130,213)
       Identifiable assets (c)      5,844,770         8,797,832          14,642,602
       Capital expenditures           640,528           354,990             995,518
       Depreciation                   133,991           218,466             352,457

     1994:
     ----
       Sales                      $ 3,892,810 (a)    11,963,399          15,856,209
       Loss from operations        (6,776,649)         (416,160)         (7,192,809)
       Identifiable assets (c)      4,212,664         6,497,792          10,710,456
       Capital expenditures           372,417           417,992             790,409
       Depreciation                   139,860           174,116             313,976
                                  ===========        ==========        ============

     (a) Sales of imaging products to two customers were $5,122,000 and $1,107,000 in 1996, which represents 63% and 14% of imaging sales for that year.

     (b) Sales of marking products to single customers were $3,153,000, $2,171,000, and $7,296,000 in 1996, 1995 and 1994, which represents 34,
         21, and 61 percent of marking sales, respectively.

     (c) Identifiable assets by business segment are those assets used in the Company's operations in each segment.

     Geographic Segments
     -------------------

     The Company operates primarily in the United States and France. Operating results and other financial data are presented in the information which follows for the principal geographic segments of the Company.

                                     United                             Intercompany
                                     States (g)          France         Activity (f)       Consolidated
                                    -------------      -----------      ------------       -------------

      1996:
         Sales                       $18,320,335       7,143,779        (7,882,674) (d)     17,581,440
         Loss from operations         (6,989,549)     (1,927,536)         (706,911)         (9,623,996)
         Identifiable assets (e)      17,470,744       2,535,828        (2,344,715)         17,661,857

      1995:
         Sales                       $11,730,377       2,549,943          (850,589) (d)     13,429,731
         Loss from operations         (6,565,747)     (1,557,388)           (7,078)         (8,130,213)
         Identifiable assets (e)      12,356,388       2,520,500          (234,286)         14,642,602

                                                                     (Continued)

                     LASERTECHNICS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



  1994:
         Sales                       $13,722,594       2,831,014          (697,399) (d)     15,856,209
         Loss from operations         (5,644,499)     (1,511,232)          (37,078)         (7,192,809)
         Identifiable assets (e)      10,326,512       3,639,280        (3,255,336)         10,710,456
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

(20) Stock Issuances
     ---------------

     In July 1996, the Company issued 835 shares of its new class of convertible preferred stock, the Series D Preferred Stock, at $10,000 per share, or $8,350,000 (see note 10).

     On December 27, 1995, the Company issued 198,676 shares of convertible preferred stock to Wolfensohn for cash totaling $300,000 and an additional 198,675 shares of convertible preferred stock to an affiliate of Wolfensohn for cash totaling $300,000.

     In January 1994, the Company issued 272,331 shares of its unregistered
       Common Stock to Wolfensohn at a per share price of approximately $.73. The $200,000 proceeds from this sale were principally utilized by Sandia in its acquisition of Printis (note 18).

     In June 1994, the Company issued 826,447 shares of its unregistered Common
       Stock at $1.21 per share (total of $1,000,000) to SPI. Under the terms of the agreement, a nonvoting representative of SPI is entitled to attend Lasertechnics, Inc., board meetings. Concurrently with SPIOs purchase of Common Stock, Sandia entered into a contract manufacturing agreement and a distribution agreement with SPI (see note 14).

     In July 1994, the Company issued 4,900,000 shares of its unregistered
       Common Stock to JPMIC at $.95 per share (total of $4,655,000). The Company also issued a $345,000 convertible note payable bearing interest at 10 percent and convertible at $.95 per share into Non-voting Common Stock. The Non-voting Common Stock is convertible into voting Common Stock on a one share for one share basis. On November 29, 1994, the convertible note payable plus interest was converted into 377,684 shares of Non-voting Common Stock. Under the terms of the stock purchase agreement JPMIC is entitled to one seat on the Board of Directors.

                                                                      Schedule I



                      LASERTECHNICS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994

                                                                          Additions
                                                         Balance           charged                         Balance
                                                           at                to                               at
                                                        beginning           costs                            end
                                                           of                and                              of
              Description                                Period           expenses    Deductions            period
 ------------------------------------------             ---------         --------    ----------            -------
      e year ended December 31, 1996:
        Reserves and allowance deducted
             from asset accounts-allowance
             for doubtful accounts                      $ 278,263          248,489     (169,616)(a)         357,136
                                                    ===============================================     ==============

        Product Warranty Reserve                        $ 256,003          639,606     (378,826)(b)         516,783
                                                    ===============================================     ==============

 For the year ended December 31, 1995:
        Reserves and allowance deducted
             from asset accounts-allowance
             for doubtful accounts                      $ 170,010          115,375       (7,122)(a)        278,263
                                                    ===============================================     ==============

        Product Warranty Reserve                        $ 261,138          338,250     (343,385)(b)        256,003
                                                    ===============================================     ==============

 For the year ended December 31, 1994:
        Reserves and allowance deducted
             from asset accounts-allowance
             for doubtful accounts                      $ 104,841           65,169            - (a)        170,010
                                                    ===============================================     ==============

        Product Warranty Reserve                         $ 97,415          687,591     (523,868)(b)        261,138
                                                    ===============================================     ==============


        (a)  Charge-offs.
        (b)  Actual costs incurred.