Form 10QSB
period 1997-03-31
LASERTECHNICS INC
filed 1997-05-14
CIK 710597

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(MARK ONE)
(x)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

                                       OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                        Commission file number 0-11933


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

YES  X         NO
   -----     ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock outstanding on May 7, 1997: 40,938,568. Shares of non-voting convertible common stock outstanding on May 7, 1997: 2,249,842.

Transitional Small Business Disclosure Format (Check One);     YES      NO  X
                                                                  -----   -----

                              LASERTECHNICS, INC.

                                     INDEX

                                                                            Page
                                                                             No.
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements:
             Consolidated Balance Sheets at March 31, 1997 and
               December 31, 1996..........................................    3
             Consolidated Statements of Operations for the three
               months ended March 31, 1997 and 1996.......................    5
             Consolidated Statements of Cash Flows for the three
               months ended March 31, 1997 and 1996.......................    6
             Notes to Condensed Consolidated Financial Statements.........    7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    9

PART II. OTHER INFORMATION................................................   14

     Item 1. Legal Proceedings

     Item 6. Exhibits and Reports on Form 8-K

Signatures................................................................   19

                   PART 1.  CONDENSED FINANCIAL INFORMATION

Item 1.  Financial Statements

                      LASERTECHNICS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         March 31,           December 31,
                                                                           1997                 1996
                                                                       --------------        -------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                           $     594,525            1,598,744
   Accounts receivable - trade, less allowance for doubtful
     accounts of $266,014  in 1997 and $357,136 in 1996                    4,828,891            3,196,943
   Inventory                                                               6,109,554            6,600,007
   Current portion of deferred license fee                                   525,000              700,000
   Prepaid expenses and other                                                252,384              298,445
                                                                       -------------       --------------
      Total current assets                                                12,310,354           12,394,139
                                                                       -------------       --------------
   Property, plant  & equipment, net                                       3,322,402            3,334,277
   Goodwill                                                                  152,001              172,510
   Deferred license fee                                                    1,400,000            1,400,000
   Other assets                                                              274,859              360,931
                                                                       -------------       --------------
      Total assets                                                     $  17,459,616           17,661,857
                                                                       =============       ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Convertible notes payable to stockholder (note 3)                   $     250,000                   -
   Notes payable                                                             700,000              775,292
   Accounts payable                                                        2,939,463            1,369,818
   Accrued liabilities                                                     2,606,514            2,957,525
   Capital lease obligations, current                                        198,327              225,676
                                                                       -------------       --------------
      Total current liabilities                                            6,694,304            5,328,311
                                                                       -------------       --------------
Convertible debentures                                                     1,561,944            1,768,965
Notes payable, long-term                                                   1,400,000            1,400,000
Capital lease obligations, noncurrent                                        874,304              927,411
Other                                                                        139,149              149,387
                                                                       -------------       --------------
      Total liabilities                                                $  10,669,701            9,574,074
                                                                       -------------       --------------


                                                                                              (Continued)

    See accompanying notes to condensed consolidated financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)





                                                                             March 31,           December 31,
Stockholders' equity (note 2):                                                  1997                1996
Convertible preferred stock, no par;                                       ---------------       ------------
   7,000,000 shares authorized in 1997 and 1996.
   Series A:  $1.30 stated value; 1,153,846
     shares  outstanding in 1997 and 1996.                                 $    1,500,000          1,500,000

   Series B:  $1.42 stated value; 1,056,338
     shares  outstanding in 1997 and 1996.                                      1,500,000          1,500,000

   Series C:  $1.51 stated value; 708,530
     shares  outstanding in 1997 and 1996.                                      1,069,880          1,069,880

   Series D:  $10,000.00 stated value; 363 shares
     outstanding in 1997 and 585 in 1996.                                       3,825,915          6,049,314

Common stock, $.01 par value.  56,750,000 shares authorized
     in 1997 and 1996; 40,129,004 shares issued and
     outstanding in 1997 and 37,133,514 in 1996.                                  401,290            371,335

Non-voting convertible common stock, $.01 par value.  2,250,000 shares authorized in 1997 and 1996; 2,249,842
   shares issued and outstanding in 1997 and 1996.  Convertible
   into common stock on a share for share basis.                                   22,499             22,499

Paid-in Capital                                                                50,328,484         47,753,080
Accumulated deficit                                                           (51,858,153)       (50,178,325)
                                                                           --------------      -------------
   Total stockholders' equity                                                   6,789,915          8,087,783

   Total liabilities and stockholders' equity                              $   17,459,616         17,661,857
                                                                           ==============      =============

    See accompanying notes to condensed consolidated financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           Three Months          Three Months
                                                              Ended                 Ended
                                                          March 31, 1997        March 31, 1996
                                                          --------------        --------------
Sales                                                   $      4,589,787           4,111,701
Cost of sales                                                  2,662,572           2,692,507
                                                        ----------------        ------------

  Gross Profit                                                 1,927,215           1,419,194

Expenses:
  Research and development                                       753,251             876,422
  General and administrative                                   1,002,501           1,238,815
  Selling and marketing                                        1,468,589           1,054,203
                                                        ----------------        ------------
    Operating expenses                                         3,224,341           3,169,440
                                                        ----------------        ------------
    Loss from operations                                      (1,297,126)         (1,750,246)
                                                        ----------------        ------------

Other income (expense):
  Interest income                                                 11,135              14,539
  Interest expense                                              (220,851)           (290,985)
  Other                                                           16,229             (21,493)
                                                        ----------------        ------------
    Other expense, net                                          (193,487)           (297,939)
                                                        ----------------        ------------

    Net loss                                                  (1,490,613)         (2,048,185)
                                                        ----------------        ------------

Preferred stock dividend requirements                           (189,215)           (100,183)

    Net loss applicable to common stock                 $     (1,679,828)         (2,148,368)
                                                        ================        ============


Net loss per share                                      $          (0.04)              (0.07)
                                                        ================        ============

  Shares of common stock used in computing
    net loss per share (note 1)                               40,129,004          31,236,321
                                                        ================        ============

    See accompanying notes to condensed consolidated financial statements.

                        LASERTECHNICS INC. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                                                Three Months        Three Months
                                                                                   Ended               Ended
                                                                               March 31, 1997       March 31, 1996
                                                                              ----------------      --------------
Cash flows from operating activities:
  Net loss                                                                    $    (1,490,613)         (2,048,185)
    Adjustments to reconcile net loss to net cash used by
     operating activities:
      Depreciation and amortization                                                   150,312             454,418
      Provision for losses on accounts receivable                                       2,987              58,651
      Provision for product warranty reserve                                           93,179             116,248
      Amortization of financing discount and issuance costs                            80,144                  -
      Accrued interest on convertible debentures                                       47,644                  -
      Non-cash compensation                                                            40,000                  -
      (Increase) decrease in:
        Accounts receivable, net                                                   (1,580,686)         (1,545,268)
        Inventory                                                                     397,858            (342,361)
        Prepaid expenses and other                                                    213,661            (285,284)
        Other assets                                                                   54,799            (299,391)
      Increase (decrease) in:
        Accounts payable                                                            1,627,545             593,451
        Accrued liabilities                                                          (616,939)           (111,029)
                                                                              ---------------       -------------
             Net cash used by operating activities                                   (980,109)         (3,408,750)

Cash flows from investing activities:
  Capital expenditures                                                               (117,929)            (64,598)

Cash flows from financing activities:
  Borrowings under financing agreements                                               250,000                  -
  Principal payments on financing agreements                                          (75,725)           (202,130)
  Proceeds from issuance of convertible debentures                                         -            5,500,000
  Convertible debenture issuance costs                                                     -             (385,000)
  Principal payments on capital lease obligations                                     (80,456)            (35,917)
  Net proceeds from issuance of preferred and common stock                                 -               18,077
                                                                              ---------------       -------------
             Net cash provided by financing activities                                 93,819           4,895,030

             Net increase (decrease) in cash and cash equivalents                  (1,004,219)          1,421,682

Cash and cash equivalents, beginning of period                                      1,598,744           1,892,357
                                                                              ---------------       -------------
Cash and cash equivalents, end of period                                      $       594,525           3,314,039
                                                                              ===============       =============

    See accompanying notes to condensed consolidated financial statements.

                              LASERTECHNICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying condensed consolidated financial statements are unaudited and include the accounts of Lasertechnics, Inc. ("LASX"), the holding company, LASX's wholly owned subsidiary Lasertechnics Marking Corporation ("LMC"), LASX's 96 percent owned subsidiary Sandia Imaging Systems Corporation ("Sandia"), Sandia's wholly owned French subsidiary Sandia Imaging Systems Europe SA ("Sandia EUR"), and LASX's wholly-owned subsidiary Quantrad Corporation ("Quantrad") collectively, the "Company" or "Lasertechnics". Quantrad, an inactive company, is in the process of dissolution. All significant intercompany accounts and transactions have been eliminated. Information contained in the Company's condensed consolidated financial statements and notes thereto, should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1996.

          The Consolidated Balance Sheet at March 31, 1997 and December 31, 1996, the Consolidated Statements of Operations for the three month period ended March 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at March 31, 1997, results of operations for the three month period ended March 31, 1997 and 1996, and changes in cash flow for the three month periods ended March 31, 1997 and 1996 have been made.

          Net loss per common share is based on weighted average common shares outstanding and does not give effect to outstanding common stock options, warrants and convertible debt because their inclusion would be anti-dilutive. Net loss applicable to common stock is derived by adding to consolidated net loss the accretion of discounts recorded for the Company's preferred stock series A, B, C and D.

          Certain reclassifications have been made to prior year amounts in order to present the consolidated financial position and results of operations on a consistent basis.

2.  ISSUANCE OF COMMON STOCK

          During the quarter ended March 31, 1997, a total of 2,995,457 shares of a combination of Lasertechnics registered and unregistered common stock were issued. Of this amount, 22,989 shares were issued to the Chairman of the Board as 1996 compensation at a value of $40,000. The remaining shares were issued pursuant to debenture and preferred stock conversions.

3.  CONVERTIBLE NOTES PAYABLE TO STOCKHOLDER

          During the first quarter of 1997, the Company obtained a commitment for a working capital bridge loan of up to $1,000,000 from Wolfensohn Associates L.P. ("Wolfensohn"), a significant stockholder. On March 27, 1997, the Company made a $250,000 draw on this commitment. This unsecured note bears interest at 12% per annum. Interest and principal are due on demand, but if no demand is made, principal and interest become due and payable on December 31, 1997. In the event that the Company completes an equity financing of $5,000,000 or more on or before December 31, 1997, then Wolfensohn has the right to convert the outstanding principal and interest, or a portion thereof, into either the Company's voting common stock, par value $.01 per share (the "Common Stock"), or non-voting convertible common stock, par value $.01 per share, at the price per share paid by the investors in such equity financing.

          In connection with the $250,000 note agreement, Wolfensohn also received a five year warrant to purchase a total of 25,806 shares of the Company's Common Stock. The warrants may be exercised at a price of $0.96875 or at an alternate rate dependent upon either of the following events: (i) if the Company completes an equity financing of $5,000,000 or more on or before December 31, 1997, the exercise price shall equal the price per share at which shares of the Common Stock are issued in such financing, or (ii) if such financing involves convertible or exchangeable securities, the exercise price shall equal the price at which such securities may be converted into or exchanged for Common Stock.

4.  CONTINGENCIES

          The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management of the Company, after consultation with outside legal counsel, the ultimate disposition of these matters will not have a material effect on the accompanying condensed consolidated financial statements. See also Legal Proceedings, Part II, Item I.

5.  SUBSEQUENT EVENTS

          In April, 1997, the Company retained Southport Partners as financial advisor to advise on strategic alternatives for LMC, including the possibility of a disposition or strategic partnership of the subsidiary. The Company has not, however, entered into any agreement with respect to any such transaction, and there can be no assurance that any such transaction will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended  March 31, 1996

          Separate Business Units. The summarized financial data of LMC and Sandia as of and for the three-month period ended March 31, 1997, as presented herein, do not necessarily reflect the financial position or results of operations of LMC and Sandia if the two entities had no ownership or management relationships.

                                                                        CONSOLIDATED
                                       MARKING (LMC)   IMAGING (SANDIA)    (LASX)
                                       -------------   ---------------   ----------
                                        (UNAUDITED)       (UNAUDITED)    (UNAUDITED)
Sales                                  $  2,107,295        2,482,492      4,589,787
Cost of sales                             1,156,528        1,506,044      2,662,572
                                       ------------       ----------     ----------
Gross profit                                950,767          976,448      1,927,215

Gross margin %                                   45%              40%            42%

Expenses:
Research and development               $    245,346          507,905        753,251
General and administrative                  387,000          615,501      1,002,501
Selling and marketing                       329,458        1,139,131      1,468,589
                                       ------------       ----------     ----------
     Operating expenses                     961,804        2,262,537      3,224,341

Loss from operations                        (11,037)      (1,286,089)    (1,297,126)
Other expense, net                          (62,049)        (131,438)      (193,487)
                                       ------------       ----------     ----------
Net loss before preferred dividends    $    (73,086)      (1,417,527)    (1,490,613)
                                       ============       ==========     ==========

Current assets                         $  5,909,290        6,401,064     12,310,354
Non-current assets                        2,353,812        2,795,450      5,149,262
                                       ------------       ----------     ----------
                                       $  8,263,102        9,196,514     17,459,616
                                       ============       ==========     ==========

Current liabilities                    $  3,066,463        3,627,841      6,694,304
Inter-co.(receivable) payable           (12,223,397)      12,223,397              -
Long-term liabilities                     2,436,248        1,539,149      3,975,397
Stockholders' equity                     14,983,788       (8,193,873)     6,789,915
                                       ------------       ----------     ----------
                                       $  8,263,102        9,196,514     17,459,616
                                       ============       ==========     ==========

     Sales. Consolidated sales for the first three months of 1997 were $4,589,787 compared to $4,111,701 for the same period in 1996, an increase of $478,086, or 12%. Imaging segment sales increased $1,078,000, or 77%, over the same period last year primarily due to increased sales of plastic card printers and related consumables and parts. Marking segment sales decreased $600,000, or 22% primarily due to a decrease in foreign marker sales. The Company's net accounts receivable increased $1,631,948, or 51%, at March 31, 1997 compared to December 31, 1996, which reflects that approximately 70% of Sandia's sales for the first quarter were recorded in the last two weeks of the quarter.

     Cost of Sales. Consolidated cost of sales for the first three months of 1997 was $2,662,572 compared to $2,692,507 for the same period in 1996, a decrease of $29,935, or 1%. Gross margin was approximately 42% for the first three months of 1997 and 35% for the same period in 1996. The lower margins in the first quarter of 1996 were primarily due to competitive pricing and increased product costs of specific applications for plastic card printers in the Imaging business.

     Inventory. The Company's inventory decreased $490,453, or 7%, from $6,600,007 at December 31, 1996 to $6,109,554 at March 31, 1997. Marking
segment inventory increased approximately $192,000 as a result of purchasing parts for systems on order. Imaging segment inventory decreased $683,000 since December 31, 1996, primarily due to a large number of sales recorded in the last two weeks of the quarter.

     Research and Development. Consolidated research and development expenses were $753,251 for the first three months of 1997 compared to $876,422 for the same period in 1996, a decrease of 14%. The decrease is primarily attributable to the Imaging segment, which recorded greater development costs in 1996 related to specific contracts that have since been completed.

     General and Administrative. Consolidated general and administrative expenses were $1,002,501 for the first three months of 1997 compared to $1,238,815 for the same period in 1996, a decrease of 19%. This was primarily due to a decrease of $138,000 in holding company expenses as well as a reduction in personnel costs in both the Marking segment and the Imaging segment's Europe office of approximately $22,000 and $63,000, respectively.

     Selling and Marketing. Consolidated selling and marketing expenses were $1,468,589 for the first three months of 1997 compared to $1,054,203 for the same period in 1996, an increase of 39%. Of this increase, $495,000 was due to increases in marketing expenses related to DataGlyphs(TM) of $252,000, Asia marketing efforts of $100,000, and trade show and advertising of $129,000 related to the Imaging business. Selling and marketing expenses in the Marking business decreased approximately $81,000 due to a reduction in personnel and the corresponding reduction in travel expenses.

     Other Income (Expense). Other expense, consisting of primarily interest expense, for the first three months of 1997 was $193,487 compared to $297,939 for the same period in 1996. Due to conversions of certain convertible debentures which were sold by the Company in October 1995 and March 1996, the Company has recorded less interest expense and less amortization of the related placement fee expenses and debenture discount in this quarter compared to the first quarter of 1996.

     Net Results. The consolidated net loss for the three months ended March 31, 1997 was $1,490,613 compared to the $2,048,185 loss incurred in the first three months of 1996. This reflects the improved gross margin and lower research and development, general and administrative and other expenses, partially offset by the increase in selling and marketing expense.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception the Company has utilized the proceeds from a number of public and private sales of its equity and debt securities and the exercise of options and warrants to meet its working capital requirements.

     Cash and cash equivalents decreased $1,004,219 at March 31, 1997 compared to December 31, 1996. Financing activities generated net cash of $133,819 principally from borrowings under financing agreements. Operating activities used net cash of $1,020,109 principally to support the loss of $1,490,613 and the increase of $1,580,686 in accounts receivable, offset in part by the $1,627,545 increase in accounts payable. The accounts receivable increase was due to approximately $1,700,000 of Imaging sales recorded during the last two weeks of the quarter. Capital expenditures amounted to $117,929 compared to $64,598 for the same period in 1996. The increase is the result of an increase in demonstration equipment necessary for the increased sales effort.

     The Company's operations in the first quarter of 1997 continued to generate losses primarily due to operating expenses remaining at a higher level compared to the sales volume achieved and lower than expected sales in both the Imaging and Marking businesses.

     The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company anticipates that its existing working capital resources and revenues from operations, together with a commitment for bridge financing of up to $1,000,000 from a significant stockholder, will be adequate to satisfy its working capital requirements through 1997. The Company's actual working capital needs will depend upon numerous factors, however, including actual expenditures and revenues generated from its operations as compared to its business plan, none of which can be predicted with certainty, and there can be no assurance that the Company will not require additional funding prior to 1998. If the Company's losses continue, the Company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of assets or securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms which are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances. Currently, there are no existing commitments for any additional external short-term or long-term financing.

     In 1983, the City of Albuquerque, New Mexico issued 8% tax-exempt industrial development revenue bonds in connection with a 25-year capital lease of LMC's headquarters facility. The principal amount outstanding as of March 31, 1997 was $916,363. Pursuant to its agreement with the City of Albuquerque, Lasertechnics is required to maintain a current ratio of at least 1 to 1. At March 31, 1997, Lasertechnics' current ratio was 1.84 to 1 which is in compliance with the lease terms. Previously, the Company was also required to maintain a debt to equity ratio of not more than 3 to 1. Although the Company's current ratio was in compliance at December 31, 1995, its debt to equity ratio was in violation of the agreement. As a result, the full amount of the lease was classified as a current liability on the Company's balance sheet at December 31, 1995. During the fourth quarter of 1996, the bondholder agreed to waive the debt to equity ratio requirement. In addition, the bondholder agreed to permanently waive its right to call the bond for redemption provided the Company remains in compliance with all other covenants and continues to prepay the lease by an additional $8,000 per month. All such payments have been made on a timely basis. Failure of the Company to stay in compliance could result in the necessity to relocate LMC's headquarters to other facilities, and the associated disruption of the business, as well as increased difficulty in obtaining financing and credit, could affect the Company's ability to continue as a going concern.

OTHER

     Inflation has not had nor is expected to have a material impact on the operations and financial condition of the Company.

CAUTIONARY STATEMENTS

     This Report includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by the Company and its subsidiaries, conditions affecting the Company's customers and suppliers, competitor responses to the Company's products and services, the overall market acceptance of such products and services, results of competitively bid contracts and other factors disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Moreover, the Company operates in highly competitive industry segments, and many of the Company's competitors have significantly greater resources than the Company. Accordingly, although the Company believes that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that such expectations will prove to be correct, and investors are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any undertaking to update or correct any forward looking statements contained herein to reflect events and circumstances that may occur or become known to the Company after the date of this filing.

     Because of the specialized nature of its businesses, Lasertechnics is dependent upon the efforts of its current officers, consultants and engineers and upon its ability to attract and retain technologically qualified personnel, particularly engineers and software designers highly qualified in the areas of imaging and laser technology. There is intense competition for qualified personnel in the imaging and marking industries, including competition from companies with substantially greater resources than Lasertechnics. Although the Company has been successful to date in recruiting adequate numbers of qualified personnel, there can be no assurance that Lasertechnics will be successful in the future in recruiting or retaining personnel of the requisite scientific caliber or in the requisite numbers to enable the Company to compete effectively.

NASDAQ LISTING

     Lasertechnics' Common Stock is listed on the Nasdaq SmallCap Market which requires a minimum stockholders' equity of $1,000,000 and tangible assets of $2,000,000 for continued listing. Because Lasertechnics' stockholders' equity fell below this limit at September 30, 1995 Nasdaq temporarily put the Company's stock on a conditional listing until a new minimum of $2,450,000 in equity was met on December 30, 1995. This was accomplished through the conversion of an aggregate of $1,045,342 of convertible subordinated debentures of the Company and the issuance of Series C Convertible Preferred Stock. On January 2, 1996, Nasdaq removed the conditional listing and lowered the stockholders' equity requirement to $1,000,000. While management believes that in the event of future losses the Company will be able to obtain additional equity financing to preserve such listing, there can be no assurance that the Company will be able to do so.

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

SHARES ELIGIBLE FOR FUTURE SALE; CONVERTIBLE SECURITIES AND WARRANTS

     Future sales of Common Stock in the public market by existing stockholders, warrantholders and holders of convertible securities could adversely affect the market price of Lasertechnics' Common Stock. At March 31, 1997, an aggregate of 29,082,604 shares of Common Stock were freely tradable without restriction under the Securities Act of 1933 (the

"Securities Act"). In addition, up to 11,046,400 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

     Lasertechnics has reserved approximately 10,200,000 shares of Common Stock for issuance upon the exercise of outstanding convertible securities and warrants. Lasertechnics has also reserved 1,150,000 shares of Common Stock for issuance to key employees, officers, directors and consultants pursuant to the Company's benefit plans. The Company's 10% Convertible Debentures due March 1, 1999 (the "1996 Debentures"), in the original principal amount of $5,500,000, and the Company's Series D Convertible Preferred Stock (the "Series D Preferred"), in the original stated amount of $8,350,000, became or will become convertible in full into Common Stock at various times during 1996 and 1997. As of March 31, 1997, an aggregate of $3,650,000 principal amount of the 1996 Debentures and $4,720,000 stated amount of Series D Preferred have been converted since the issuance of such convertible securities, resulting in the issuance of 7,645,462 shares of Common Stock, in the aggregate. The conversion price for the 1996 Debentures is equal to the lesser of (i) $2.00 or (ii) a variable conversion rate equal to 85% of the average closing bid price for the Common Stock for the five trading days prior to conversion (the "Variable Conversion Rate"). The conversion price for the Series D Preferred is equal to the lesser of (i) $2.1406 or (ii) a variable conversion rate equal to 85% of the average closing bid price for the Common Stock for the ten trading days prior to the conversion date. These variable conversion rates for the 1996 Debentures and the Series D Preferred would result in substantial dilution to the existing stockholders of the Company if converted at the current trading price of the Company's Common Stock. This potential dilution may also adversely affect the Company's ability to raise additional financing on favorable terms in the future. In addition, because the conversion prices are variable, Lasertechnics is unable to determine whether the number of shares it has reserved or its remaining authorized shares of Common Stock will be sufficient to satisfy all future requirements for the issuance of shares of Common Stock upon conversion of the 1996 Debentures and Series D Preferred. The governing instruments for both the Series D Preferred and the 1996 Debentures include substantial penalties in the event that the Company has insufficient authorized or reserved shares to satisfy the conversion requirements of the Series D Preferred and the 1996 Debentures.

     In May 1997, $500,000 principal amount of 1996 Debentures was redeemed by the Company, upon receipt of the holder's notice of conversion, with the proceeds from the private placement to a single new investor of an equal principal amount of a new series of convertible debenture with substantially identical terms as the 1996 Debentures. An aggregate of 275,459 shares of the Company's Common Stock was issued in satisfaction of accrued interest and a redemption premium in connection with that transaction.

                          PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     As previously reported, on February 28, 1996, an investor group filed suit against the Company in the United States District Court for the Southern District of New York. This lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 1,400,000 shares of the Company's Common Stock at a price of $.495 per share. The option had been granted to the Company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day, the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former President and CEO and was not transferable to third-parties. The lawsuit seeks issuance and registration of the 1,400,000 shares upon payment of the exercise price, or in the alternative, monetary damages which the investor group alleges to be not less than $2,800,000. On May 1, 1996, the Company moved to dismiss the complaint on the grounds that the court in New York lacks personal jurisdiction over the Company. A decision on that motion is still pending. The Company believes the claim is without merit and will vigorously oppose it. During this reporting period, there have been no material developments regarding this matter.

Item 2.  CHANGES IN SECURITIES.

     During the period covered by this report, the Company sold the following securities without registration under the Securities Act (other than unregistered sales made in reliance on Regulation S):

     1. 22,989 shares of Common Stock were issued to the Chairman of the Board as 1996 compensation, at an aggregate value of $40,000, as determined by the Board of Directors of the Company based on the market price of the Common Stock on the date of grant. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, and an appropriate restrictive legend was affixed to the certificates representing such shares.

     2. An aggregate of 460,868 shares of Common Stock were issued upon the conversion of the Company's outstanding 10% convertible Debentures due March 1, 1999 (the "1996 Debentures"), in accordance with the terms thereof. The conversion price and related terms of the 1996 Debentures are described in Part 1 of this report, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Shares Eligible for Future Sale; Convertible Securities and Warrants." These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and the safe harbor provided by Regulation D of the Securities and Exchange commission promulgated thereunder. An appropriate restrictive legend was affixed to the certificates representing such shares, except for shares resold by the holders thereof pursuant to the Company's effective resale shelf Registration Statement on Form S-3.

     3. A five-year warrant to purchase a total of 25,806 shares of Common Stock was issued to Wolfensohn Associates, L.P. ("Wolfensohn"). In connection with a bridge financing provided by Wolfensohn. The terms of the bridge financing and the exercise price and related terms of the Warrants are described in footnote 3 to the financial statements of the Company included in Part 1 of this report. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, and an appropriate restrictive legend was affixed to the warrant certificate.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

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

       10.2 --Employment agreement dated August 31, 1989, between Louis F. Bieck, Jr. and Lasertechnics, Inc. as amended. Incorporated herein by reference to Exhibit 10.17 Lasertechnics' Form 10-KSB for the year ended December 31, 1990.

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

       10.7 --Advisory and investment banking services agreement between Lasertechnics and Wolfensohn International, Inc., dated May 19, 1993. Incorporated herein by reference to Exhibit 10.18 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

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

       10.12 --Amendment to the OEM License Agreement between Sandia and Xerox Corporation, dated December 27, 1996. Incorporated herein by reference to Exhibit 10.12 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1996.

       10.13 --Demand Promissory Note issued to Wolfensohn Associates L.P., dated March 27, 1997.*

       10.14 --Warrant to purchase shares of Lasertechnics Common Stock issued to Wolfensohn Associates L.P., dated March 27, 1997.*

  ______________

  *Filed herewith.

(b)    REPORTS ON FORM 8-K.


       None.

                                   SIGNATURES
                                   ----------

  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LASERTECHNICS, INC.


Dated:  May 12, 1997                    By:      /s/  RICHARD C.E. MORGAN
                                           -------------------------------------
                                                      Richard C. E. Morgan
                                                    Chairman of the Board &
                                                    Chief Executive Officer


Date:  May 12, 1997                     By:      /s/  E.A. MILO MATTORANO
                                           -------------------------------------
                                                      E.A. Milo Mattorano
                                                      Vice President and
                                                   Chief Financial Officer