Form 10QSB
period 1997-06-30
LASERTECHNICS INC
filed 1997-08-14
CIK 710597

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(Mark one)
(x)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED         JUNE 30, 1997
                                              --------------------

                                      OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to_______

                      Commission file number     0-11933
                                            ------------

                              LASERTECHNICS, INC.
       (Exact name of small business issuer as specified in its charter)

              Delaware                                 85-0294536
    (State or other jurisdiction of                 (I.R.S Employer
     incorporation or organization)                Identification No.)

         3208 Commander Drive
           Carrollton, Texas                            75006
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock outstanding on August 7, 1997: 44,917,004. Shares of non-voting convertible common stock outstanding on August 7, 1997: 2,249,842.

Transitional Small Business Disclosure Format (Check One);   Yes      No  X
                                                                -----   ----

                              LASERTECHNICS, INC.

                                     INDEX


                                                                            Page
                                                                             No.
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1.    Condensed Consolidated Financial Statements:
           Consolidated Balance Sheets at June 30, 1997
             and December 31, 1996.............................................3
           Consolidated Statements of Operations for the six months ended
             June 30, 1997 and 1996............................................5
           Consolidated Statements of Operations for the three months ended
             June 30, 1997 and 1996............................................6
           Consolidated Statements of Cash Flows for the six months ended
             June 30, 1997 and 1996............................................7
           Notes to Condensed Consolidated Financial Statements................9

    Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................12

PART II.   OTHER INFORMATION..................................................19

    Item 1.    Legal Proceedings

    Item 2.    Changes in Securities

    Item 6.    Exhibits and Reports on Form 8-K

Signatures....................................................................24

                    PART 1. CONDENSED FINANCIAL INFORMATION

Item 1.  Financial Statements

                       LASERTECHNICS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                         JUNE 30,                DECEMBER 31,
                                                                                           1997                      1996
                                                                                       ------------              ------------
                      ASSETS
Current assets:                                                                        $    489,464                 1,598,744
              Cash and cash equivalents
              Accounts receivable - trade, less allowance for doubtful
                accounts of $239,448 in 1997 and  $357,136 in 1996                        3,991,017                 3,196,943
              Inventory                                                                   6,042,657                 6,600,007
              Prepaid expenses and other                                                    597,033                   998,445
                                                                                       ------------              ------------
                    Total current assets                                                 11,120,171                12,394,139
                                                                                       ------------              ------------
              Property, plant & equipment, net                                            3,240,599                 3,334,277
              Goodwill                                                                      131,491                   172,510
              Other assets                                                                1,620,441                 1,760,931
                                                                                       ------------              ------------
                    Total assets                                                       $ 16,112,702                17,661,857
                                                                                       ============              ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Notes payable to stockholders (note 3)                                  $  1,334,424                        -
               Other notes payable                                                          700,000                   775,292
               Accounts payable                                                           2,644,298                 1,369,818
               Accrued payroll and related expenses                                         446,132                   495,112
               Customer advances                                                            189,964                   436,249
               Product warranty reserve                                                     520,811                   516,783
               Capital lease obligations, current                                           198,327                   225,676
               Dividends payable                                                            560,807                   356,182
               Other accrued liabilities                                                    793,292                 1,153,199
                                                                                       ------------              ------------
                    Total current liabilities                                             7,388,055                 5,328,311
                                                                                       ------------              ------------
Convertible debentures (notes 4 and 7)                                                    1,196,438                 1,768,965
Capital lease obligations, noncurrent                                                       825,142                   927,411
Note payable - long term                                                                  1,400,000                 1,400,000
                                                                                              4,694                   149,387
Other                                                                                  ------------              ------------
                    Total liabilities                                                  $ 10,814,329                 9,574,074
                                                                                       ------------              ------------

                                                                                                                    (Continued)


                              See accompanying notes to condensed consolidated financial statements.

                       LASERTECHNICS, INC. & SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                                                                          JUNE 30,               DECEMBER 31,
                                                                                            1997                      1996
                                                                                         -----------             ------------
Stockholders' equity (notes 3, 4 and 7):
Convertible preferred stock, no par;
     7,000,000 shares authorized in 1997 and
     1996

     Series A: $1.30 stated value; 1,153,846
       shares outstanding in 1997 and 1996.                                              $ 1,500,000               1,500,000

     Series B: $1.42 stated value; 1,056,338
       shares outstanding in 1997 and 1996.                                                1,500,000               1,500,000

     Series C: $1.51 stated value; 708,530
       shares outstanding in 1997 and 1996.                                                1,069,880               1,069,880

     Series D: $10,000.00 stated value; 233 shares
       outstanding in 1997 and 585 in 1996.                                                2,506,761               6,049,314

     Series E: $10,000.00 stated value; 50 shares
       outstanding in 1997 and none in 1996.                                                 500,000                      -

Common stock,  $.01 par value,  56,750,000  shares  authorized in 1997 and 1996; 42,840,828 shares issued and
     and outstanding in 1997 and 37,133,514 in 1996                                          428,408                 371,335

Nonvoting convertible common stock, $.01 par value. 2,250,000 shares authorized in 1997 and 1996; 2,249,842
     shares issued and outstanding in 1997 and 1996. Convertible
     into common stock on a one share for one share basis.                                    22,499                  22,499

Paid-in-Capital                                                                           52,176,655              47,753,080
Accumulated deficit                                                                      (54,405,830)            (50,178,325)
                                                                                         -----------              ----------
               Total stockholders' equity                                                  5,298,373               8,087,783
                                                                                         -----------              ----------

               Total liabilities and stockholders' equity                                $16,112,702              17,661,857
                                                                                         ===========              ==========

                              See accompanying notes to condensed consolidated financial statements.


                       LASERTECHNICS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       SIX MONTHS                 SIX MONTHS
                                                                          ENDED                      ENDED
                                                                      JUNE 30, 1997              JUNE 30, 1996
                                                                      -------------              -------------
Sales                                                                 $   7,181,324                  7,565,923
Cost of sales                                                             4,057,005                  4,830,876
                                                                      -------------              -------------

         Gross Profit                                                     3,124,319                  2,735,047

Expenses:
          Research and development                                        1,423,909                  1,335,455
          General and administrative                                      2,415,357                  2,689,961
          Selling and marketing                                           2,784,954                  2,690,407
          Loss on contract settlement                                            -                   1,000,000
                                                                      -------------              -------------
                  Operating expenses                                      6,624,220                  7,715,823
                                                                      -------------              -------------
                  Loss from operations                                   (3,499,901)                (4,980,776)
                                                                      -------------              -------------
Other income (expense):
          Interest income                                                    14,318                     29,410
          Interest expense                                                 (392,724)                  (968,703)
          Other                                                               4,922                     43,114
                                                                      -------------              -------------
                  Other expense, net                                       (373,484)                  (896,179)
                                                                      -------------              -------------
     Net loss                                                            (3,873,385)                (5,876,955)

Preferred stock dividend requirements                                      (354,122)                  (201,378)

                  Net loss applicable to common stock                 $  (4,227,507)                (6,078,333)
                                                                      =============              =============

Net loss per share                                                    $       (0.10)                     (0.19)
                                                                      =============              =============
           Shares of common stock used in computing
             net loss per share (note 1)                                 42,665,226                 32,127,285
                                                                      =============              =============

                              See accompanying notes to condensed consolidated financial statements.


                       LASERTECHNICS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        THREE MONTHS              THREE MONTHS
                                                                            ENDED                      ENDED
                                                                        JUNE 30, 1997             JUNE 30, 1996
                                                                        -------------             -------------
Sales                                                                   $   2,591,537                 3,454,222
Cost of sales                                                               1,394,433                 2,138,369
                                                                        -------------             -------------

         Gross Profit                                                       1,197,104                 1,315,853

Expenses:
          Research and development                                            670,658                   592,830
          General and administrative                                        1,412,856                 1,451,146
          Selling and marketing                                             1,316,365                 1,502,407
          Loss on contract settlement                                               -                 1,000,000
                                                                        -------------             -------------
                  Operating expenses                                        3,399,879                 4,546,383
                                                                        -------------             -------------
                  Loss from operations                                     (2,202,775)               (3,230,530)
                                                                        -------------             -------------
Other income (expense):
          Interest income                                                       3,183                    14,871
          Interest expense                                                   (171,873)                 (677,718)
          Other                                                               (11,307)                   64,607
                                                                        -------------             -------------
                  Other expense, net                                         (179,997)                 (598,240)
                                                                        -------------             -------------
                  Net loss                                                 (2,382,772)               (3,828,770)
                                                                        -------------             -------------
Preferred stock dividend requirements                                        (164,907)                 (101,195)

                  Net loss applicable to common stock                   $  (2,547,679)               (3,929,965)
                                                                        =============             =============

Net loss per share                                                      $       (0.06)                    (0.12)
                                                                        =============             =============
           Shares of common stock used in computing
             net loss per share (note 1)                                   43,883,233                33,008,899
                                                                        =============             =============

                              See accompanying notes to condensed consolidated financial statements.

                        LASERTECHNICS INC. CONSOLIDATED
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                      SIX MONTHS                SIX MONTHS
                                                                                         ENDED                     ENDED
                                                                                     JUNE 30, 1997             JUNE 30, 1996
                                                                                     -------------             --------------
Cash flows from operating activities:                                                $  (3,873,385)            $   (5,876,955)
     Net loss
          Adjustments to reconcile net loss to net cash used by operating activities:
              Depreciation and amortization                                                349,232                    300,701
              Provision for losses on accounts receivable                                    7,727                    128,883
              Provision for product warranty reserve                                       203,342                    216,719
              Amortization of financing discount and issuance costs                        143,007                    494,241
              Accrued interest on convertible debentures                                    86,178                         -
              Non-cash compensation                                                         40,000
              (Increase) decrease in:
                   Accounts receivable, net                                               (801,801)                (1,225,811)
                   Inventory                                                               557,350                 (2,154,550)
                   Prepaid expenses and other                                              401,412                   (108,733)
                   Other assets                                                             62,842                    138,502
              Increase (decrease) in:
                   Accounts payable                                                      1,274,480                   (246,040)
                   Customer advances                                                      (246,285)                    10,292
                   Accrued payroll and related expenses                                    (48,979)                  (211,497)
                   Product warranty reserve                                               (199,314)                  (415,743)
                   Other current liabilities                                              (359,905)                   626,491
                   Other liabilities                                                      (144,693)                (1,031,840)
                                                                                     -------------             --------------
                        Net cash used by operating activities                           (2,548,792)                (7,291,660)

Cash flows from investing activities:
     Capital expenditures                                                                 (214,535)                  (124,023)
                                                                                     -------------             --------------
Cash flows from financing activities:
     Borrowings under financing agreements                                               1,833,000                  1,000,000
     Principal payments on financing agreements                                            (75,292)                  (200,000)
     Proceeds from issuance of convertible debentures                                      500,000                  5,500,000
     Redemption of convertible debentures                                                 (600,000)                        -
     Convertible debenture issuance costs                                                       -                    (385,000)
     Redemption of convertible preferred stock                                            (400,000)
     Principal payments on capital lease obligations                                      (129,618)                   (92,111)
     Net proceeds from issuance of preferred and common stock                              525,957                    126,997
                                                                                     -------------             --------------
                        Net cash provided by financing activities                        1,654,047                  5,949,886

                        Net increase (decrease) in cash and cash equivalents            (1,109,280)                (1,465,797)

Cash and cash equivalents, beginning of period                                           1,598,744                  1,892,357
                                                                                     -------------             --------------
Cash and cash equivalents, end of period                                             $     489,464             $      426,560
                                                                                     =============             ==============

                                                                                                   (Continued)

                              See accompanying notes to condensed consolidated financial statements.


                       LASERTECHNICS INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                    SIX MONTHS                SIX MONTHS
                                                                                       ENDED                    ENDED
                                                                                   JUNE 30, 1997             JUNE 30, 1996
                                                                                   -------------             -------------
Supplemental information:
Cash paid during the year for interest                                             $     121,508                    87,018
                                                                                   =============             =============
Conversions to stock:
     Debentures, net of unamortized discount and expenses                                337,667                 2,835,719
     Accrued interest                                                                    136,397                   251,185
     Accretion attributable to convertible preferred stock                         $     149,497                        -
                                                                                   =============             =============

Conversion feature of debentures issued                                            $     150,000                 1,610,000
                                                                                   =============             =============
Conversion feature, detachable warrants and restricted common stock issued in
  conjunction with notes payable to stockholders                                   $     498,576                        -
                                                                                   =============             =============

Borrowings under capital lease obligations                                         $          -                    194,064
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


                              LASERTECHNICS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying condensed consolidated financial statements are unaudited and include the accounts of Lasertechnics, Inc. ("LASX"), the holding company, LASX's wholly owned subsidiary Lasertechnics Marking Corporation ("LMC"), LASX's 96 percent owned subsidiary Sandia Imaging Systems Corporation ("Sandia"), and Sandia's wholly owned French subsidiary Sandia Imaging Systems Europe SA ("Sandia Europe") collectively, (the "Company" or "Lasertechnics"). The Quantrad company, formerly a subsidiary of LASX, has been dissolved. All significant intercompany accounts and transactions have been eliminated. Information contained in the Company's condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1996.

          The Consolidated Balance Sheet at June 30, 1997 and December 31, 1996, the Consolidated Statements of Operations for the three and six month periods ended June 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six month period ended June 30, 1997 and 1996, and changes in cash flow for the six month periods ended June 30, 1997 and 1996 have been made.

          Net loss per common share is based on weighted average common shares outstanding and does not give effect to outstanding common stock options, warrants and convertible debt because their inclusion would be anti-dilutive. Net loss applicable to common stock is derived by adding to consolidated net loss the accretion of conversion discounts and dividends recorded for the Company's preferred stock series A, B, C, D and E.

          Certain reclassifications have been made to prior year amounts in order to present the consolidated financial position and results of operations on a consistent basis.


2.  ISSUANCE OF COMMON STOCK

          During the quarter ended June 30, 1997, a total of 2,257,777 shares of Lasertechnics common stock were issued pursuant to conversions and redemptions of outstanding convertible debentures and preferred stock.

3.  NOTES PAYABLE TO STOCKHOLDER

          During the first quarter of 1997, the Company obtained a commitment for a working capital bridge loan of up to $1,000,000 from Wolfensohn Partners L.P.("Wolfensohn"), the general partner of Wolfensohn Associates L.P., a significant stockholder. On March 27, 1997, the Company made a $250,000 draw on this commitment. In the second quarter the Company made additional draws totaling $750,000 for a total amount payable to Wolfensohn under such bridge loan commitment of $1,000,000. These unsecured notes bore interest at 12% per annum. Interest and principal were due on demand, but if no demand was made, principal and interest became due and payable on December 31, 1997. In the event that the Company completed an equity financing of $5,000,000 or more on or before December 31, 1997, then Wolfensohn had the right to convert the outstanding principal and interest, or a portion thereof, into either the Company's voting common stock, par value $0.01 per share (the "Common Stock"), or non-voting convertible common stock, par value $0.01 per share, at the price per share paid by the investors in such equity financing.

     In connection with this loan, Wolfensohn also received five year warrants to purchase a total of 135,303 shares of the Company's Common Stock. The warrants were exercisable at prices from $0.65625 to $0.96875 or at an alternate rate dependent upon either of the following events: (i) if the Company completed an equity financing of $5,000,000 or more on or before December 31, 1997, the exercise price would equal the price per share at which shares of the Common Stock are issued in such financing, or (ii) if such financing involves convertible or exchangeable securities, the exercise price would equal the price at which such securities could be converted into or exchanged for Common Stock.

     In June 1997, the Wolfensohn bridge loan of $1,000,000 plus accrued interest was converted into an advance under the terms of a new bridge loan financing entered into between the Company, Wolfensohn and J.P. Morgan Investment Corporation ("JPMIC") pursuant to a Note Purchase Agreement dated June 25, 1997 (the "Note Purchase Agreement"). The Note Purchase Agreement provided the Company with additional bridge financing, to be funded 60% by Wolfensohn and 40% by JPMIC. Under the Note Purchase Agreement the Company received additional funding of $833,000 on June 25, 1997, $125,000 on July 9, 1997, $225,000 on July 31, 1997 and $150,000 on August 7, 1997. The Note
Purchase Agreement provides for: (i) an interest rate of 10% per annum for advances by Wolfensohn and 6.64% per annum for advances by JPMIC, with a final maturity of December 31, 1997 for all advances; (ii) issuance to Wolfensohn and JPMIC of an aggregate of 239,964 restricted shares of Common Stock; and (iii) issuance to Wolfensohn and JPMIC of an aggregate of 466,600 Common Stock 3-year warrants at a $0.70 strike price. The Company recorded a discount to equity of approximately $498,000 related to the conversion feature of the outstanding notes payable of $1,833,000 and to the warrants and restricted common stock. Such discount is being accreted to interest expense. Advances under the Note Purchase Agreement are secured by a pledge of all the capital stock of the Company's LMC subsidiary held by the Company. There are no prepayment penalties and the Company is obligated to apply 100% of any proceeds from the sale of assets in excess of $1,000,000 to repayment of any notes issued pursuant to the Note Purchase Agreement. The Company is also obligated to apply the entire proceeds from the sale of the LMC headquarters if sold independently of the disposition of LMC. If the Company does not repay the bridge loan principal and accrued interest by December 31, 1997, the Company will issue Wolfensohn an additional 5% in 3-year warrants and 1% in restricted Common Stock as a late payment fee. The strike price of any such additional warrants would be at the current market price at the time such warrants were issued. In addition, the interest rate will increase by 5% per annum and the notes will be payable on demand. This bridge loan is intended to be senior indebtedness of the Company.

4.  PREFERRED STOCK AND CONVERTIBLE DEBENTURE ISSUANCE

          In May 1997, the Company redeemed $600,000 principal amount of its March 1996 10% Convertible Debentures due March 1999 (the "1996 Debentures") with the proceeds from the private placement of $500,000 principal amount of Series B 10% Convertible Debenture due March 1999 (the "Series B Debenture") with substantially identical terms as the 1996 Debentures and $100,000 in proceeds from the private placement of $500,000 of Series E Convertible Preferred Stock, par value $0.01, (the "Series E Preferred Stock"), with substantially identical terms as the Series D Convertible Preferred Stock, par value $0.01 (the "Series D Preferred Stock"), outstanding. In June 1997, $400,000 of Series D Preferred Stock was redeemed by the Company with the remaining proceeds from the issuance of the Series E Preferred Stock. In connection with the issuance of the Series B Debenture, the Company recorded a discount to equity of $150,000 related to the conversion feature of the debt. Such discount is being accredited to interest expense.

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

6.  SALE OF SUBSIDIARY

          In April, 1997, the Company retained Southport Partners as financial advisor to advise on strategic alternatives for LMC, including the possibility of a disposition or strategic partnership of such subsidiary. The Company has not, however, entered into a definitive agreement with respect to any such transaction, and there can be no assurance that any such transaction will be consummated.

7.  SUBSEQUENT EVENT

     In July 1997, the holders of the 1996 Debentures, Series B Debenture, Series D Preferred stock and Series E Preferred Stock (the "Suspended Securities") agreed to a ninety day suspension of conversion rights on 75% of their holdings beginning July 14, 1997. From October 14, 1997 and thereafter, holders of the Suspended Securities can exercise the suspended portion at a cumulative rate of 20% per month. In exchange for the suspension agreement, the holders received warrants equal to 25% of the aggregate value of the suspended amount for an exercise price of $1.00 per share, and a reduction of the maximum conversion price to $1.00 for the convertible debentures and $1.14 for the convertible preferred stock, from $2.00 and $2.14 respectively. It is expected that the suspension agreement with respect to the Series D and Series E Preferred Stock will be effected by an exchange of the shares of such stock, on a one-for-one basis, for shares of a new series of Convertible Preferred Stock, Series F, $0.01 par value (the "Series F Preferred Stock").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

          Separate Business Units. The summarized financial data of LMC and Sandia as of and for the six-month period ended June 30, 1997, as presented herein, do not necessarily reflect the financial position or results of operations of LMC and Sandia if the two entities had no ownership or management relationships.


                                                                        Consolidated
                                       Marking (LMC)  Imaging (Sandia)     (LASX)
                                       -------------  ----------------  -------------
                                        (Unaudited)     (Unaudited)      (Unaudited)

Sales                                  $  3,702,261         3,479,063      7,181,324
Cost of sales                             2,111,113         1,945,892      4,057,005
                                       ------------       -----------     ----------
Gross profit                              1,591,148         1,533,171      3,124,319

Gross margin %                                   43%               44%            44%

Expenses:
Research and development               $    524,782           899,127      1,423,909
General and administrative                  802,373         1,612,984      2,415,357
Selling and marketing                       698,680         2,086,274      2,784,954
                                       ------------       -----------     ----------
     Operating expenses                   2,025,835         4,598,385      6,624,220

Loss from operations                       (434,687)       (3,065,214)    (3,499,901)
Other expense, net                         (105,007)         (268,477)      (373,484)
                                       ------------       -----------     ----------
Net loss before preferred dividends    $   (539,694)       (3,333,691)    (3,873,385)
                                       ============       ===========     ==========


Current assets                         $  4,946,832         6,173,339     11,120,171
Non-current assets                        2,250,444         2,742,087      4,992,531
                                       ------------       -----------     ----------
                                       $  7,197,276         8,915,426     16,112,702
                                       ============       ===========     ==========

Current liabilities                    $  3,935,875         3,452,180      7,388,055
Inter-co.(receivable) payable           (14,093,588)       14,093,588              -
Long-term liabilities                     2,021,580         1,404,694      3,426,274
Stockholders' equity                     15,333,409       (10,035,036)     5,298,373
                                       ------------       -----------     ----------
                                       $  7,197,276         8,915,426     16,112,702
                                       ============       ===========     ==========


     Sales. Consolidated sales for the six months ended June 30, 1997 were $7,181,324 compared to $7,565,923 for the same period in 1996, a decrease of $384,599 or 5%. Imaging segment sales increased $400,129, or 13%, over the same period last year primarily due to increased unit sales of plastic card printers and related consumables and parts. Marking segment sales decreased $784,728, or 17%, primarily due to a 48% decrease in foreign sales and a 32% decrease in after-market sales primarily because of a one time upgrade project in 1996 at Anheuser-Busch and a delay in the re-introduction of the BlazerJet/TM/ marking system. The Company's net accounts receivable increased $794,074, or 25%, at June 30, 1997 compared to December 31, 1996. This increase is primarily the result of a longer than normal delay in the collection of a contract at the Imaging unit. The delay is the result of the prime contractor requiring more time to complete the installation of the entire card printing systems, however, the Company has fulfilled substantially all of its obligations under this contract. This receivable is considered collectible.

     Cost of Sales. Consolidated cost of sales for the six months ended June 30, 1997 was $4,057,005 compared to $4,830,876 for the same period in 1996, a decrease of $773,871, or 16%. Gross margin was approximately 44% for the six months ended June 30, 1997 and 36% for the same period in 1996. The lower margins in the six months ended June 30, 1996 were primarily due to competitive pricing and increased product costs of custom applications for plastic card printers in the Imaging business.

     Inventory. The Company's inventory decreased $557,350, or 8%, from $6,600,007 at December 31, 1996 to $6,042,657 at June 30, 1997. Marking segment inventory increased approximately $66,000 as a result of purchasing parts for systems on order. Imaging segment inventory decreased $623,596 since December 31, 1996, resulting from delivery of card printer systems in the first quarter which were in inventory at December 31, 1996.

     Research and Development. Consolidated research and development expenses were $1,423,909 for the six months ended June 30, 1997 compared to $1,335,455 for the same period in 1996, an increase of $88,454 or 7%. The increase primarily relates to costs of approximately $131,000 associated with updating the Blazer 6000CE/TM/ and the BlazerJet/TM/ marking system that were offset by lower costs in the Imaging segment, which recorded greater development costs in 1996 related to specific custom products that have since been completed.

     General and Administrative. Consolidated general and administrative expenses were $2,415,357 for the six months ended June 30, 1997 compared to $2,689,961 for the same period in 1996, a net decrease of $274,604 or 10%. This decrease was primarily due to reductions in personnel costs of approximately $87,000 in the Marking segment, plus reductions in personnel costs, travel and consulting in the Sandia segment totaling approximately $186,000.

     Selling and Marketing. Consolidated selling and marketing expenses were $2,784,954 for the six months ended June 30, 1997 compared to $2,690,407 for the same period in 1996, an increase of 94,547 or 3%. Imaging segment's net increases were approximately $357,000 because of increases in marketing expenses related to DataGlyphs(TM) of approximately $309,000, Asia marketing efforts of approximately

$96,000, and increases in sales and marketing expenses of approximately $221,000 related to the Imaging business. These increases were partially offset by decreases in selling expenses and support personnel and related expenses in Sandia's Europe operation of approximately $269,000. Sales and marketing expenses in the Marking segment decreased approximately $263,000 primarily due to lower personnel and related travel and trade show expenses because management has delayed the replacement of personnel lost through attrition.

     Other Income (Expense). Other expense, consisting primarily of interest expense, for the six months ended June 30, 1997 was $373,484 compared to $896,179 for the same period in 1996. Because of conversions of certain convertible debentures which were sold by the Company in October 1995 and March 1996, the Company has recorded less interest expense and less amortization of the related placement fee expenses and debenture discount in the first six months of 1997.

     Net Results. The consolidated net loss for the six months ended June 30, 1997 was $3,873,385 compared to the $5,876,955 loss incurred in the same period of 1996. This reduction reflects the improved gross margin and lower general and administrative and other expenses which were partially offset by the increase in selling and marketing expense.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Sales. Consolidated sales for the three months ended June 30, 1997 were $2,591,537 compared to $3,454,222 for the same period in 1996, a decrease of $862,685 or 25%. Imaging segment sales decreased $678,000, or 74%, over the same period last year primarily due to delays in shipments of plastic card printers which are now expected to be delivered in the third quarter; however, sales of related consumables and parts remained strong. Marking segment sales decreased $185,000, or 12%, attributable to delays in re-introduction of the BlazerJet/TM/ and completion of a large upgrade of marking systems at a major customer. The Company's net trade accounts receivable decreased $1,119,900, or 22%, at June 30, 1997 compared to June 30, 1996, a decrease resulting primarily from lower sales in the second quarter of 1997 as compared to the same quarter of 1996.

     Cost of Sales. Consolidated cost of sales for the three months ended June 30, 1997 was $1,394,433 compared to $2,138,369 for the same period in 1996, a decrease of $743,936 or 35%. This decrease is consistent with lower sales at the Imaging unit for the quarter combined with a higher gross margin percentage. Gross margin as a percentage of sales was approximately 46% for the three months ended June 30, 1997 and 38% for the same period in 1996. The lower margins in the same quarter of 1996 were primarily due to competitive pricing and the increased cost of producing application-specific plastic card printers in the Imaging business.

     Research and Development. Consolidated research and development expenses were $670,658 for the three months ended June 30, 1997 compared to $592,830 for the same period in 1996, an increase of 13%. The increase is primarily attributable to the Marking segment's improvements in the Blazer 6000CE/TM/ and the BlazerJet/TM/

     General and Administrative. Consolidated general and administrative expenses were $1,412,856 for the three months ended June 30, 1997 compared to $1,451,146 for the same period in 1996, a decrease of 38,290 or 3%. This change was due primarily to the Marking segment reduction of personnel and related expenses of approximately $101,000, offset by slightly higher costs of approximately $65,000 in various areas at the Sandia segment.

     Selling and Marketing. Consolidated selling and marketing expenses were $1,316,365 for the three months ended June 30, 1997 compared to $1,502,407 for the same period in 1996, a decrease of $186,042 or 12%. This decrease is primarily due to lower personnel and related travel costs because management has delayed the replacement of personnel lost through attrition in the Marking business.

     Other Income (Expense). Other expense, consisting primarily of interest expense, for the three months ended June 30, 1997 was $179,997 compared to $598,240 for the same period in 1996. Interest expense decreased $505,845 from the same quarter of 1996 due to lower average total debt outstanding, including convertible debentures, as a result of debt redemptions and conversions to Common Stock during 1996 and 1997.

     Net Results. The consolidated net loss for the three months ended June 30, 1997 was $2,382,772 compared to the $3,929,965 loss incurred in the three months ended June 30, 1996. This loss reduction reflects the improved gross margin, lower general and administrative expenses, lower selling and marketing expenses, and lower other expenses, partially offset by the decrease in revenue and the small increase in research and development expense as discussed in the related topics above.


Liquidity and Capital Resources

     Since inception the Company has utilized the proceeds from a number of public and private sales of its equity and debt securities and the exercise of options and warrants to meet its working capital requirements.

     Cash and cash equivalents decreased $1,109,280 at June 30, 1997 compared to December 31, 1996. Financing activities generated net cash of $1,654,047 principally from borrowings under financing agreements. Operating activities used net cash of $2,548,792 principally to support the loss of $3,873,385 and the increase of $801,801 in accounts receivable, offset in part by the $1,274,480 increase in accounts payable and $557,350 decrease in inventory. Capital expenditures amounted to $214,535 compared to $124,023 for the same period in 1996. The increase is the result of an increase in demonstration equipment necessary for the increased sales effort.

     The Company's operations in the second quarter of 1997 continued to generate losses primarily due to operating expenses remaining at a higher level compared to the sales volume achieved and lower than expected sales in both the Imaging and Marking businesses.

     The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company anticipates that its existing working capital resources and revenues from operations, together with the $2,333,000 in bridge financing provided in June and July, 1997 by two stockholders of the Company and any proceeds resulting from the possible sale of its Marking unit, and the sale or refinancing of the Marking units headquarters facility in Albuquerque, New Mexico, will be adequate to satisfy its working capital requirements into 1998. The Company's actual working capital needs will depend upon numerous factors, however, including actual expenditures and revenues generated from its operations as compared to its business plan, none of which can be predicted with certainty, and there can be no assurance that the Company will not require additional funding prior to 1998. If the Company's losses continue, the Company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of assets or securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms which are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into any such strategic or other financial transactions. Currently, the Company has no existing commitments for any additional external short-term or long-term financing.

     In 1983, the City of Albuquerque, New Mexico issued 8% tax-exempt industrial development revenue bonds in connection with a 25-year capital lease of LMC's headquarters facility. The principal amount outstanding as of June 30, 1997 was $1,023,469. Pursuant to its agreement with the City of Albuquerque, Lasertechnics is required to maintain a current ratio of at least 1 to 1. At June 30, 1997, Lasertechnics' current ratio was 1.5 to 1 which is in compliance with the lease terms.

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

Nasdaq Listing

     Lasertechnics' Common Stock is listed on the Nasdaq SmallCap Market, which requires a minimum stockholders' equity of $1,000,000 and tangible assets of $2,000,000 for continued listing. Because Lasertechnics' stockholders' equity fell below this limit at September 30, 1995, Nasdaq temporarily put the Company's stock on a conditional listing until a new minimum of $2,450,000 in equity was met on December 30, 1995. This was accomplished through the conversion of an aggregate of $1,045,342 of convertible subordinated debentures of the Company and the issuance of Series C Convertible Preferred Stock. On January 2, 1996, Nasdaq removed the conditional listing and lowered the stockholders' equity requirement to $1,000,000. While management believes that in the event of future losses the Company will be able to obtain additional equity financing to preserve such listing, there can be no assurance that the Company will be able to do so.

     In the event the Common Stock were delisted by Nasdaq, trading, if any, would be conducted in the over-the-counter market on the NASD's electronic bulletin board in what are commonly referred to as the pink sheets. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, the Common Stock would be subject to rules promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") applicable to penny stocks. The Securities and Exchange Commission (the "Commission") has adopted regulations that generally define a "penny stock" to be an equity security that has a market price (as defined) or exercise price of less than $5.00 per share, subject to certain exceptions. By virtue of being listed on the Nasdaq SmallCap Market, the Company's Common Stock is currently exempt from the definition of "penny stock." If, however, the Common Stock is removed from Nasdaq, the Company's securities may become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Consequently, the penny stock rules may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers in the offering to sell their securities in the secondary market.

Shares Eligible for Future Sale; Convertible Securities and Warrants

     Future sales of Common Stock in the public market by existing stockholders, warrantholders and holders of convertible securities could adversely affect the market price of Lasertechnics' Common Stock. At June 30, 1997, an aggregate of 29,806,294 shares of Common Stock were freely tradable without restriction under the Securities Act of 1933 (the "Securities Act"). In addition, up to 11,876,294 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

     Lasertechnics has reserved approximately 10,200,000 shares of Common Stock for issuance upon the exercise of outstanding convertible securities and warrants. Lasertechnics has also reserved 1,150,000 shares of Common Stock for issuance to key employees, officers, directors and consultants pursuant to the Company's benefit plans. The Company's 10% Convertible Debentures due March 1, 1999 (the "1996 Debentures"), in the original principal amount of $5,500,000, and the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock"), in the original stated amount of $8,350,000, became or will become convertible in full into Common Stock at various times during 1996 and 1997. As of June 30, 1997, an aggregate of $4,150,000 principal amount of the 1996 Debentures and $5,620,000 stated amount of Series D Preferred Stock have been converted since the issuance of such convertible securities, resulting in the issuance of 11,379,382 shares of Common Stock in the aggregate. The conversion price for the 1996 Debentures is equal to the lesser of (i) $2.00 or (ii) a variable conversion rate equal to 85% of the average closing bid price for the Common Stock for the five trading days prior to conversion (the "Variable Conversion Rate"). The conversion price for the Series D Preferred Stock is equal to the lesser of (i) $2.1406 or (ii) a variable conversion rate equal to 85% of the average closing bid price for the Common Stock for the ten trading days prior to the conversion date. These variable conversion rates for the 1996 Debentures and the Series D Preferred Stock would result in substantial dilution to the existing stockholders of the Company if converted at the current trading price of the Company's Common Stock. This potential dilution may also adversely affect the Company's ability to raise additional financing on favorable terms in the future. In addition, because the conversion prices are variable, Lasertechnics is unable to determine whether the number of shares it has reserved or its remaining authorized shares of Common Stock will be sufficient to satisfy all future requirements for the issuance of shares of Common Stock upon conversion of the 1996 Debentures and Series D Preferred Stock. The governing instruments for both the Series D Preferred and the 1996 Debentures include substantial penalties in the event that the Company has insufficient authorized or reserved shares to satisfy the conversion requirements of the Series D Preferred Stock and the 1996 Debentures.

     Upon receipt of the holder's notice of conversion in May 1997, $600,000 principal amount of 1996 Debentures was redeemed by the Company with (i) the proceeds from the private placement to a single new investor of the Company's Series B Convertible Debenture, due March 1999 in the principal amount of $500,000 and (ii) $100,000 in proceeds from the private placement of $500,000 of a new series of Convertible Preferred Stock Series E, $0.01 par value (the "Series E Preferred Stock") with a single new investor. The Series E Preferred Stock has substantially identical terms as the Series D Preferred Stock and the Series B Convertible Debenture has substantially identical terms as the 1996 Debentures. In June 1997, $400,000 of Series D Preferred Stock was redeemed by the Company, upon receipt of the holder's notice of conversion, with the remaining proceeds from the sale of Series E Preferred Stock. An aggregate of 319,127 shares of the Company's Common Stock was issued in satisfaction of accrued interest, dividends and redemption premium in connection with these redemptions.

     In July 1997, the holders of the 1996 Debentures and the Series B Debentures and the Series D and Series E convertible preferred stock agreed to a ninety day suspension of conversion rights of 75% of their respective holdings beginning July 14, 1997. Thereafter, holders can exercise the suspended portion at the rate of 20% per month cumulatively. In exchange for the suspension agreement, the holders received warrants equal to 25% of the suspended amount at a $1.00 strike price, and a reduction of the maximum conversion price to $1.00 for the convertible debentures and $1.14 for the convertible preferred stock, from $2.00 and $2.1406 respectively. It is expected that the suspension agreement with respect to the Series D and Series E Preferred Stock will be effected by an exchange of the shares of such stock, on a one-for-one basis, for shares of a new series of Convertible Preferred Stock, Series F, $0.01 par value (the "Series F Preferred Stock"). The terms of the Series F Preferred Stock are substantially identical to the terms of the Series D and Series E Preferred Stock, except as necessary to reflect the terms of the suspension agreement described above. Upon the issuance of the Series F Preferred Stock in such exchange, all of the outstanding shares of Series D and Series E Preferred Stock will be cancelled, and thereafter shall revert to the status of authorized but unissued shares of preferred stock of no particular designation.

                          Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

     As previously reported, on February 28, 1996, an investor group filed suit against the Company in the United States District Court for the Southern District of New York. This lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 1,400,000 shares of the Company's Common Stock at a price of $.495 per share. The option had been granted to the Company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day, the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former President and CEO and was not transferable to third-parties. The lawsuit seeks issuance and registration of the 1,400,000 shares upon payment of the exercise price, or in the alternative, monetary damages which the investor group alleges to be not less than $2,800,000. On May 1, 1996 the Company moved to dismiss the complaint on the grounds that the court in New York lacked personal jurisdiction over the Company. The court denied the motion to dismiss by order dated June 10, 1997. Subsequently, the Company filed an answer, denying the material allegations of the complaint and asserting various defenses. The case is proceeding through discovery. Plaintiffs have been granted permission to move for partial summary judgment on the question of liability, as to whether or not the option was assignable. The Company will oppose any such motion. The Company believes the claim is without merit and will vigorously oppose it. During this reporting period, there have been no material developments regarding this matter.

ITEM 2.     CHANGES IN SECURITIES.

     During the period covered by this report, the Company sold the following securities without registration under the Securities Act (other than unregistered sales made in reliance on Regulation S):

     1. 22,989 shares of Common Stock were issued in January 1997 to the Chairman of the Board as 1996 compensation, at an aggregate value of $40,000, as determined by the Board of Directors of the Company based on the market price of the Common Stock on the date of grant. These shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act, and an appropriate restrictive legend was affixed to the certificates representing such shares.

     2. At various times throughout the six months ended June 30, 1997, an aggregate of 1,385,349 and 4,298,896 shares of Common Stock were issued upon the conversion of the Company's outstanding 1996 Debentures and Series D Preferred Stock respectively, in accordance with the terms thereof. The conversion price and related terms of the 1996 Debentures are described in Part 1 of this report,
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Shares Eligible for Future Sale; Convertible Securities and Warrants." These shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act. An appropriate restrictive legend was affixed to the certificates representing such shares, except for shares resold by the holders thereof pursuant to the Company's effective resale shelf Registration Statement on Form S-3.

     3. In June 1997, the Company issued 50 shares of Series E Preferred Stock, par value $0.01 per share (the "Series E Preferred Stock") to H. T. Ardinger for an aggregate purchase price of $500,000 (the "Series E Issuance"). The Series E Preferred Stock has substantially identical terms as the Company's Series D Preferred Stock. In connection with the Series E Issuance, the Company redeemed certain shares of Series D Preferred Stock at a cost of $400,000. The Series E Issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4 (2) thereof as a transaction not involving any public offering.

     4. In April 1997, a five-year warrant to purchase a total of 25,806 shares of Common Stock was issued to Wolfensohn Associates, L.P. ("Wolfensohn"), in connection with a bridge financing provided by Wolfensohn. This warrant was canceled in connection with the June 1997 bridge financing provided by Wolfensohn and another stockholder of the Company. (See 5, below)

     5. 239,964 shares of Common Stock, and 3-year warrants to purchase a total of 466,000 shares of Common Stock, were issued to Wolfensohn and JPMIC in connection with a bridge financing provided by Wolfensohn and JPMIC, pursuant to a Note Purchase Agreement dated June 25, 1997. The terms of the bridge financing and the exercise price and related terms of the warrants are described in footnote 3 to the condensed financial statements of the Company included in Part 1 of this report. These securities were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act, and an appropriate restrictive legend was affixed to the warrant certificate. (See 4, above)

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


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


      4.3      --Certificate of Designation of Lasertechnics Series E Preferred
               Stock.*

      4.4 --Certificate of Designation of Lasertechnics Series F Preferred Stock and Certificate of Correction.*


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

    10.13 --Demand Promissory Note issued to Wolfensohn Associates L.P., dated March 27, 1997.

    10.14 --Warrant to purchase shares of Lasertechnics Common Stock issued to Wolfensohn Associates L.P., dated March 27, 1997.

    10.15 --Note Purchase Agreement, dated June 25, 1997, by and among Lasertechnics, J.P. Morgan Investment Corporation and Wolfensohn Associates, L.P.*

  ______________
  *Filed herewith.


(b)    Reports on Form 8-K
            None

                                  SIGNATURES
                                  ----------

  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LASERTECHNICS, INC.


Dated:  August  14, 1997            By:  /s/ RICHARD C. E. MORGAN
               ---                       ----------------------------
                                         Richard C. E. Morgan
                                         Chairman of the Board &
                                         Chief Executive Officer


Date:  August 14, 1997              By:  /s/ E.A.  MILO MATTORANO
             ---                         ----------------------------
                                         E.A. Milo Mattorano
                                         Vice President and
                                         Chief Financial Officer