Form 10QSB
period 1997-09-30
LASERTECHNICS INC
filed 1997-11-13
CIK 710597

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(Mark one)
    (x)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended   September 30, 1997
                                               ------------------
                                      OR

    ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to
                                                 ---------   --------

                        Commission file number  0-11933
                                                -------
                              LASERTECHNICS, INC.
       (Exact name of small business issuer as specified in its charter)

               Delaware                                        85-0294536
    (State or other jurisdiction of                          (I.R.S Employer
     incorporation or organization)                        Identification No.)

          3208 Commander Drive                                     75006
           Carrollton, Texas                                     (Zip Code)
(Address of principal executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock outstanding on November 6, 1997: 44,615,289. Shares of non-voting convertible common stock outstanding on November 6, 1997: 2,249,842.

Transitional Small Business Disclosure Format (Check One);     Yes     No  X
                                                                   ----   ----

                              LASERTECHNICS, INC.

                                     INDEX

                                                                 Page
                                                                  No.
                                                                 ----
PART I.  FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements:
         Consolidated Balance Sheets at September 30, 1997
          and December 31, 1996...................................   3
         Consolidated Statements of Operations for the nine months
          ended September 30, 1997 and 1996.......................   5
         Consolidated Statements of Operations for the three
          months ended September 30, 1997 and 1996................   6
         Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1997 and 1996................   7

 Item 2. Managements's Discussion and Analysis of Financial
          Conditions and Results of Operations....................  13


PART II.     OTHER INFORMATION....................................  21

 Item 1.     Legal Proceedings

 Item 2.     Changes in Securities

 Item 6.     Exhibits and Reports on Form 8-K

Signatures........................................................  26

                    PART 1. CONDENSED FINANCIAL INFORMATION

Item 1.   Financial Statements

                      LASERTECHNICS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  September 30,  December 31,
                                                      1997           1996
                                                  ------------   ------------
                               ASSETS
Current assets:
        Cash and cash equivalents                  $   640,107      1,598,744
        Accounts receivable - trade, less
          allowance for doubtful accounts
          of $812,603 in 1997 and $357,136
          in 1996                                    2,879,386      3,196,943
        Inventory                                    5,517,862      6,600,007
        Prepaid expenses and other                     491,798        998,445
                                                   -----------    -----------
             Total current assets                    9,529,153     12,394,139
                                                   -----------    -----------
        Property, plant & equipment, net             3,054,019      3,334,277
        Goodwill                                       110,982        172,510
        Other assets                                 1,593,844      1,760,931
                                                   -----------    -----------
             Total assets                          $14,287,998     17,661,857
                                                   ===========    ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Notes payable to stockholders (note 3)     $ 3,289,077              -
        Notes payable                                  926,258        775,292
        Accounts payable                             2,864,549      1,369,818
        Accrued payroll and related expenses           300,888        495,112
        Customer advances                              153,719        436,249
        Product warranty reserve                       538,453        516,783
        Capital lease obligations, current             211,106        225,676
        Dividends payable                              664,815        356,182
        Other accrued liabilities                      672,048      1,153,199
                                                   -----------    -----------
             Total current liabilities               9,620,913      5,328,311
                                                   -----------    -----------
Convertible debentures (note 4)                      1,157,224      1,768,965
Capital lease obligations, noncurrent                  762,576        927,411
Note payable - long term                             1,400,000      1,400,000
Other                                                    4,694        149,387
                                                   -----------    -----------
             Total liabilities                     $12,945,407      9,574,074
                                                   -----------    -----------


                                                                   (Continued)


               See accompanying notes to condensed consolidated
                             financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)



                                                                       September 30,     December 31,
                                                                           1997              1996
                                                                       ------------      -----------
Stockholders' equity (notes 3 and 4):
Convertible preferred stock, no par;
         7,000,000 shares authorized in 1997 and 1996

        Series A:  $1.30 stated value; 1,153,846
          shares outstanding in 1997 and 1996                           $  1,500,000       1,500,000

         Series B:  $1.42 stated value; 1,056,338
          shares outstanding in 1997 and 1996                              1,500,000       1,500,000

         Series C:  $1.51 stated value; 708,530
          shares outstanding in 1997 and 1996                              1,069,880       1,069,880

         Series D:  $10,000.00 stated value; exchanged for
           Series F in 1997, 585 shares outstanding in 1996,                       -       6,049,314

         Series F:  $10,000.00 stated value; 239 shares
           outstanding in 1997 and none in 1996                            2,552,297               -

Common stock, $.01 par value, 56,750,000 shares authorized
          in 1997 and 1996; 44,615,289 shares issued
          and outstanding in 1997 and 37,133,514 in 1996                     446,153         371,335

Nonvoting convertible common stock, $.01 par value
        shares authorized in 1997 and 1996; 2,249,842
        shares issued and outstanding in 1997 and 1996.  Convertible
        into common stock on a one share for one share basis                  22,499          22,499

Paid-in Capital                                                           53,360,410      47,753,080
Accumulated deficit                                                      (59,108,648)    (50,178,325)
                                                                        ------------    ------------
             Total stockholders' equity                                    1,342,591       8,087,783

                                                                        ------------    ------------

             Total liabilities and stockholders' equity                 $ 14,287,998      17,661,857
                                                                        ============    ============



    See accompanying notes to condensed consolidated financial statements.

                      LASERTECHNICS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                       1997             1996
                                                   ------------    ------------
Sales                                              $  9,163,813      14,818,140
Cost of sales                                         6,032,332      10,490,228
                                                   ------------    ------------

        Gross Profit                                  3,131,481       4,327,912

Expenses:
        Research and development                      1,974,518       2,301,910
        General and administrative                    3,912,620       4,032,894
        Selling and marketing                         4,669,677       4,073,993
        Loss on contract settlement                                   1,000,000
                                                   ------------    ------------
             Operating expenses                      10,556,815      11,408,797
                                                   ------------    ------------
             Loss from operations                    (7,425,334)     (7,080,885)
                                                   ------------    ------------

Other income (expense):
        Interest income                                  16,300          53,249
        Interest expense                             (1,044,878)     (1,192,395)
        Other                                            31,196         142,555
                                                   ------------    ------------
             Other expense, net                        (997,382)       (996,591)
                                                   ------------    ------------

             Net loss                                (8,422,716)     (8,077,476)

Preferred stock dividend requirements                  (507,607)       (417,025)
                                                   ------------    ------------

             Net loss applicable to common stock   $ (8,930,323)     (8,494,501)
                                                   ============    ============


Net loss per share                                 $      (0.20)          (0.26)
                                                   ============    ============

        Shares of common stock used in computing
          net loss per share (note 1)                43,824,795      33,095,445
                                                   ============    ============



    See accompanying notes to condensed consolidated financial statements.

                       LASERTECHNICS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months    Three Months
                                                      Ended           Ended
                                                  September 30,    September 30,
                                                       1997             1996
                                                  -------------    -------------

Sales                                              $  1,982,489       7,252,217
Cost of sales                                         1,975,327       5,659,352
                                                   ------------    ------------

        Gross Profit                                      7,162       1,592,865

Expenses:
        Research and development                        550,609         966,455
        General and administrative                    1,497,263       1,342,933
        Selling and marketing                         1,884,723       1,383,586
        Loss on contract settlement                           -               -
                                                   ------------    ------------
             Operating expenses                       3,932,595       3,692,974
                                                   ------------    ------------
             Loss from operations                    (3,925,433)     (2,100,109)
                                                   ------------    ------------

Other income (expense):
        Interest income                                   1,982          23,839
        Interest expense                               (652,154)       (223,692)
        Other                                            26,274          99,441
                                                   ------------    ------------
             Other expense, net                        (623,898)       (100,412)
                                                   ------------    ------------

             Net loss                                (4,549,331)     (2,200,521)

Preferred stock dividend requirements                  (153,485)       (215,647)
                                                   ------------    ------------

             Net loss applicable to common stock   $ (4,702,816)     (2,416,168)
                                                   ============    ============


Net loss per share                                 $      (0.10)          (0.07)
                                                   ============    ============

        Shares of common stock used in computing
         net loss per share (note 1)                 45,010,641      35,010,585
                                                   ============    ============







    See accompanying notes to condensed consolidated financial statements.

                        LASERTECHNICS INC. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                 Nine Months     Nine Months
                                                                    Ended            Ended
                                                                 September 30,   September 30,
                                                                      1997           1996
                                                                 -------------   -------------
Cash flows from operating activities:
     Net loss                                                    $ (8,422,716)   $ (8,077,476)
         Adjustments to reconcile net loss to net cash
           used by operating activities:
             Depreciation and amortization                            386,050         448,552
             Provision for losses on accounts receivable              529,314         129,966
             Provision for product warranty reserve                   255,660         317,555
             Amortization of financing discount and
               issuance costs                                         259,850         633,519
             Accrued interest on convertible debentures               118,890         451,449
             Non-cash compensation                                     40,000               -
             (Increase) decrease in:
                Accounts receivable                                  (211,757)     (2,082,462)
                Inventory                                           1,082,145      (1,328,734)
                Prepaid expenses and other                            551,082        (180,485)
                Other assets                                           32,722         (24,394)
             Increase (decrease) in:
                Accounts payable                                    1,494,731        (110,769)
                Customer advances                                    (282,530)         15,661
                Accrued payroll and related expenses                 (194,224)       (172,084)
                Product warranty reserve                             (233,990)       (262,900)
                Other current liabilities                            (481,151)        474,383
                Other liabilities                                    (144,693)        377,790
                                                                 ------------    ------------
                     Net cash used by operating activities         (5,220,617)     (9,390,429)

Cash flows from investing activities:
     Capital expenditures                                             (44,264)       (304,086)
                                                                 ------------    ------------

Cash flows from financing activities:
     Borrowings under financing agreements                          4,363,477       1,700,000
     Principal payments on financing agreements                       150,966      (1,900,000)
     Proceeds from issuance of convertible debentures                 500,000       5,500,000
     Redemption of convertible debentures                            (600,000)              -
     Convertible debenture issuance costs                                   -        (385,000)
     Redemption of convertible preferred stock                       (880,000)              -
     Principal payments on capital lease obligations                 (179,405)       (168,138)
     Net proceeds from issuance of preferred and common stock         951,206       7,691,475
                                                                 ------------    ------------
                     Net cash provided by financing activities      4,306,244      12,438,337

                     Net increase (decrease) in cash and
                       cash equivalents                              (958,637)      2,743,822

Cash and cash equivalents, beginning of period                      1,598,744       1,892,357
                                                                 ------------    ------------
Cash and cash equivalents, end of period                         $    640,107    $  4,636,179
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

                        LASERTECHNICS INC. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                        Nine Months    Nine Months
                                                                           Ended          Ended
                                                                       September 30,  September 30,
                                                                           1997           1996
                                                                       -------------  -------------
Supplemental information:
     Cash paid during the year for interest                               $  146,838        112,059
                                                                          ==========     ==========

     Conversions to stock:
         Debentures, net of unamortized discount and expenses                486,866      5,534,873
         Accrued interest                                                    163,685        386,201
         Accretion attributable to Series D convertible preferred stock   $  198,974        111,638
                                                                          ==========     ==========

     Conversion feature of debentures issued                              $  150,000      1,610,000
                                                                          ==========     ==========

     Conversion feature, detachable warrants and restricted common
         stock issued in connection with notes payable to stockholders    $1,074,400              -
                                                                          ==========     ==========

     Borrowings under capital lease obligations                           $        -        194,064
                                                                          ==========     ==========



    See accompanying notes to condensed consolidated financial statements.

                              LASERTECHNICS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Condensed Consolidated Financial Statements

     The accompanying condensed consolidated financial statements are unaudited and include the accounts of Lasertechnics, Inc. ("LASX"), the holding company, LASX's wholly owned subsidiary Lasertechnics Marking Corporation ("LMC"), LASX's 96 percent owned subsidiary Sandia Imaging Systems Corporation ("Sandia"), and Sandia's wholly owned French subsidiary Sandia Imaging Systems Europe SA ("Sandia Europe"). As used herein, the terms "Company" and "Lasertechnics" refer to LASX and its consolidated subsidiaries unless the context otherwise requires. All significant intercompany accounts and transactions have been eliminated. Information contained in the Company's condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1996.

     The Consolidated Balance Sheet at September 30, 1997 and December 31, 1996, the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine month period ended September 30, 1997 and 1996, and changes in cash flow for the nine month periods ended September 30, 1997 and 1996 have been made.

     Net loss per common share is based on weighted average common shares outstanding and does not give effect to outstanding common stock options, warrants and convertible debt because their inclusion would be anti-dilutive. Net loss applicable to common stock is derived by adding to consolidated net loss the accretion of conversion discounts and dividends recorded for the Company's preferred stock series A, B, C, D, E and F.

     Certain reclassifications have been made to prior year amounts in order to present the consolidated financial position and results of operations on a consistent basis.

2.  Issuance of Common Stock

     During the quarter ended September 30, 1997, a total of 1,774,428 shares of Lasertechnics common stock were issued pursuant to conversions and redemption of outstanding convertible debentures and preferred stock, and pursuant to the note purchase agreement described in note 3.

3.  Notes Payable to Stockholder

     During the first quarter of 1997, the Company obtained a commitment for a working capital bridge loan of up to $1,000,000 from Wolfensohn Partners L.P.("Wolfensohn"), the general partner of Wolfensohn Associates L.P., a significant stockholder. On March 27, 1997, the Company made a $250,000 draw on this commitment. In the second quarter the Company made additional draws totaling $750,000 for a total amount payable of $1,000,000 to Wolfensohn under such bridge loan commitment. These unsecured notes bore interest at 12% per annum. Interest and principal were due on demand, but if no demand was made, principal and interest become due and payable on December 31, 1997. In the event that the Company completed an equity financing of $5,000,000 or more on or before December 31, 1997, then Wolfensohn had the right to convert the outstanding principal and interest, or a portion thereof, into either the Company's voting common stock, par value $0.01 per share (the "Common Stock"), or non-voting convertible common stock, par value $0.01 per share, at the price per share paid by the investors in such equity financing.

     In June 1997, the Wolfensohn bridge loan of $1,000,000 plus accrued interest was converted into an advance under the terms of a new bridge loan financing provided to the Company by Wolfensohn and J.P. Morgan Investment Corporation ("JPMIC") pursuant to a Note Purchase Agreement dated June 25, 1997 (the "Note Purchase Agreement"). The Note Purchase Agreement provided the Company with additional bridge financing, to be funded 60% by Wolfensohn and 40% by JPMIC. Under the Note Purchase Agreement the Company received additional funding of $2,000,000 during the third quarter ended September 30, 1997. The Note Purchase Agreement provides for: (i) an interest rate of 10% per annum for advances by Wolfensohn and 6.64% per annum for advances by JPMIC, with a final maturity of December 31, 1997 for all advances; (ii) issuance to Wolfensohn and JPMIC of an aggregate of 298,285 restricted shares of Common Stock; and (iii) issuance to Wolfensohn and JPMIC of an aggregate of 580,000 Common Stock 3-year warrants at a $0.70 strike price. The Company recorded a discount to equity of approximately $816,000 related to the conversion feature of the outstanding notes payable of $3,000,000 plus accrued interest of $20,223, and to the warrants and restricted common stock. Such discount is being accreted to interest expense. Advances under the Note Purchase Agreement are secured by a pledge of all the capital stock of the Company's LMC subsidiary held by the Company. There are no prepayment penalties and the Company is obligated to apply 100% of any proceeds from the sale of assets in excess of $1,000,000 to repayment of any notes issued pursuant to the Note Purchase Agreement. The Company is also obligated to apply the entire proceeds from the sale of the LMC headquarters if sold independently of the disposition of LMC. If the Company does not repay the bridge loan principal and accrued interest by December 31, 1997, the Company will issue Wolfensohn and JPMIC, as a late payment fee, (i) additional 3-year warrants with an aggregate strike price equal to 5% of the unpaid principal under the notes and (ii) additional shares of restricted Common Stock having an aggregate market value on the date of issuance equal to 1% of such unpaid principal amount. The strike price of any such additional warrants would be at the current market price at the time such warrants were issued. In addition, the interest rate will increase by 5% per annum, and the notes will be payable on demand. This bridge loan is intended to be senior indebtedness of the Company.

     In September the Company entered into a new note purchase agreement with Wolfensohn to fund the Company's operations until suitable outside financing can be obtained. The Company's draws under this agreement were $950,000 as of September 30, 1997. The Company recorded a discount to equity of approximately $258,400 related to the conversion feature of the outstanding notes payable of $950,000 and to the warrants and restricted common stock. Such discount is being accreted to interest expense. The Company had additional draws of $1,302,000 as of October 31, 1997 for a total of $2,252,000. The new note purchase agreement has the same terms as the Note Purchase Agreement except the Company has pledged all Inventory and Accounts Receivable of its Sandia subsidiary.

4.  Preferred Stock and Convertible Debenture Issuance

     In May 1997, the Company redeemed $600,000 principal amount of its March 1996 10% Convertible Debentures due March 1999 (the "1996 Debentures") with the proceeds from the private placement of $500,000 principal amount of Series B 10% Convertible Debenture due March 1999 (the "Series B Debenture") with substantially identical terms as the 1996 Debentures and $100,000 in proceeds from the private placement of $500,000 of Series E Convertible Preferred Stock, par value $0.01, (the "Series E Preferred Stock"), with substantially identical terms as the Series D Convertible Preferred Stock, par value $0.01 (the "Series D Preferred Stock"), outstanding. In June 1997, $400,000 of Series D Preferred Stock was redeemed by the Company with the remaining proceeds from the issuance of the Series E Preferred Stock. In connection with the issuance of the Series B Debenture, the Company recorded a discount to equity of $150,000 related to the conversion feature of the debt. Such discount is being accreted to interest expense.

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

     The suspension agreement with respect to the Series D and Series E Convertible Preferred Stock was effected by an exchange of the shares of such stock, on a one-for-one basis, for shares of a new series of Convertible Preferred Stock, Series F, $0.01 par value (the "Series F Preferred Stock"). The terms of the Series F Preferred Stock are substantially identical to the terms of the Series D and Series E Preferred Stock, except as necessary to reflect the terms of the suspension agreement described above. Upon the issuance of the Series F Preferred Stock in the exchange, all of the outstanding shares of Series D and Series E Preferred Stock were cancelled, and thereafter reverted to the status of authorized but unissued shares of preferred stock of no particular designation.

     In July 1997, $480,000 principal amount of Series D Preferred Stock was redeemed by the Company, upon receipt of the holder's notice of conversion, with the proceeds from the private placement to a single investor of $480,000 principal amount of a Series F Preferred Stock.

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

6.  Sale of Subsidiary

     In April, 1997, the Company retained Southport Partners as financial advisor to advise on strategic alternatives for LMC, including the possibility of a disposition or strategic partnership of such subsidiary. The Company disengaged Southport Partners as financial advisor in September 1997. The Company is continuing to explore possible strategic alternatives for LMC, but it has not entered into a definitive agreement with respect to any such transaction, and there can be no assurance that any such transaction will be consummated.

7.  Subsequent Events

    Proposed Restructuring

    On November 10, 1997, the Company announced a proposed restructuring plan. The plan consists of (i) the proposed acquisition of certain software and hardware technology from XL Vision ("XLV", an affiliate of Safeguard Scientifics, Inc., for $10 million in Company common stock, valued at $.50 per share; (ii) a plan to seek up to $10 million in additional financing, including a commitment for up to $4 million from an affiliate of an existing investor; and
(iii) the reorganization of the Company's Sandia Imaging Systems subsidiary into two divisions. The proposed restructuring plan is subject to the negotiation, execution and delivery of definitive documents with XLV and other parties and other conditions.

     Technology Acquisition. On November 10, 1997, the Company and XLV entered into a letter of intent with respect to the acquisition by the Company of certain technology, including a series of temporal and spatial optical butting techniques and modular 2D digital camera technology. The Company plans to use such technologies to develop card readers for the corporate security and access control markets and the like. The Company will issue to XLV up to 20 million shares of common stock, valued at $.50 per share, to pay for the acquired technology and certain related rights, subject to achievement of agreed development milestones and other conditions. The letter of intent is not a binding acquisition agreement and is subject to the satisfactory completion of due diligence by each party, the negotiation, execution and delivery of definitive documents, and the approval of the Company's stockholders.

    Proposed Financing. On November 10, 1997, the Company announced that it expected to require approximately $10 million of additional financing over the following 12 months. The Company has received a commitment for up to $4 million of new financing from an affiliate of an existing institutional investor, subject to definitive documentation and other customary conditions to funding. The Company is currently in discussions with other existing and potential corporate and institutional investors, and believes that the Company will be able to obtain the additional funding required; however, no other commitments have been received by the Company for such funding, and there can be no assurances that such funding will be available on terms satisfactory to the Company, or on any terms. The Company is also planning a rights offering to give current stockholders an opportunity to participate in the Company's proposed financing. To the extent subscribed, proceeds from the rights offering would be applied to the Company's capital requirements and would substitute for other funding alternatives. The Company currently expects to use the proceeds of such financing activities to funding its transition to the revised business plans described herein, to finance projected operating cash flow deficits and, if sufficient funds are available, to repay existing bridge loans and/or redeem outstanding convertible securities.

Reorganization of Sandia. The Company has announced that Sandia will organize and manage its new business plan through two divisions: Systems and Technology.

    The Systems Division, to be based in Carrollton, Texas, will provide overnight delivery of fraud-resistant wallet size ID cards, sell turnkey security systems to take advantage of biometrics and portable databases on Sandia-produced and other cards, and resell high-performance card printers, the original basis for Sandia's business.

    The Technology Division, to be based in Sebastian, Florida, will be responsible for developing and commercializing the new camera and software technology to be acquired from XLV for use in card readers and other digital image-acquisition applications. The Company expects that its new card readers will read a wide range of card-mounted symbologies, including DataGlyphs/TM/, at high speeds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Separate Business Units. The summarized financial data of LMC and Sandia as of and for the nine-month period ended September 30, 1997, as presented herein, do not necessarily reflect the financial position or results of operations of LMC and Sandia if the two entities had no ownership or management relationships.

                                                                        Consolidated
Consolidated                           Marking (LMC)   Imaging (Sandia)    (LASX)
                                       (Unaudited)       (Unaudited)     (Unaudited)
Sales                                   $ 5,227,648         3,936,165    9,163,813
Cost of sales                             3,135,789         2,896,543    6,032,332
                                        -----------         ---------    ---------
Gross profit                              2,091,859         1,039,622    3,131,481

Gross margin %                                   40%               26%          34%

Expenses:
Research and development                $   747,377         1,227,141    1,974,518
General and administrative                1,372,282         2,540,338    3,912,620
Selling and marketing                       967,552         3,702,125    4,669,677
                                        -----------         ---------   ----------
     Operating expenses                   3,087,211         7,469,604   10,556,815
Loss from operations                       (995,352)       (6,429,982)  (7,425,334)
Other expense, net                         (224,333)         (773,049)    (997,382)
                                        -----------         ---------   ----------
Net loss before preferred dividends     $(1,219,685)       (7,203,031)  (8,422,716)
                                        ===========         =========   ==========


Current assets                          $ 4,295,753         5,233,400    9,529,153
Non-current assets                        2,155,872         2,602,973    4,758,845
                                        -----------         ---------   ----------
                                        $ 6,451,625         7,836,373   14,287,998
                                        ===========         =========   ==========

Current liabilities                     $ 1,286,381         8,334,532    9,620,913
Inter-co.(receivable) payable             1,229,937        (1,229,937)           -
Long-term liabilities                       762,576         2,561,918    3,324,494
Stockholders' equity                      3,172,731        (1,830,140)   1,342,591
                                        -----------         ---------   ----------
                                        $ 6,451,625         7,836,373   14,287,998
                                        ===========         =========   ==========


     Sales. Consolidated sales for the nine months ended September 30, 1997 were $9,163,813 compared to $14,818,140 for the same period in 1996, a decrease of $5,654,327 or 38%. Imaging segment sales decreased $3,051,614, or 44%, over the same period last year primarily due to the completion of the Australian driver's license project in 1996 and the Company's inability to secure similar contracts in 1997. Marking segment sales decreased $2,602,714, or 33%, due to a decrease in foreign sales and after-market sales. In 1996, Marking segment recorded significant upgrade sales to Anhesuer-Busch, which did not occur in 1997. In addition, Marking segment sales continue to be adversely effected by the continued delay in the re-introduction of the BlazerJet/TM/ marking system. The Company's net accounts receivable decreased $317,557 or 10%, at September 30, 1997 compared to December 31, 1996. This decrease is the result of the lower sales and a $600,000 increase in the allowance for doubtful accounts partially offset by the delay in the collection of a significant outstanding customer balance at the Imaging unit. The collection delay is the result of the prime contractor requiring more time to complete the installation of the card printing systems. However, the Company has fulfilled substantially all of its obligations under this contract. The increased allowance for doubtful accounts results from the recording of a $200,000 reserve related to the collection delay and a $400,000 reserve relating to a second subcontract at the Imaging unit, which was terminated by the prime contractor. The Company is disputing the prime contractor's basis for terminating the subcontract and management estimates that the outcome of this dispute will not have any additional materially adverse effect upon its financial position or results of operations.

     Cost of Sales. Consolidated cost of sales for the nine months ended September 30, 1997 was $6,032,332 compared to $10,490,228 for the same period in 1996, a decrease of $4,457,896, or 42%. The decrease results primarily from the decrease in sales and is partially offset by write-offs of approximately $500,000 relating to inventory obsolescence at the Imaging segment. Gross margin was approximately 34% for the nine months ended September 30, 1997 and 29% for the same period in 1996. The lower margins in the nine months ended September 30, 1996 were primarily due to competitive pricing and increased product costs of custom applications for plastic card printers in the Imaging business.

     Inventory. The Company's inventory decreased $1,082,145 or 16%, from $6,600,007 at December 31, 1996 to $5,517,862 at September 30, 1997. Marking
segment inventory decreased approximately $254,257 as a result of delivery of systems on order at December 31, 1996. Imaging segment inventory decreased $827,888 since December 31, 1996, resulting from delivery of card printer systems in the first quarter which were in inventory at December 31, 1996 and the write-off of approximately $500,000 relating to inventory obsolescence.

     Research and Development. Consolidated research and development expenses were $1,974,518 for the nine months ended September 30, 1997 compared to $2,301,910 for the same period in 1996, a decrease of $327,392 or 14%. Increases in the Marking segment of $114,684 relating primarily to costs associated with obtaining CE certification for the BlazerJet( were offset by lower costs in the Imaging segment, which recorded greater development costs in 1996 related to specific custom products that have since been completed.

     General and Administrative. Consolidated general and administrative expenses were $3,912,620 for the nine months ended September 30, 1997 compared to $4,032,894 for the same period in 1996, a net decrease of $120,274 or 3%. This decrease was primarily due to reductions in personnel costs in the Marking segment.

     Selling and Marketing. Consolidated selling and marketing expenses were $4,669,677 for the nine months ended September 30, 1997 compared to $4,073,993 for the same period in 1996, an increase of 595,684 or 15%. Imaging segment's net increase was approximately $988,000 primarily because of higher DataGlyph/TM/ license fees and marketing expenses of approximately $306,000, increases in Asia-Pacific marketing efforts of approximately $115,000, an increase in allowance for doubtful accounts of $600,000, related to two contracts discussed in Sales above, and increases in other sales and marketing expenses of approximately $338,000. These increases were partially offset by decreases in selling expenses and support personnel and related expenses in Sandia's Europe operation of approximately $371,000. Sales and marketing expenses in the Marking segment decreased approximately $393,000 primarily due to lower personnel and related travel and trade show expenses, as management has delayed the replacement of personnel lost through attrition.

     Other Income (Expense). Other expense, consisting primarily of interest expense, for the nine months ended September 30, 1997 was $997,382 compared to $996,591 for the same period in 1996. Because of conversions and redemption of certain convertible debentures, which were sold by the Company in October 1995 and March 1996, the Company has recorded approximately $700,000 less interest expense and amortization of the related placement fee expenses and debenture discount in the first nine months of 1997. This decrease was offset by increases of approximately $473,000 in interest expense and amortization of discounts associated with the notes payable to shareholders, increases applicable to other notes payable of approximately $109,000 and decreases in miscellaneous other income of approximately $118,000.

     Net Results. The consolidated net loss for the nine months ended September 30, 1997 was $8,930,323 compared to the $8,494,501 loss incurred in the same period of 1996 for an increase of $435,822 or 5%. Lower sales and related cost of sales resulted in lower gross profits of approximately $1,200,000 offset by lower operating expenses of about $800,000 primarily because of a $1,000,000 contract settlement charge taken in the second quarter of 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Sales. Consolidated sales for the three months ended September 30, 1997 were $1,982,489 compared to $7,252,217 for the same period in 1996, a decrease of $5,269,728 or 73%. Imaging segment sales decreased $3,451,743, or 88%, from the same period last year primarily due to the Australian driver's license project delivered in the third quarter of 1996. Marking segment sales decreased $1,817,986, or 54%, attributable to delays in the re-introduction of the BlazerJet/TM/ and a decrease in aftermarket sales and the completion of a significant upgrade project for a single customer. The Company's net trade accounts receivable decreased $2,981,205, or 51%, at September 30, 1997 compared to September 30, 1996, a decrease resulting primarily from lower sales in the third quarter of 1997 as compared to the same quarter of 1996.

     Cost of Sales. Consolidated cost of sales for the three months ended September 30, 1997 was $1,975,327 compared to $5,659,352 for the same period in 1996, a decrease of $3,684,025 or 65%. This decrease results from the significantly lower sales for the quarter and is offset by inventory adjustments of approximately $500,000 related to write-offs applicable to inventory obsolescence at the Imaging segment.

     Research and Development. Consolidated research and development expenses were $550,609 for the three months ended September 30, 1997 compared to $966,455 for the same period in 1996, a decrease of $415,846 or 43%. This decrease is applicable to costs associated with the delivery of the Australian driver's license contract during the third quarter of 1996 and a reduction in staff and related expenses at Sandia-Europe.

     General and Administrative. Consolidated general and administrative expenses were $1,497,263 for the three months ended September 30, 1997 compared to $1,342,933 for the same period in 1996, an increase of $154,330 or 11%. This change was due primarily to the Marking segment reduction of personnel and related expenses of approximately $128,000, reduction of personnel and related expenses at Sandia-Europe of approximately $154,000, offset by slightly higher personnel and related costs of approximately $215,000 in various areas at the Sandia headquarters plus legal and consulting costs of approximately $221,000 incurred in strategic positioning of the Marking unit for potential sale or merger.

     Selling and Marketing. Consolidated selling and marketing expenses were $1,884,723 for the three months ended September 30, 1997 compared to $1,383,586 for the same period in 1996, an increase of $501,137 or 36%. This increase is primarily due to an increase in the allowance for doubtful accounts of approximately $600,000 as a reserve against disputed accounts receivable and accounts on which collections have been delayed beyond normal terms. This increase is offset by lower personnel and related travel costs and lower sales commissions as a result of lower sales in the Marking business.

     Other Income (Expense). Other expense, consisting primarily of interest expense, for the three months ended September 30, 1997 was $623,898 compared to $100,412 for the same period in 1996 for an increase of $523,486. Debenture interest expense decreased $68,570 from the same quarter in 1996 due to the lower average total debt outstanding, including convertible debentures, as a result of debt redemptions and conversions to Common Stock during 1996 and 1997. Interest on Shareholders notes payable increased approximately $443,000 over the same period of 1996 and interest on other notes increased $37,000. Miscellaneous other income decreased approximately $112,000.

     Net Results. The consolidated net loss for the three months ended September 30, 1997 was $4,702,816 compared to the $2,416,168 loss incurred in the three months ended September 30, 1996. This loss increase reflects the lower gross margin, higher general and administrative expenses, higher selling and marketing expenses, and higher other expenses, partially offset by the decrease in research and development expense as discussed in the related topics above.

Liquidity and Capital Resources

     Since its inception the Company has utilized the proceeds from a number of public and private sales of its equity and debt securities and the exercise of options and warrants to meet its working capital requirements.

     Cash and cash equivalents decreased $958,637 at September 30, 1997 compared to December 31, 1996. Financing activities generated net cash of $4,306,244 principally from borrowings under financing agreements. Operating activities used net cash of $5,220,617 principally to support the loss of $8,422,716, offset in part by the $1,494,731 increase in accounts payable and $1,082,145 decrease in inventory. Capital expenditures amounted to $44,264 compared to $304,086 for the same period in 1996. The decrease is the result of the Company reaching the required level of demonstration equipment needed to support its sales effort.

     The Company's operations in the third quarter of 1997 continued to generate losses primarily due to operating expenses remaining at a high level compared to the sales volume achieved and lower than expected sales in both the Imaging and Marking businesses.

     The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. Although the Company's actual working capital needs depend upon numerous factors, including actual expenditures and revenues generated from its operations as compared to its business plan, the Company does not anticipate that its existing working capital resources and revenues from operations will be adequate to satisfy its working capital requirements for the remainder of the year.

    The Company announced that it expected to require approximately $10 million of additional financing over the following 12 months. The Company has received a commitment for up to $4 million of new financing from an affiliate of an existing institutional investor, subject to definitive documentation and other customary conditions to funding. The Company is currently in discussions with other existing and potential corporate and institutional investors, and believes that the Company will be able to obtain the additional funding required; however, no other commitments have been received by the Company for such funding, and there can be no assurances that such funding will be available on terms satisfactory to the Company, or on any terms. The Company is also planning a rights offering to give current stockholders an opportunity to participate in the Company's proposed financing. To the extent subscribed, proceeds from the rights offering would be applied to the Company's capital requirements and would substitute for other funding alternatives. The Company currently expects to use the proceeds of such financing activities to fund its transition to the revised business plans described herein, to finance projected operating cash flow deficits and, if sufficient funds are available, to repay existing bridge loans and/or redeem outstanding convertible securities.

     In 1983, the City of Albuquerque, New Mexico issued 8% tax-exempt industrial development revenue bonds in connection with a 25-year capital lease of LMC's headquarters facility. The principal amount outstanding as of September 30, 1997 was $973,682. Pursuant to its agreement with the City of Albuquerque, Lasertechnics is required to maintain a current ratio of at least 1 to 1. At September 30, 1997, Lasertechnics' current ratio was 1 to 1 which is in compliance with the lease terms.

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

Nasdaq SmallCap Market Listing

     Lasertechnics' Common Stock is listed on the Nasdaq SmallCap Market, which requires maintenance of certain quantitative and other standards for continued listing thereon. Lasertechnics' stockholders' equity fell below the minimum standards required at September 30, 1995, and, as a result, the Nasdaq SmallCap Market temporarily placed the Common Stock on conditional listing on December 20, 1995 subject to the Company's achieving a minimum of $2,450,000 in stockholders' equity. The Company was able to achieve such stockholders' equity through the conversion of an aggregate of $1,045,342 of convertible subordinated debentures of the Company and the issuance of the Company's Series C Preferred Stock. On January 2, 1996, the Nasdaq SmallCap Market removed the conditional listing requirements described above and lowered the stockholders' equity listing requirement to $1 million. While management believes that in the event of future losses the Company will be able to obtain additional equity financing to preserve the listing of the Common Stock on the Nasdaq SmallCap Market, there can be no assurance that the Company will be able to do so.

     On August 22, 1997, the Securities and Exchange Commission ("Commission") approved certain proposed changes to the continued listing requirements of the Nasdaq SmallCap Market. One such rule change, which becomes effective February 22, 1998, requires an issuer to maintain a minimum bid price of $1 per share for its listed securities. Therefore, upon the effectiveness of such rule change the Company must maintain a $1 minimum bid price for its Common Stock in order to continue listing such Common Stock on the Nasdaq SmallCap Market. The bid price for the Common Stock is currently below $1 and there can be no assurance that the Company will be able to maintain the listing of the Common Stock on the Nasdaq SmallCap Market.

     If the Common Stock were delisted from the Nasdaq SmallCap Market, trading, if any, would likely be conducted in the over-the-counter market on the National Association of Securities Dealers' OTC Bulletin Board and/or on the pink sheets of the National Quotation Bureau. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Common Stock. In addition, the Common Stock would be subject to rules promulgated under the Securities Exchange Act of 1934, as amended, applicable to penny stocks. The Commission has adopted regulations that generally define a "penny stock" to be an equity security that has a market price (as determined pursuant to regulations adopted by the Commission) or exercise price of less than $5.00 per share, subject to certain exceptions. By virtue of being listed on the Nasdaq SmallCap Market, the Common Stock will be exempt from the Definition of "penny stock." If, however, the Common stock is removed from the Nasdaq SmallCap Market, the Company's securities may become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Consequently, the penny stock rules may affect the ability of broker-dealers to sell the Common Stock and may affect the ability of purchasers of Common Stock to sell such securities in the secondary market.

Shares Eligible for Future Sale; Convertible Securities and Warrants

     Future sales of Common Stock in the public market by existing stockholders, warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of Lasertechnics' Common Stock. At September 30, 1997, an aggregate of approximately 29,805,534 shares of Common Stock were freely tradable without restriction under the Securities Act of 1933 (the "Securities Act"). In addition, up to 15,409,755 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

     Lasertechnics has reserved approximately 10,000,000 shares of Common Stock for issuance upon the exercise of outstanding convertible securities and warrants. Lasertechnics has also reserved approximately 1,536,950 shares of Common Stock for issuance to key employees, officers, directors and consultants pursuant to the Company's benefit plans.

     The Company's 10% Convertible Debentures due March 1, 1999 (the "1996 Debentures"), in the original principal amount of $5,500,000, the Company's 10% Convertible Series B Debenture due March 1, 1999 (the "Series B Debenture"), in the principal amount of $500,000 and the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock"), in the original stated amount of $8,350,000, and Series E Convertible Preferred Stock, $0.01 par value (the "Series E Preferred Stock") in the original stated amount of $500,000 became or will become convertible in full into Common Stock at various times during 1996 and 1997.

     In May 1997, 600,000 principal amount of the 1996 Debentures was redeemed by the Company with (i) the proceeds from the private placement to a single new investor of the Company's Series B Convertible Debenture, due March 1999 in the principal amount of $500,000 and (ii) $100,000 in proceeds from the private placement of $500,000 of Series E Preferred Stock with a single new investor. The Series E Preferred Stock has substantially identical terms as the Series D Preferred Stock and the Series B Convertible Debenture has substantially identical terms as the 1996 Debentures. In June 1997, $400,000 of Series D Preferred Stock was redeemed by the Company, upon receipt of the holder's notice of conversion, with the remaining proceeds from the sale of Series E Preferred Stock. In July 1997, $480,000 principal amount of Series D Preferred Stock were redeemed by the Company, upon receipt of the holder's notice of conversion, with the proceeds from the private placement to a single investor of $480,000 principal amount of a new series of preferred stock with substantially identical terms as the Series D Preferred Stock. An aggregate of 681,817 shares of Common Stock was issued in satisfaction of accrued interest, dividends and redemption premium in connection with such redemptions.

     In July 1997, the holders of the 1996 Debentures, Series B Debenture, Series D Preferred Stock and Series E Preferred Stock agreed to a ninety day suspension of conversion rights on 75% of their respective holdings beginning July 14, 1997. Thereafter, holders can exercise the suspended portion at the rate of 20% per month cumulatively. In exchange for the suspension agreement, the holders received warrants equal to 25% of the suspended amount at a $1.00 strike price, and a reduction of the maximum conversion price to $1.00 for the convertible debentures and $1.14 for the convertible preferred stock, from $2.00 and $2.1406 respectively. The suspension agreement with respect to the Series D and Series E Preferred Stock was effected by an exchange of the shares of such stock, on a one-for-one basis, for shares of a new series of Convertible Preferred Stock, Series F, $0.01 par value (the "Series F Preferred Stock"). The terms of the Series F Preferred Stock are substantially identical to the terms of the

Series D and Series E Preferred Stock, except as necessary to reflect the terms of the suspension agreement described above. Upon the issuance of the Series F Preferred Stock in such exchange, all of the outstanding shares of Series D and Series E Preferred Stock were cancelled, and thereafter reverted to the status of authorized but unissued shares of preferred stock of no particular designation.

     As of September 30, 1997, an aggregate of $4,150,000 principal amount of the 1996 Debentures and $5,940,000 stated amount of Series D Preferred Stock and $120,000 stated amount of Series E Preferred Stock have been converted since the issuance of such convertible securities, resulting in the issuance of 11,151,645 shares of Common Stock in the aggregate. The conversion price for the 1996 Debentures and Series B Debenture are equal to the lesser of (i) $1.00 or (ii) a variable conversion rate equal to 85% of the average closing bid price for the Common Stock for the five trading days prior to conversion (the "Variable Conversion Rate"). The conversion price for the Series F Preferred Stock is equal to the lesser of (i) $1.1406 or (ii) a variable conversion rate equal to 85% of the average closing bid price for the Common Stock for the ten trading days prior to the conversion date. These variable conversion rates for the 1996 Debentures, Series B Debentures and the Series F Preferred Stock would result in substantial dilution to the existing stockholders of the Company if converted at the current trading price of the Company's Common Stock. This potential dilution may also adversely affect the Company's ability to raise additional financing on favorable terms in the future. In addition, because the conversion prices are variable, Lasertechnics is unable to determine whether the number of shares it has reserved or its remaining authorized shares of Common Stock will be sufficient to satisfy all future requirements for the issuance of shares of Common Stock upon conversion of the 1996 Debentures, Series B Debenture and Series F Preferred Stock. The governing instruments for both the Series F Preferred Stock, the 1996 Debentures and Series B Debenture include substantial penalties in the event that the Company has insufficient authorized or reserved shares to satisfy the conversion requirements of the Series F Preferred Stock, the Series B Debenture and the 1996 Debentures.

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

2. At various times throughout the nine months ended September 30, 1997, an aggregate of 3,816,567, 7,104,827 and 230,251 shares of Common Stock were issued upon the conversion of the Company's outstanding 1996 Debentures, Series D Preferred Stock and Series E Preferred Stock, respectively, in accordance with the terms thereof. The conversion price and related terms of the 1996 Debentures, and Series B Debentures are described in Part 1 of this report, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Shares Eligible for Future Sale; Convertible Securities and Warrants." These shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act. An appropriate restrictive legend was affixed to the certificates representing such shares, except for shares resold by the holders thereof pursuant to the Company's effective resale shelf Registration Statement on Form S-3.

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

4. In April 1997, a five-year warrant to purchase a total of 25,806 shares of Common Stock was issued to Wolfensohn Associates, L.P. ("Wolfensohn"), in connection with a bridge financing provided by Wolfensohn. This warrant was canceled in connection with the June 1997 bridge financing provided by Wolfensohn and another stockholder of the Company. 298,285 shares of Common Stock, and 3-year warrants to purchase a total of 580,000 shares of Common Stock, were issued to Wolfensohn and JPMIC in connection with a bridge financing provided by Wolfensohn and JPMIC, pursuant to a Note Purchase Agreement dated June 25, 1997. The terms of the bridge financing and the exercise price and related terms of the warrants are described in footnote 3 to the condensed financial statements of the Company included in Part 1 of this report. These securities were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act, and an appropriate restrictive legend was affixed to the warrant certificate.

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

3.3 --First Amendment to Certificate of Incorporation of Lasertechnics' dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to Lasertechnics Annual Report on Form 10-KSB for the year ended December 31, 1987.

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

4.3     (Certificate of Designation of Lasertechnics Series E Preferred Stock.

4.4 (Certificate of Designation of Lasertechnics Series F Preferred Stock and Certificate of Correction.

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

10.5 --Letter confirming sale of shares of Common Stock to Singapore Precision Industries PTE LTD, dated May 12, 1994. Incorporated herein by reference to Exhibit 10.16 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

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

10.13 --Demand Promissory Note issued to Wolfensohn Associates L.P., dated March 27, 1997.

10.14 --Warrant to purchase shares of Lasertechnics Common Stock issued to Wolfensohn Associates L.P., dated March 27, 1997.

10.15 --(Note Purchase Agreement, dated June 25, 1997, by and among Lasertechnics, J.P. Morgan Investment Corporation and Wolfensohn Associates, L.P.

27      --Financial Data Schedule*
______________
*Filed herewith.

Reports on Form 8-K:  None

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LASERTECHNICS, INC.


Dated:  November 12, 1997                  By:  /s/ Richard C.E. Morgan
                                                -----------------------
                                                Richard C. E. Morgan
                                                Chairman of the Board &
                                                Chief Executive Officer


Date:  November 12, 1997                   By:  /s/ E.A. Milo Mattorano
                                                ------------------------
                                                E.A. Milo Mattorano
                                                Vice President and
                                                Chief Financial Officer