Form 10KSB
period 1997-12-31
LASERTECHNICS INC
filed 1998-03-31
CIK 710597

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                  FORM 10-KSB
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-11933

                              LASERTECHNICS, INC.
              (Exact name of Small Business Issuer in Its charter)

               DELAWARE                                  85-0294536
   (State or other jurisdiction of          (I.R.S. employer identification no.)
    incorporation or organization)

3208 COMMANDER DRIVE, CARROLLTON, TEXAS                    75006
(Address of principal executive offices)                 (Zip Code)

                                 (972) 407-6080
                (Issuer's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE                       46,634,964
         (Title of Class)                          (Number of Shares Outstanding
                                                       as of March 20, 1998)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  [X]    NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended December 31, 1997 were $11,118,339. There were 2,249,842 shares of non-voting Common Stock outstanding as of March 20, 1998.

         The aggregate market value of voting and non-voting Common Stock held by nonaffiliates of the Issuer is approximately $9,367,409. This amount was calculated by reducing the total number of shares of the Issuer's Common Stock outstanding by the total number of shares of Common Stock held by officers, directors and stockholders owning in excess of 5% of the Issuer's Common Stock, and multiplying the remainder by the average of the bid and asked price for the Issuer's Common Stock on March 20, 1998, as reported on the over-the-counter Nasdaq SmallCap Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the Issuer may be deemed an affiliate of the Issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive proxy statement concerning the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report. The Proxy Statement will be filed with the Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1997.

================================================================================

                       1997 ANNUAL REPORT ON FORM 10-KSB
                               Table of Contents

                                                                                                                       Page
                                                                                                                       ----
PART I
         ITEM 1.          BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         ITEM 2.          PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         ITEM 3.          LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                          HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART II
         ITEM 5.          MARKET FOR LASERTECHNICS COMMON
                          EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .  18
         ITEM 7.          FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
         ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . .  25

PART III
         ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                          OF THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
         ITEM 10.         EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
         ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
         ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . .  25
         ITEM 13.         EXHIBITS AND REPORTS ON FORM 8K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

Lasertechnics, Inc., a Delaware corporation ("Lasertechnics" or the "Company"), was formed in October 1981. In early 1995, the Company became a holding company with two separate operating units, Sandia Imaging Systems Corporation ("Sandia") and Lasertechnics Marking Corporation ("LMC"), both Delaware corporations. With the application of its personalized color ID card printing and production experience, Sandia is developing and marketing secure access control products that will provide organizations with a low-cost method for controlling access to facilities. See "Business -- Access Control Business." LMC designs, manufactures and sells high speed date marking equipment used by manufacturers on various food products and other date sensitive consumer goods and industrial products to facilitate inventory control. See "Business -- Marking Business." Each of Sandia and LMC is run by its own management team, produces different products and serves different markets. References to Lasertechnics or the Company mean the Company and its subsidiaries taken as a whole, unless the context requires otherwise.

The Company's principal offices are located at 3208 Commander Drive, Carrollton, Texas 75006, and its telephone number is (972) 407-6080.

PRODUCT LINES AND SERVICES

ACCESS CONTROL BUSINESS

Sandia, a 96% owned subsidiary of the Company, operates and manages its access control business through two divisions: imaging and technology. The imaging division is principally engaged in the businesses of distributing and reselling high-end and mid-range dye-sublimation card printers and printer consumables, as well as production of customized, high quality, fraud resistant, personalized color ID cards. Sandia is leveraging this experience to design corporate access control systems based on card-mounted biometric and other verification for corporate security applications. See "Business -- Imaging Division." The technology division is principally engaged in the development and commercialization of imaging component products such as the new document reader, digital camera and dithering technology (the "XLV Technology") the Company is in the process of acquiring from XL Vision, Inc., a Safeguard Scientifics partnership company ("XLV") for use in card readers and other digital image-acquisition applications. In January 1998, the Company and XLV entered into the Intellectual Property Transfer Agreement (the "Technology Acquisition Agreement") which provides the Company with options to acquire the XLV Technology from XLV. See "Business -- Technology Division." The acquisition of the XLV Technology is subject to certain conditions, including
(1) the approval of a reverse stock split proposal by the Company's stockholders and (2) the receipt of any other stockholder approval required by law or by the rules of Nasdaq. See "Proposed 1998 Changes in Capital Stock."

Imaging Division

Sandia's imaging business accounted for approximately 39% of the Company's 1997 consolidated sales, down from 47% in 1996 and 23% in 1995. Sandia sells its goods and services in several foreign countries to organizations such as national and local government agencies. Sandia's plastic card printers accommodate any type of PVC-based card meeting the International Standards Organization ("ISO") plastic card requirements, including plain, magnetic-striped, "smart" (i.e., with on-card microprocessors) and optical storage cards. These assorted plastic cards are used to issue, among other things, drivers' licenses, border crossing cards, identification cards and health care cards.

In December 1997, the Company launched its IDCard Services program. IDCard Services provides an outsourcing option to companies, associations and universities that do not want to make a capital investment in a printer. It is a turnkey service providing color, personalized ID cards with edge-to-edge thermal printing and encoding. IDCard Services employs the latest complex security technologies such as hologram, optical card chip and magnetic stripe encoding. In addition, IDCard Services is marketing its cards as keepsakes to the retail marketplace.

Technology Division

The technology division is attempting to develop technology for use with access control products marketed by the imaging division and to other imaging reader integrators. To date, the Company has not recognized any sales revenue from its operation of the technology division.

Dataglyphs(TM). Sandia is designing imaging component products which embed in a card database symbology originally developed by Xerox Corporation ("Xerox"). This information based card system is being marketed by Sandia under the trade name Dataglyphs(TM). In 1995, Xerox granted Sandia the sole worldwide right to sell DataGlyphs(TM) for use in the secure access industry. A plastic card utilizing DataGlyphs(TM) costs no more than a magnetic-striped card but offers 40 times more data storage (which is storage comparable to a computer chip card). The Technology Division intends to develop a customized DataGlyphs(TM) reader, to serve as the reading device for DataGlyphs(TM) applications. The Company and Xerox are currently involved in discussions regarding a dispute concerning the applicability of the products and services provided under the Dataglyphs(TM) license and the payments due Xerox under the license. See
"Legal Proceedings."

The Dataglyph(TM) Verification System. Sandia is pairing Glyphit(TM) software and glyph readers with third party biometric verification software systems, to develop a total card security system for use in a variety of applications. Sandia has begun marketing these systems directly to end-users and through re-seller arrangements under the name The Dataglyphs(TM) verification system. The combination of The Dataglyph(TM) verification system and Sandia's plastic card printer family offers an integrated solution for the printing, encoding, securing and verifying needs of numerous plastic card identification applications.

The XLV Technology. Sandia recently entered into the Technology Acquisition Agreement with XLV for the development and commercialization of the XLV Technology, which consists of both hardware and software technology. The Company believes that its secure card industry experience and the XLV Technology will enable it to develop and market a low cost fraud resistant access control system. This system would combine the portable card embedded database with nontransferable personal information, such as finger prints, to permit access only by the authorized card holder.

Under the terms of the Technology Acquisition Agreement, XLV will continue to devote personnel, services and project management for the enhancement and commercialization of the XLV Technology. The Company will fund the enhancement of the XLV Technology. In January 1998, the Company paid XLV $500,000 and will make additional payments to XLV in the aggregate amount of $4.1 million for further development expenses, payable in several installments over the development period. Such funds will be used to fund technology enhancement activities by XLV with respect to the XLV Technology, with the goal of making such technology market-ready, as determined by mutual agreement of the Company and XLV. Of the $4.1 million earmarked for development expenses, the Company may, at its option, accelerate funding the development of the XLV Technology. All payments made prior to the development of a working model, including the costs of acquiring the options under the Technology Acquisition Agreement, will be expensed as research and development costs.

The Company does not currently have any binding commitment in place to finance such development expenses, but intends to seek the necessary funding through the issuance of additional debt or equity securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." The Company has the option to cease funding the development of the XLV Technology at any time without further liability in its reasonable business judgment or for the failure of XLV to meet the development schedule. If, however, the Company terminates such funding, the License Option, the Exclusive License Option and the Assignment Option (each described below), to the extent not previously exercised, will terminate automatically. See "Acquisition of XLV Technology" below. All technology and intellectual property rights developed pursuant to these joint efforts will initially be the property of XLV, subject to the License Option, the Exclusive License Option and the Assignment Option.

Acquisition of XLV Technology. Subject to the Company's receipt of stockholder approval relating to the issuance by the Company of the maximum number of shares of its common stock, $0.01 par value (the "Common Stock") to XLV under the terms of the Technology Acquisition Agreement, the Company will have the option (the "License Option") for six months commencing 30 days after the Company's 1998 annual meeting of stockholders, to acquire a non-exclusive perpetual license to the XLV Technology in exchange for 200,000 shares of Common Stock (as in effect following the Reverse Stock Split Proposal). See "Proposed 1998 Changes in Capital Stock." If the Company exercises the License Option, then, for 90 days beginning on the date on which payment of all development funds contemplated by the Technology Acquisition Agreement has been made in full, the Company will have the further option, in exchange for an additional 300,000 post-reverse split shares of Common Stock, to acquire an exclusive perpetual license to the XLV Technology (the "Exclusive License Option"). If the Company exercises the Exclusive License Option, then, for 90 days beginning on the earlier of April 1, 1999, and the date on which payment of all development funds has been made in full by the Company, the Company will have the further option to acquire outright ownership of the XLV Technology in exchange for an additional 300,000 post-split shares of Common Stock (the "Assignment Option"). If the Company exercises the License Option, XLV will indemnify the Company against any claims of intellectual property infringement by a third party relating to the XLV Technology. If the Company exercises the Assignment Option, it will grant to XLV an exclusive license to the XLV Technology within a specified field of use.

Under the terms of the Technology Acquisition Agreement, neither the Exclusive License Option nor the Assignment Option may be exercised by the Company until the Company has received stockholder approval of the issuance by the Company of the maximum number of shares of Common Stock issuable under the Technology Acquisition Agreement. Accordingly, the Company will seek stockholder approval of the issuance by the Company of the maximum number of shares of Common Stock issuable under the Technology Acquisition Agreement at its 1998 annual meeting of stockholders, which is currently expected to be held in June 1998. To the extent that the Technology Acquisition Agreement may result in the issuance of shares of Common Stock constituting in the aggregate more than 20% of the number of shares of Common Stock outstanding prior to such issuance, the Technology Acquisition Agreement may require stockholder approval under the Nasdaq Listing Requirements that went into effect on February 23, 1998 (the "New Nasdaq Listing Requirements").

Spot/Mag Provision. XLV and Spot/Mag, Inc., a corporation organized under the laws of Taiwan ("Spot/Mag"), are currently engaged in discussions regarding the possibility of entering into an agreement (the "Spot/Mag Agreement") under which Spot/Mag would receive certain intellectual property rights relating to the XLV Technology, for certain limited uses, in exchange for an obligation to pay royalties and other remuneration to XLV. If the Spot/Mag Agreement is executed within three years after the effective date of the Technology Acquisition Agreement, and if the Company exercises the Assignment Option, XLV will assign its rights and obligations under the Spot/Mag Agreement to the Company, including the right to receive all royalties and amounts payable under the Spot/Mag Agreement. In consideration for the assignment of the Spot/Mag Agreement, the Company has agreed to pay to XLV on a quarterly basis one share of Common Stock for each ten dollars ($10.00) of royalty actually received by the Company from Spot/Mag under the Spot Mag Agreement, up to a maximum of 200,000 shares of Common Stock (in each case, based on the Common Stock outstanding after the Reverse Stock Split). See "Proposed 1998 Changes in Capital Stock." Thereafter, any additional royalties would inure solely to the benefit of the Company.

MARKING BUSINESS

Laser Markers. LMC designs, manufactures and markets laser marking systems which are used by manufacturers for the in- plant placement of lot numbers, freshness dates and other information on consumer and industrial products and packaging materials. LMC's marking business accounted for 61% of the Company's 1997 consolidated sales, up from 53% in 1996 and 77% in 1995. Since inception, LMC has provided CO2 (carbon dioxide) gas laser markers that are easily integrated into a wide range of sophisticated and demanding high-speed product packaging facilities. To that end, LMC has created the Blazer 6000CE(TM), a water-cooled, CO2 pulsed, gas laser system used in the on-line marking of industrial and consumer products. In the last quarter of 1995, after more than one year of development, LMC introduced a test version of its BlazerJet(TM) dot-matrix coder at a major packaging industry show. See "Product Development" below. As compared to the Blazer 6000CE(TM), the BlazerJet(TM) product offers a higher degree of programmability to meet a greater number of packaging needs and allows a larger number of codes to be stored and called up for use with a few simple keystrokes. The BlazerJet(TM) system is transportable among packaging lines, allows for maximum code flexibility and provides marking quality and operating performance superior to inkjet markers of similar capacity. LMC shipped fully functional BlazerJet(TM) systems to customers throughout the second half of 1997.

LMC's marking systems typically solve problems related to four main product identification needs:

         Perishables. Perishables such as beverage, food and dairy products require a variety of date information to provide accurate product freshness information. These products are manufactured in extremely clean facilities and are characterized by extremes in temperature and stringent wash-down requirements. LMC's products can tolerate a wide range of temperature conditions. Further, they are enclosed in a rugged stainless steel enclosure with smooth, easily-cleaned surfaces, allowing them to handle the harshest demands of wash-down routines. Date information is dependably marked using either the Blazer 6000CE(TM) or the BlazerJet(TM).

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

         High Throughput. High speed packaging lines cannot use the slower contact methods for identifying products. LMC's Blazer 6000CE(TM) can operate at speeds exceeding 1,800 marks per minute and easily provide legible information on fragile and/or thin materials with irregular surfaces or limited space. The Blazer 6000CE(TM) marks so fast (about one-millionth of a second per mark) that it operates at speeds required by high speed packaging equipment manufacturers with whom LMC has integrated the Blazer system. High speed packaging lines are accommodated by the computer-based controller of the Blazer 6000CE(TM) that interfaces with packaging line control equipment. While current models of the BlazerJet(TM) are better suited for more moderate speed production lines, the new BlazerJet(TM) marker system is expected to operate at speeds comparable to that needed in most Blazer 6000CE(TM) applications.

         Environmental Concerns. Packagers seeking a product identification system that eliminates the problems inherent in the use of expensive and hazardous inks and solvents are increasingly using lasers. The solvents used in many industrial inkjet coders are potentially harmful to the environment, as well as to the health of personnel who handle them. In addition, many inks used in marking contain solvents which are classified as hazardous substances by the Environmental Protection Agency (the "EPA") and, as such, are becoming more and more expensive to handle as government regulations become more stringent. LMC's products do not use hazardous substances as they consume only electricity, water and non-toxic C2 laser gas. Thus the Blazer 6000CE(TM) and BlazerJet(TM) offer a safe, environmentally clean and highly reliable product marking alternative to inkjet marking.

Dependence on Sales to Major Customer. LMC's largest customer is Anheuser-Busch. LMC recorded sales of system upgrades, spare parts and training to Anheuser-Busch in the amount of $1,139,187, $3,153,000 and $2,171,000 in 1997, 1996 and 1995, respectively. Sales to Anheuser-Busch accounted for 17%, 34% and 21% of LMC's total sales in 1997, 1996 and 1995,
respectively.   Although this arrangement may be terminated by either party at any time, the Company believes it has a good relationship with Anheuser-Busch and continues to enhance this relationship. The loss of this customer would have a material adverse effect on the Company's results of operations.

Product Development. In November 1994, LMC introduced a prototype of its new BlazerJet(TM) marking system utilizing technology which was previously licensed from United Technology Optical Systems and is currently licensed, on a non-exclusive basis, from DeMaria ElectroOptic Systems. The Company's new laser marker emulates the action of an inkjet system by forming dot matrix characters to mark a moving product, such as a consumer good moving along a production line, and is the first single-laser system of this type to bring the laser tube to the mark point. LMC shipped fully functional BlazerJet(TM) systems to customers in the second half of 1997.

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and development expenditures by the Company were $2,572,848, $2,848,767 and $3,040,830 for the years 1997, 1996 and 1995 respectively. The research and development expenses were incurred primarily for the development of new manufacturing systems, DataGlyphs(TM) software, hardware and software upgrades to Sandia's high speed plastic card printers and additional enhancements to LMC's Blazerjet(TM) dot-matrix coder. The access control and laser marking industries are undergoing, and are expected to continue to undergo, rapid and significant technological change. There can be no assurance that the Company's research and development programs will enable it to compete effectively in the future. The development by others of new or improved processes or products may make the Company's research and its products obsolete.

COMPETITION

Access Control Business. Sandia competes with a variety of manufacturers and resellers of plastic card printers that incorporate a non-proprietary dye sublimation process as well as with hardware and software companies that have similar printer and software technologies. DataGlyphs(TM) products compete with alternative data encryption technologies used with plastic cards, such as bar codes, magnetic stripes, optical data and smart chips. Sandia competes in the data encryption and plastic card printer market through the development of relationships with corporations that are prime contractors and technology providers in the plastic card printing and secure card markets.

Laser Marking. The Company's Marking business faces competition not only from other laser marking companies, but from companies using other marking technologies in widespread use such as inkjet (currently the dominant technology in the packaging industry), embossing and hot stamping. LMC competes in the product marking market by marketing directly to end users through full service distributors and independent manufacturer representatives.

The access control and laser marking industries are highly competitive in all aspects, including research and development and marketing, and competition is expected to intensify in both industries as technological advances are made and become more widely known.

The Company believes that the major competitive advantages in both of its businesses include customer service, price, technical support, speed and reliability. Because of the increase in competition, no assurance can be given that the Company will compete successfully with respect to the factors discussed above. Also, the Company would be adversely affected if its competitors were to offer their products and systems at significantly lower prices. Many of the Company's competitors have considerably greater financial, technical and marketing resources than the Company.

MANUFACTURING AND SUPPLIERS

Approximately one-third of LMC's employees are engaged in manufacturing activities. Sandia out-sources its manufacturing and does not have any manufacturing employees.

Both companies depend upon a number of outside suppliers for components for their products. Sandia arranges for the manufacture of all its plastic card printers by a single source, Polyprint S.A. Generally, these supply arrangements may be terminated by either party at any time, but the Company has entered into them with the expectation that these arrangements will lead to long-term relationships or contracts with those suppliers. Although to date the Company has generally been able to obtain adequate supplies of these products, the inability of the Company in the future to obtain sufficient sole or limited source products, or to develop alternative sources, could result in delays in product introductions or shipments and could have material adverse effects on the Company's results of operations.

MARKETING

Access Control Business. Marketing and sales and service functions of the access control business are performed directly by Sandia as well as through the use of Distributors, Value Added Resellers ("VARs") and systems integrators. Sandia has created strategic product marketing alliances with several system integrators and technology companies in the secure card market. Because Sandia's high speed printer systems can support edge-to-edge color printing and data encoding requirements of any card-mounted, digitized security technology, the Company believes Sandia's products represent the most complete and cost-effective alternative in the high volume plastic card printing market.


Laser Marking. LMC derives the major portion of its revenues from the sale of laser marking systems and related spare parts. LMC currently markets and sells its products in the United States, through independent sales representatives who are paid on a commission basis. Sales in the rest of the Americas, Western Europe and the Pacific Rim are made through full service distributors who have OEM pricing arrangements. LMC uses demonstrations at trade shows and conventions, direct mailings of sales brochures and advertisements in trade journals to advertise its products.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company relies on a combination of patents, technology licenses, trade secrets and other intellectual property rights, nondisclosure agreements and other protective measures to preserve its rights pertaining to its products. The Company is licensed under certain patents related to the lasers used in its markers and owns three patents, which have a broad range of medical and industrial laser marking applications. These patents expire at various dates through 2005. The Company also owns and has the worldwide distribution rights to three French patents covering the mechanical parts and assembly of Sandia's plastic card printer family of dye sublimation, photographically- customized identification/security card printers. The Company's rights under such patents do not preclude the manufacture of competitive products by others. However, pursuant to its license agreement with Xerox, the Company does have sole rights to the DataGlyphs(TM) technology for use with security and identification media. See "Legal Proceedings."

The Company has registered or is in the process of registering the following trade and service marks: "AXCESS Inc. (logo) "(TM), "The Clean Ones"(TM), "Inkless Inkjet"(TM), Blazer 6000CE(TM) and "BlazerJet"(TM).

Much of the Company's ability to compete in the laser marking and access control industries depends on trade secrets, know-how and proprietary technical knowledge that is unprotected by patents. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. Such protections may not preclude competitors from developing products similar to the Company's. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. There can also be no assurance that third parties will not assert intellectual property infringement claims against the Company. Any such infringement claim could result in protracted and costly litigation and could have a material adverse effect on the Company's results of operations regardless of its outcome.

EMPLOYEES

As of December 31, 1997, the Company employed 82 people. Of this total, Sandia employed 37, Sandia-Europe employed 11, LMC employed 32 and the holding company employed 2. Because of the specialized nature of its businesses, the Company is dependent upon the efforts of its current officers, consultants, and engineers and upon its ability to attract and retain technologically qualified personnel, particularly engineers and software designers highly qualified in the areas of access control and laser technology. There is intense competition for qualified personnel in the access control and marking industries, including competition from companies with substantially greater resources than Lasertechnics. Although the Company has been successful to date in recruiting adequate numbers of qualified personnel, there is no assurance that it will be successful in the future in recruiting or retaining personnel of the requisite scientific caliber or in the requisite numbers to enable the Company to compete effectively. For information with respect to the executive officers and directors of the Company, reference is made to the Proxy Statement.

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

Lasertechnics is also subject to the regulations promulgated by the foreign governments in the countries in which it sells products and provide services. These foreign regulations vary from country to country and may be changed without prior notice at any time.

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

YEAR 2000 COMPLIANCE

The Company has assessed all of its major software applications and determined that such applications are Year 2000 compliant in all material respects. Although the Company may incur some expenses in connection with making certain minor modifications to its software applications to make them Year 2000 compliant, in the opinion of management, any such expenses related to any Year 2000 issues are not expected to have a material adverse effect on the Company's business, operations or financial condition.

PROPOSED 1998 CHANGES IN CAPITAL STOCK

At a special meeting of the stockholders of Lasertechnics to be held on March 31, 1998 (the "Special Meeting"), the stockholders of the Company will consider the following three proposals to amend the Company's Certificate of
Incorporation: (a) a proposal to affect a one-for-twenty reverse stock split of the outstanding Common Stock, Non- Voting Common Stock, and Series A, B and C Convertible Preferred Stock (the "Reverse Stock Split Proposal"); (b) a proposal to reduce the number of authorized shares of the Company's Common Stock; and (c) a proposal to change the Company's name to AXCESS Inc.

The primary purpose of the Reverse Stock Split Proposal is to combine the outstanding shares of Common Stock so that the Common Stock outstanding after giving effect to the Reverse Stock Split Proposal trades at a significantly higher price per share than the Common Stock outstanding before giving effect to the Reverse Stock Split Proposal. During 1997, the closing bid price for the Common Stock on the SmallCap tier of The Nasdaq Stock Market, Inc. (the "Nasdaq SmallCap Market") ranged from $1.34 to $0.22 per share. The closing bid price for the Common Stock on March 20, 1998, was $0.22 per share. The Company's current market price is below the minimum bid price of $1.00 per share required for continued inclusion of the Common Stock on the Nasdaq SmallCap Market pursuant to the New Nasdaq Listing Requirements. See "Cautionary Statements--Nasdaq Listing."

A secondary purpose of the Reverse Stock Split Proposal is to increase the number of authorized but unissued shares of Common Stock. Currently, the Company does not have a sufficient number of authorized but unissued shares of Common Stock to effect the conversion, exercise or exchange of all outstanding securities of the Company that by their terms are convertible into, or exercisable or exchangeable for, shares of Common

Stock. The lack of available shares would also prevent the Company from consummating any of the transactions contemplated by the Technology Acquisition Agreement.

The purpose of the authorized share proposal is to decrease the number of authorized shares of Common Stock following effectiveness of the Reverse Stock Split Proposal, so that the number of authorized but unissued shares of Common Stock following the Reverse Stock Split Proposal bears a more appropriate relation to the total number of shares of Common Stock then authorized. The authorized share proposal will not be presented to the stockholders of the Company at the Special Meeting unless the Reverse Stock Split Proposal has been approved.

Finally, the purpose of the name change proposal is to change the corporate name of the Company to better reflect the current primary business focus of the Company.

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

ACCUMULATED LOSSES

From its incorporation in 1981 through December 31, 1997, the Company has an accumulated loss of approximately $66,700,000 and has been profitable in only one fiscal year during that time. There can be no assurance that the Company will generate sufficient revenues to achieve profitability in the future.

AUDITORS' REPORT

The Company's auditors have included an explanatory paragraph in their audit opinion with respect to the Company's consolidated financial statements related to a significant uncertainty with respect to the Company's financial position at December 31, 1997, which states that the Company's recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about its ability to continue as a going concern. In October 1995, March 1996, and December 1997, the Company arranged an aggregate of $12,500,000 in additional financing. In addition, in July 1996, May 1997 and December 1997, the Company completed a private placement of convertible preferred stock for $8,350,000, $500,000 and $7,000,000. respectively. As a result, there can be no assurance that the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds either through financing or from operations to cover the cost of its operations. The factors leading to and the existence of the explanatory paragraph may adversely affect the Company's relationship with customers and suppliers and have an adverse effect on its ability to obtain financing.

The Company is currently in discussions with a number of existing and potential corporate, strategic and institutional investors. The Company's actual funding needs will depend upon numerous factors, however, including actual expenditures and revenues generated from its operations compared to its business plans. The Company's actual funding needs will also depend on the successful development of the new products contemplated within the XLV Technology Acquisition and other unanticipated expenditures, none of which can be predicted with certainty. There can be no assurance, however, that the Company will acquire the additional funding it needs to fully pursue its business objectives.

SMALL TRADING VOLUME AND VOLATILITY OF STOCK PRICE

The weekly trading volume of the Company's Common Stock in the over-the-counter market has varied from several thousand shares to 3 and 4 million shares, which may tend to increase the volatility of the price. Since January 1992, the closing bid price of Common Stock in the over-the-counter market has varied from a low of $.22 to a high of $4.07 per share. There can be no assurance that the price volatility will not continue in the future.

NASDAQ LISTING

The Company's Common Stock is listed on the Nasdaq SmallCap Market, which requires maintenance of certain quantitative and other standards for continual listing thereon. In its quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 1997, the Company reported total stockholders' equity of approximately $1.3 million, down from approximately $5.3 million at June 30, 1997, reflecting the Company's consolidated net loss applicable to common stock for the three month period ending September 30, 1997 of approximately $4.7 million, partially offset by conversions into Common Stock of outstanding convertible notes. On November 17, 1997, Nasdaq advised the Company that the Company was not in compliance with the listing requirements of the Nasdaq SmallCap Market, then in effect (the "Old Nasdaq Listing Requirements") which required a minimum bid price of $1.00 per share or, as an alternative if the bid price is less than $1.00, maintenance of capital and surplus of $2,000,000 and a public float of $1,000,000. The Nasdaq's letter stated that no delisting action with respect to the bid price deficiency would be initiated at that time and that the Company would be provided 90 calendar days in which to regain compliance with either the minimum bid price or the alternative stockholders' equity/ public float requirement.

The Company believes that it is currently in compliance with the stockholders' equity and public float provisions of the Old Nasdaq Listing Requirements. However, on August 22, 1997, the Securities and Exchange Commission ("Commission") approved the New Nasdaq Listing Requirements for (defined below) continued listing on the Nasdaq SmallCap Market. In particular, the New Nasdaq Listing Requirements require that a Company currently included in Nasdaq meet each of the following standards to maintain its continued listing: (i) either
(A) net tangible assets (defined as total assets, minus goodwill, minus total liabilities) of $2 million, (B) total market capitalization of $35 million, or
(C) net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000; and (ii) public float of at least 500,000 shares, with a market value of at least $1 million; and (iii) minimum bid price of $1; and
(iv) at least two market makers; and (v) at least 300 round lot beneficial shareholders; and (vi) compliance with certain corporate governance requirements (the "New Nasdaq Listing Requirements"). Although the Company believes, but cannot assure, that it will meet such requirements on the first full trading day after the Company gives notice to Nasdaq that the Reverse Stock Split has become effective, there can be no assurances that such will be the case, or that continued losses or other factors beyond the control of the Company will not cause the Company to fail to meet such requirements. See "Proposed 1998 Changes in Capital Stock."

Since December 31, 1997, Antiope Partners L.L.C. ("Antiope Partners") and Amphion Ventures L.P. (Amphion Ventures") converted $1.9 million in advances under a Note Purchase Agreement dated as of June 25, 1997 (the "Note Purchase Agreement") into shares of a new series of Convertible Preferred Stock, Series G, $0.01 par value (the "Series G Preferred Stock"). Additionally, Amphion Ventures committed to purchase up to an additional $5,500,000 of Series G or another new series of preferred stock to fund the Company's operations and provide for the continued maintenance of the Company's net tangible assets above the New Nasdaq Listing Requirements. As of February 28, 1998, the Company's net tangible assets were in excess of the $2 million threshold established by the New Nasdaq Listing Requirements. Although management believes that the Company will be able to preserve the listing of the Common Stock on the Nasdaq SmallCap Market, there can be no assurance that the Company will be able to do so.

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

SHARES ELIGIBLE FOR FUTURE SALE; CONVERTIBLE SECURITIES AND WARRANTS

Future sales of Common Stock in the public market by existing stockholders, warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of the Company's Common Stock. At December 31, 1997, an aggregate of approximately 32,722,691 shares of Common Stock were outstanding and freely tradeable without restriction under the Securities Act. In addition, up to 13,912,273 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

Lasertechnics has reserved approximately 10,000,000 shares of Common Stock for issuance upon the exercise of outstanding convertible securities and warrants. As of December 31, 1997, there were 1,153,846, 1,056,338,

708,530 and 789.74 shares of Series A, B, C and G Convertible Preferred Stock outstanding, respectively. Each share of Series A, B and C Convertible Preferred Stock is convertible at any time, at the option of the holder, into one share of Common Stock. The conversion price for the Series G Convertible Preferred Stock is $0.50 per share, subject to the Series G Reset Right. See "Recent Sale of Unregistered Securities" below.

There are also currently 6,008,189 warrants outstanding to acquire the same number of shares of Common Stock, as well as $535,000 of indebtedness with a two-year maturity, convertible into Common Stock at $0.25 per share.

Lasertechnics has also reserved approximately 1,093,066 shares of Common Stock for issuance to key employees, officers, directors and consultants pursuant to the Company's benefit plans. As of December 31, 1997, there were 553,965 options outstanding.

ITEM 2.  PROPERTIES.

ACCESS CONTROL BUSINESS

Sandia leases a 14,508 square foot facility in Carrollton, Texas used for administrative, engineering and sales offices. This facility is rented under a three year agreement that terminates in 2000. In addition, Sandia is the lessor for two facilities in Paris, France comprising approximately 2,700 square feet in the aggregate, which are used to house the administrative, engineering and sales functions of Sandia Europe. Both of these leases expire in June 1998. The Asia/Pacific operations are handled by Sandia's consulting partner, Technology Interests Pty. Ltd in Sydney, Australia, and the Europe/Africa operations are handled by Sandia's Paris, France office.

MARKING BUSINESS

LMC manufactures laser markers in a 20,000 square foot facility in Albuquerque, New Mexico, which it occupies under a long-term capital-lease agreement. For further information with respect to commitments on the properties of the Company, reference is made to Notes 5 and 6 of the Notes to the Consolidated Financial Statements for the years ended December 31, 1997, 1996, and 1995.

ITEM 3.  LEGAL PROCEEDINGS.

On February 28, 1996, an investor group filed suit against the Company in the U.S. District Court for the Southern District of New York. This lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 1,400,000 shares of Common Stock at a price of $.495 per share. The option had been granted to the Company's former President and CEO, who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day, the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former President and CEO and was not transferable to third-parties. The lawsuit seeks issuance and registration of the 1,400,000 shares upon payment of the exercise price, or in the alternative, monetary damages which the investor group alleges to be not less than $2,800,000. On May 1, 1996, the Company moved to dismiss the complaint on the grounds that the court in New York lacked personal jurisdiction over the Company. The court denied the motion to dismiss by order dated June 10, 1997. Subsequently, the Company filed an answer, denying the material allegations of the complaint and asserting various defenses. On December 31, 1997, plaintiffs moved for partial summary judgment on the question of liability, as to whether or not the option was assignable. The Company filed papers opposing this motion on or about January 26, 1998. The Company believes the claim is without merit and will vigorously oppose it. However, there can be no assurances that the Company will prevail in the pending litigation, and an adverse outcome could have a material adverse effect upon the financial position and liquidity of the Company.

The Company is currently in discussions with Xerox regarding the scope of the Company's license for DataGlyphs(TM), a 2-D symbology developed by Xerox. In 1995, the Company was granted an exclusive license from Xerox, for an initial license fee of $2.1 million, for the right to develop and sell products utilizing DataGlyphs(TM) for the secured access industry. The royalty obligation was evidenced by the Company's promissory note payable to Xerox, due in three equal annual principal installments, plus interest, beginning December 1997. In December 1997, the Company notified Xerox that it would not make the payment due under the note, pending satisfactory resolution of the Company's concerns regarding the technological applicability of the products and services provided by Xerox to the Company pursuant to its license and the payment due in respect thereof. Xerox has advised the Company in writing that it believes that payment under the note is now past due. The Company believes that it has valid defenses to any legal action that may be brought by Xerox to enforce its note, and intends to take steps to preserve its rights if its discussions with Xerox fail to produce an amicable resolution of their dispute. To date, the Company has not recognized any sales revenue related to the DataGlyphs(TM) Technology. The Company and Xerox have held settlement discussions during the first quarter of 1998 in an effort to amicably resolve their dispute. However, there can be no assurances that the Company will prevail in any action or proceeding arising in connection with its dispute with Xerox, or that an amicable resolution of such dispute will be possible.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                                              1997 LAST SALE PRICES                   1996 LAST SALE PRICES
                                              ---------------------                   ---------------------
           CALENDAR PERIOD                    LOW              HIGH                    LOW           HIGH
           ---------------                    ---              ----                    ---           ----
           First Quarter                    $0.47            $1.47                   $1.91         $2.06

           Second Quarter                    0.59             1.00                    2.59          2.88

           Third Quarter                     0.50             0.97                    1.31          1.38

           Fourth Quarter                    0.22             0.66                    1.00          1.19

As of December 31, 1997, the Company had approximately 1,500 holders of record of voting Common Stock and one holder of record of non-voting Common Stock. The Company estimates that there were approximately 9,000 beneficial owners of its Common Stock as of the same date.

The Company has not paid dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future as it contemplates retaining all earnings to finance the continued growth of the Company's business. In addition, certain covenants contained in the Company's financing arrangements restrict the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 8 and 9 to Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995.

RECENT SALE OF UNREGISTERED SECURITIES

During the fourth quarter of 1997, the Company issued unregistered securities in connection with each of the transactions described below. All references in this section to numbers of shares and to the exercise or conversion prices of convertible securities were determined without reference to the Reverse Stock Split Proposal. See "Proposed 1998 Changes in Capital Stock." The issuance of the preferred stock, Common Stock, warrants and convertible debentures were exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend were affixed to the certificates and warrants.

Transactions Involving Convertible Securities

The Company's 10% Convertible Debentures due March 1, 1999 (the "1996 Debentures"), in the original principal amount of $5,500,000, the Company's 10% Convertible Series B Debenture due March 1, 1999 (the "Series B Debenture"), in the principal amount of $500,000 and the Company's Series D Convertible Preferred Stock, $0.01 par value (the "Series D Preferred Stock"), in the original stated amount of $8,350,000, and Series E Convertible Preferred Stock, $0.01 par value (the "Series E Preferred Stock") in the original stated amount of $500,000 became convertible in full into Common Stock at various times during 1996 and 1997.

In May 1997, $600,000 principal amount of the 1996 Debentures was redeemed by the Company with (i) the proceeds from the private placement to a single new investor of the Company's Series B Convertible Debenture, due March 1999 in the principal amount of $500,000 and (ii) $100,000 in proceeds from the private placement of $500,000 of Series E Preferred Stock with a single new investor. The Series E Preferred Stock was substantially identical to the terms of the Series D Preferred Stock and the Series B Convertible Debenture had substantially identical terms as the 1996 Debentures. In June 1997, $400,000 of Series D Preferred Stock was redeemed by the Company, upon receipt of the holder's notice of conversion, with the remaining proceeds from the sale of Series E Preferred Stock. See "Restructuring of Variable Price Convertible Securities" below.

Equity Investment by Major Stockholder

In December 1997, the Company concluded an agreement with an institutional investor with respect to the purchase of 700 shares of Series G Preferred Stock for an aggregate purchase price of $7,000,000. The purchase price was payable primarily through a combination of cash and the cancellation and exchange of existing indebtedness of the Company to the institutional investor. In addition, the purchaser had the right to offset a portion of the purchase price, aggregating approximately $709,000, against the Company's obligation to pay previously accrued and unpaid cash dividends on outstanding shares of Series A, Series B and Series C Preferred Stock of the Company held by the institutional investor on such date, and to pay a portion of such total purchase price, not to exceed an aggregate of $1,500,000, by delivery of an unconditional promissory note, payable on demand, in principal amount equal to the portion of the purchase price so paid.

As additional consideration, the Company agreed that if, at any time on or before December 31, 1999, the Company completes a financing with third parties raising at least $3,000,000 in new equity, the initial holders of the Series G Preferred will have the non-assignable right (the "Series G Reset Right"), but not the obligation, to exchange all or a portion of their shares of Series G Preferred Stock for shares of a new series of preferred stock with substantially the same terms and conditions offered to such third parties; provided that no such exchange will result in an increase in the conversion price above $.50 per share (as determined without giving effect to the Reverse Stock Split Proposal). See "Proposed 1998 Changes in Capital Stock."

Extension of Bridge Loans

Also in December 1997, the Company concluded an agreement (the "Extension Agreement") with Amphion Ventures, Antiope Partners and J. P. Morgan Investment Corporation

("JPMIC"), with respect to the extension of the Company's obligations under the June Note Purchase Agreement by and among the Company, Antiope Partners (formerly, Wolfensohn Partners L.P.), Amphion Ventures (by assignment from Antiope Partners) and JPMIC, and the several Senior Promissory Notes issued and sold by the Company pursuant to the June Note Purchase Agreement. The Extension Agreement extended the maturity date of such promissory notes for one year, through December 31, 1998. In addition, the agreement provided for the base interest rate on the promissory note payable to JPMIC to be increased from 6.64% to 10% per annum, which is the same rate originally payable under the promissory note payable to Antiope Partners. As provided for in the original June Note Purchase Agreement, on December 31, 1997, the holders of such promissory notes also became entitled to receive, as a late payment fee, (i) additional 3-year warrants to purchase 600,000 shares of Common Stock with an exercise price of $0.25 per share and with a fair market value of approximately $60,000 as of the date of issuance and (ii) 112,942 additional shares of restricted Common Stock with a fair market value of approximately $28,000 as of the date of issuance. The total value of the warrants and Common Stock issued will be charged to interest expense during 1998, producing a total effective interest rate of thirteen percent (13%) for 1998 on the Extension Agreement.

Restructuring of Variable Price Convertible Securities

In December 1997, the Company entered into negotiations with the holders of certain outstanding convertible securities of the Company, with respect to the restructuring and/or refinancing of such securities.

The Company originally issued the 1996 Debentures, the Series B Debentures (collectively, the "Convertible Debentures"), the Series D Preferred Stock, and the Series E Preferred Stock in separate private placements to institutional investors in 1996 and 1997. In July 1997, the Company issued shares of a new series of Convertible Preferred Stock, Series F, $0.01 par value (the "Series F Preferred Stock"), in exchange for, and/or to finance the repurchase of, all the outstanding shares of Series D Preferred Stock and Series E Preferred Stock, as described below. The terms of the Series F Preferred Stock are substantially identical to the terms of the Series D and Series E Preferred Stock, except as necessary to reflect the terms of the Standstill Agreement described below. The Convertible Debentures, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock were all convertible into Common Stock at a conversion price determined by formula, which was generally about 85% of the recent average market price of the Common Stock at the time of conversion, subject to a fixed maximum conversion price. The Convertible Debentures, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock aively herein as the Company's "Variable Price Convertible Securities".

In July 1997, the Company and certain holders of Variable Price Convertible Securities negotiated a gated standstill arrangement (the "Standstill Agreement"), in which such holders agreed to refrain from converting 75% of their holdings for a period of at least three months, with the locked-up portion released in five equal monthly installments thereafter. The provisions of the Standstill Agreement (which also included a reduction in the maximum conversion price to $1.14 in the case of the Series D and Series E Preferred Stock and $1.00 in the case of the Convertible Debentures, and the issuance of $.70 warrants to acquire 814,375 shares of Common Stock as an additional inducement to the participating holders) were implemented by the execution of allonges to the Convertible Debentures and by exchanging all of the outstanding shares of Series D Preferred Stock and Series E Preferred Stock for an equal number of shares of Series F Preferred Stock, which shares were substantially identical to the shares exchanged, except as necessary to implement the terms of the Standstill Agreement. Concurrently therewith, the Company issued 48 shares of Series F Preferred Stock to a single existing investor for $480,000 in cash, which was used by the Company to repurchase and cancel an equal number of shares of Series D Preferred Stock, the holder of which had declined to participate in the Standstill Agreement. By December 14, 1997, 70% of the face amount of the Variable Price Convertible Securities held by such holders on the date of the Standstill Agreement were available for conversion, with the remainder to become convertible in equal installments in January and February 1998.

In December 1997, the Company re-initiated negotiations with the holders of the Variable Price Convertible Securities, with the intention of restructuring or refinancing such securities to remove the variable price conversion feature. In December 1997 and January 1998, the Company converted, redeemed or restructured all of the Variable Price Convertible Securities that had been outstanding on December 1, 1997, comprising in the aggregate $1,250,000 principal amount of Convertible Debentures and 237 shares ($2,370,000 face amount) of Series F Preferred Stock (collectively, the "December 1997 Restructuring"). Based on the closing bid prices of the Common Stock for the applicable trading periods prior to December 24, 1997, such Variable Price Convertible Securities, together with accrued interest and dividends, would have been convertible on that date into an aggregate of approximately 17 million shares of Common Stock, with further dilution possible in the event of further declines in the market price of the Common Stock.

To implement the December 1997 Restructuring, including all related conversions, the Company made cash payments totaling approximately $1.3 million and issued in the aggregate approximately: $1.1 million in non-convertible short-term indebtedness; $535,000 of indebtedness with a two-year maturity, convertible into Common Stock at $.25 per share (the "1997 Debentures"); 1,407,000 shares of Common Stock, most of which are subject to certain transfer restrictions; 89.74 shares of Series G Preferred Stock; and warrants to purchase an additional 1,440,000 shares of Common Stock at an average exercise price in excess of $.46 per share. The fair market value of the additional securities issued, at the time of their issuance, represents the conversion inducement. The Convertible Debentures inducement was valued at approximately $48,000 and charged to interest expense. The inducement for Variable Price Convertible Securities other than the Convertible Debentures was valued at approximately $306,000 and recorded as a preferred dividend. The Company funded the cash and short-term debt portion of the restructuring by issuing shares of Series G Preferred Stock as described above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS SEGMENTS

The Company operates in two business segments: imaging and marking. Imaging operations involve the manufacture and sale of plastic card printing systems and related consumable products to print and encode fraud-resistant wallet-sized plastic cards for, among other things, drivers' licenses, identification, border crossing, financial transactions and health care services. Marking is involved in the manufacture and sale of laser systems which mark consumer and commercial products with a "freshness date," serial number, lot numbers, logos or bar code.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth for each of the years 1997, 1996 and 1995 has been derived from the audited consolidated financial statements for the years ended December 31, 1997, 1996, and 1995 and the notes thereto. General corporate assets and expenses are allocated to the respective business segments. Assets used by the respective segments are located at the operating units of the respective segments and there are no general corporate assets. General corporate expenses are allocated based on the estimated usage of financial resources by the respective segments.

                                             IMAGING           MARKING          CONSOLIDATED
                                             (Sandia)           (LMC)              (LASX)
                                             --------         ---------        ---------------
YEAR ENDED DECEMBER 31, 1997
Sales . . . . . . . . . . . . .            $ 4,353,318      $ 6,765,021      $ 11,118,339
Loss from operations  . . . . .             (8,383,449)      (1,808,445)      (10,191,894)
Identifiable assets . . . . . .              8,934,768        5,750,644        14,685,412
Capital expenditures  . . . . .                178,212         (109,953)           68,259
Depreciation  . . . . . . . . .                417,489           92,359           509,848

YEAR ENDED DECEMBER 31, 1996
Sales . . . . . . . . . . . . .            $ 8,197,639      $ 9,383,801      $ 17,581,440
Loss from operations  . . . . .             (8,642,620)        (981,376)       (9,623,996)
Identifiable assets . . . . . .              9,941,186        7,720,671        17,661,857
Capital expenditures  . . . . .                654,832          128,962           783,794
Depreciation  . . . . . . . . .                459,860          265,999           725,859

YEAR ENDED DECEMBER 31, 1995
Sales . . . . . . . . . . . . .            $ 3,121,577      $10,308,154      $ 13,429,731
Loss from operations  . . . . .             (7,934,839)        (195,374)       (8,130,213)
Identifiable assets . . . . . .              5,844,770        8,797,832        14,642,602
Capital expenditures  . . . . .                640,528          354,990           995,518
Depreciation  . . . . . . . . .                133,991          218,466           352,457

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995.

Consolidated Sales. Consolidated sales decreased to $11,118,339 in 1997 from $17,581,440 in 1996. In 1995 sales totaled $13,429,731.

         Imaging. The Company's imaging business is based largely on the sale of high volume card printers. The price of a high volume card printer is such that generally only governments and state agencies have ongoing card volume production requirements sufficient to justify such a purchase. Historically, new government customers have consisted primarily of developing nations, resulting in highly unpredictable selling cycles and procurement demand. In the third quarter of 1996, the Company was realizing revenue from its Australian drivers' license project. In 1997, there was no equivalent project in process. Additionally, revenues from the introduction of GlyphScan readers and Glyphit(TM) software have not materialized to date, as a result, in part, of the factors underlying the Company's dispute with Xerox regarding the DataGlyph technology licensed by the Company. The Company's dispute with Xerox is more fully described in Note 11 to Notes to Consolidated Financial Statements.

The Company has taken a number of actions to improve future sales. The Company has restructured its imaging business by reorganizing it into two divisions: imaging and technology, and expects to expand its market opportunities and product offerings through the proposed acquisition of advanced imaging and software technology (the "XLV Technology") from XL Vision, Inc., a Safeguard
Scientifics Partnership Company ("XLV").   Sandia recently entered into the
Intellectual Property Transfer Agreement (the "Technology Acquisition Agreement") with XLV for the development and commercialization of the XLV Technology, which consists of both hardware and software technology. The Company believes that its secure card industry experience and the XLV Technology will enable it to develop and market a low cost fraud resistant access control system. This system would combine the portable card embedded database with nontransferable personal information, such as finger prints, to permit access only by the authorized card holder.

Under the terms of the Technology Acquisition Agreement, XLV will continue to devote personnel, services and project management for the enhancement and commercialization of the XLV Technology. The Company will fund the enhancement of the XLV Technology. In January 1998, the Company paid XLV $500,000 and will make additional payments to XLV in the aggregate amount of $4.1 million for further development expenses, payable in several installments over the development period. Such funds will be used to fund technology enhancement activities by XLV with respect to the XLV Technology, with the goal of making such technology market-ready, as determined by mutual agreement of the Company and XLV. Of the $4.1 million earmarked for development expenses, the Company may, at its option, accelerate funding the development of the XLV Technology. All payments made prior to the development of a working model, including the costs of acquiring the options under the Technology Acquisition Agreement, will be expensed as research and development costs.

The imaging division will (i) continue to resell high volume printers, including a launch of mid-volume printers for customers with card volume requirements below that of the Company's historical customers, (ii) market overnight delivery of fraud-resistant wallet size ID cards to corporate badge and loyalty account customers through its newly-developed service bureau operation, and (iii) sell turnkey security systems utilizing biometrics and portable databases on Company-produced and other vendor cards. The new technology division proposes to develop and commercialize the XLV Technology to be acquired from XLV, including digital camera and optical butting technologies, for use in card readers and other digital image-acquisition applications. This new generation of card readers is expected to accommodate a wide range of card-mounted symbologies, including DataGlyphs(TM), at commercially attractive speeds. The proposed acquisition of the XLV Technology is subject to stockholder approval and certain other conditions. The Company believes that the diversification provided by its revised business strategy will help to make its revenue stream more predictable, and that the corporate access control market, which is currently highly fragmented, will provide a significantly greater market size for the Company's expanded product offerings.

The Company's ability to improve future sales may be affected by the volatility of market demand, timing of large governmental and state agency contracts, competition and technological innovations. These factors could significantly effect the Company's ability to compete effectively.

         Marking. The Company's marking business was adversely affected by (i) the delay in the re-introduction of the BlazerJet(TM) marking system, which began shipment in the summer of 1997, and (ii) the Company's announcement in the second quarter of 1997 that it had engaged an independent financial advisor to advise on strategic alternatives for LMC, including the possibility of a disposition or strategic partnership. The Company believes that this announcement was a distraction to LMC's management and other potential new employees, and resulted in a degree of confusion and uncertainty among certain current and potential customers, thereby delaying LMC's ability to capitalize on the launch of the BlazerJet(TM). Since the Company's termination of the independent financial advisor, LMC's management has stabilized relationships with current and potential customers and key employees, allowing them to refocus on the marking business. Additionally, significant progress has been made in the development of strategic relationships aimed at leveraging LMC's distribution capabilities and creating access to the newest marking technologies.

Sales to the marking business's largest customer, Anheuser-Busch, accounted for 17%, 34% and 21% of LMC's total sales in 1997, 1996 and 1995, respectively. The loss of this customer or the inability to obtain others would have a material adverse effect on the Company's results of operations.

Consolidated Gross Profit. Consolidated gross profit as a percentage of sales (gross margin) remained relatively the same for 1997 at 30% compared to 31% in 1996 and 32% in 1995. In the third quarter of 1997, certain limited shelf-life imaging business inventories (ribbons and other consumables) were written off. These inventories had been acquired in anticipation of certain large government contracts and were purchased in advance of the contracts being awarded to ensure availability and to take advantage of volume purchase discounts. The related government contracts have not been awarded and the remaining shelf-life of these inventories rendered them unusable for the Company's intended customers, resulting in write-offs of approximately $500,000.

Consolidated Operating Expenses. Consolidated operating expenses were $13,557,196, $15,047,325 and $12,400,551 in 1997, 1996 and 1995 respectively.
In the third quarter of 1997, Sandia recorded significant accounts receivable provisions related to two separate contracts. In each case the Company was acting as a sub-contractor. In connection with one such contract, a dispute arose between the Company and the prime contractor for the project. Although the Company had fulfilled all contractual obligations related to revenues recognized, the Company and the prime contractor agreed to discontinue the relationship. The Company established $400,000 in reserves on receivables previously recorded under this contract, considering the degree of uncertainty as to their ultimate collectability. In connection with the other contract, a second prime contractor has experienced delays in the launch of their publicly announced major Asian project, of which the printers purchased from the Company are an integral part. The Company's contract was not conditioned on the timing of the prime contractor's project, but the prime contractor additionally experienced delays in the receipt of funding from external financing they had
expected to have available when the Company's printers were purchased.   The
degree of uncertainty relating to the timing of the project launch combined with the related uncertainty of the timing of the receipt of their external funding, caused the Company to establish $200,000 in reserves for receivables previously recorded under this contract.

In 1996 the Company recorded a loss on settlement of a contract as the result of discontinuing a manufacturing agreement with its Singapore manufacturer. Sandia recorded $1,000,000 in expenses as a cost of settling the dispute. In addition, the imaging segment recorded a $287,000 charge in the third quarter of 1996 to reduce on-going expenses in its international operations.

Other Income/(Expense). Other income/(expense) consisting primarily of interest expense including the amortization of discounts and inducements in connection with the issuance and extension of debt arrangements and securities as more fully described in Notes 8 and 9 to Notes to Consolidated Financial Statements was ($2,628,547) in 1997, ($1,774,999) in 1996, and ($2,016,251) in 1995.

Consolidated Net Loss. Consolidated net loss for 1997 was $12,820,441 compared to the 1996 consolidated net loss of $11,398,995. The 1995 net loss was $10,146,464.

The Company has restated its consolidated financial statements for the years ended December 31, 1995 and 1996 to conform its accounting for beneficial conversion features related to the issuance of convertible debentures in October 1995 and March 1996 and convertible preferred stock issued in July 1996 to Emerging Issues Task Force Topic No. D-60 issued in March 1997 ("Topic D-60"). Topic No. D-60 requires that the intrinsic value of beneficial conversion features of convertible debt securities should be recognized as interest expense over the period from issuance to the first date that conversion can occur. Previously, the Company was amortizing the estimated fair value of the beneficial conversion feature to interest expense over the life of the convertible debentures. Topic No. D-60 further states that the intrinsic value of beneficial conversion features of convertible preferred stock should be treated as a return to the preferred stockholder over the period from issuance to the first date that conversion can occur. The Company had not previously assigned a value to the beneficial conversion feature of its Series D Convertible Stock. See Note 2 to Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995.

IMAGING BUSINESS RESULTS OF OPERATIONS

Imaging segment sales decreased in 1997 to $4,353,318, or approximately 53% of 1996 sales totaling $8,197,639. Imaging segment sales were $3,121,577 in 1995. The decrease from 1996 was primarily due to the completion of the Australian drivers' license project. Sandia did not acquire a similar size project in 1997.

The Imaging segment loss from operations in 1997 was $8,383,449 compared to $8,642,620 in 1996 and $7,934,839 in 1995. 1996 results include the $1,000,000 loss on contract settlement and the $287,000 charge noted above.

The Imaging segment gross profit margin in 1997 improved to 29.4% compared to 17.3% and 16% in 1996 and 1995, respectively. Lower margins in 1996 were primarily the result of Sandia's first significant drivers' license contract (the Australian drivers' license contract) at margins that insured Sandia would be awarded the contract. In 1995 the lower margins were the result of larger than expected OEM sales of plastic card printers which carry a lower selling price and lower margin than direct sales to end users, and because of the sale of custom-designed plastic card printers which have a higher manufacturing cost than standard models.

Imaging segment operating expenses decreased 4.0% in 1997 to $9,661,795. Imaging segment operating expenses increased 19% in 1996 to $10,061,712 from the $8,421,492 of operating expenses in 1995. The 1996 increase of $1,640,220 was primarily the result of approximately $360,000 increase in sales and marketing costs for the continued expansion of Sandia worldwide operations and the $1,000,000 and $287,000 charges noted above.

Research and development expense for 1997 was $1,634,671 compared to $2,053,111 for 1996 and $1,963,537 for 1995. The research and development costs incurred in 1997, 1996 and 1995 were primarily for manufacturing development, DataGlyphs(TM) software development and hardware and software upgrading of Sandia's high speed plastic card printers. Research and development expenses were lower in 1997 as a result of the completion of certain custom products in 1996.

Sales and marketing expenses increased approximately 22% in 1997 to $4,776,741 as a result of the accounts receivable provisions previously discussed, compared to $3,737,867 in 1996 and $3,376,618 in 1995. General and administrative expenses remained constant in 1997 at $3,250,383 compared to 1996 and 1995.

MARKING BUSINESS RESULTS OF OPERATIONS

The 1997 operating loss for the Marking segment was $1,808,445 compared to the 1996 operating loss of $981,376, and the 1995 operating loss of $195,374.

Marking segment sales decreased approximately 28.0% to $6,765,021 following a decrease of 9%, from $10,308,154 in 1995 to $9,383,801 in 1996. The decrease in 1997 was primarily due to the delay in the re-introduction of the BlazerJet(TM) marking system and customer's reluctance to place orders while the disposition of the Marking business was under consideration.

The 1997 gross profit percentage for the Marking segment was 31% compared to 44% in 1996 and 37% in 1995. The decline in margin in 1997 was primarily a result of an inventory write-down of $441,000 for slow moving inventory. Higher margin service sales were the major contributor to the 1996 and some extent
1995 overall margins.

Marking segment operating expenses for 1997 were $3,895,401 compared to $4,985,613 and $3,979,059 in 1996 and 1995, respectively. The 1997 decrease was primarily the result of a $700,000 decrease in general and administrative expenses, a $500,000 decrease in marketing expenses, and an increase of $140,000 in research and development expenses. The general and administrative decrease resulted from reductions in bad debt expense, legal and accounting fees, and salaries and benefits due to personnel reductions. Marketing expenses decreased because of decreased travel. Research and development expense increased due to continued enhancements on the BlaserJet(TM). The 1996 increase of 25% over 1995, was primarily the result of a $610,000 increase in general and administrative expenses, a $500,000 increase in marketing expenses and a $281,000 reduction in research and development expenses. The reduction in research and development is the result of narrowing the scope of research and development activities to upgrading current marking systems only.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt and short-term bridge loans from shareholders to meet its working capital requirements.

The Company's foreign sales are generated by Sandia Europe (located in Paris, France), Sandia and LMC. Sandia Europe sales and operating costs are primarily denominated in French Francs. Sandia and LMC sales are in US dollars. Although the Company funds some of its European operations out of the U.S., currency exchange exposure is considered minimal because the majority of French franc expenses are funded with French franc revenues.

The Company's operations continued to generate losses in 1997, primarily due to lower than expected sales in both the imaging and marking businesses. The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company anticipates that its existing working capital resources and revenues from operations, together with the additional financing in the aggregate amount of $5,500,000 arranged in the first quarter of 1998. (See Note 18 to Notes to Consolidated Financial Statements), will not be adequate to satisfy its funding requirements in 1998. The Company is continuing discussions with a number of existing and potential corporate, strategic and institutional investors. The Company's actual funding needs will depend on numerous factors, including actual expenditures and revenues generated from its operations compared to its business plan. The Company's actual funding needs will also depend on the successful development of the new products contemplated within the XLV Technology Acquisition and other unanticipated expenditures, none of which can be predicted with certainty. There can be no assurance, however, that the Company will acquire the additional funding it needs to fully pursue its business objectives. If the Company's losses continue, the Company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of assets or securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms which are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

In 1983, the City of Albuquerque, New Mexico issued 8% tax-exempt industrial development revenue bonds in connection with a 25-year capital lease of LMC's headquarters facility. The principal amount outstanding as of December 31, 1997 was $807,935. Pursuant to its agreement with the City of Albuquerque, Lasertechnics is required to maintain a current ratio of at least 1 to 1. At December 31, 1997, the Company's current ratio was less than 1 to 1 which is not in compliance with the agreement. As a result, the full amount of the lease was classified as a current liability on the Company's balance sheet at December 31, 1997. Failure of the Company to obtain a waiver could result in the relocation of LMC headquarters to other facilities and the associated disruption of the business, as well as increased difficulty in obtaining financing and credit, and could affect the Company's ability to continue as a going concern. The Company intends to seek a waiver of non-compliance during 1998 relating to this covenant violation. See Note 6 to Notes to Consolidated Financial Statements.

OTHER

Nasdaq Listing. On August 22, 1997, the Commission approved the New Nasdaq Listing Requirements (as defined below) for continued listing on the Nasdaq SmallCap Market. In particular, the New Nasdaq Listing Requirements require that a Company currently included in Nasdaq meet each of the following standards to maintain its continued listing: (i) either (A) net tangible assets (defined as total assets, minus goodwill, minus total liabilities) of $2 million, (B) total market capitalization of $35 million, or (C) net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000; and (ii) public float of at least 500,000 shares, with a market value of at least $1 million; and (iii) minimum bid price of $1; and (iv) at least two market makers; and (v) at least 300 round lot beneficial shareholders; and (vi) compliance with certain corporate governance requirements (the "New Nasdaq Listing Requirements"). Although the Company believes, but cannot assure, that it will meet such requirements on the first full trading day after the Company gives notice to Nasdaq that the Reverse Stock Split has become effective, there can be no assurances that such will be the case, or that continued losses or other factors beyond the control of the Company will not cause the Company to fail to meet such requirements. See Note 18 to Notes to Consolidated Financial Statements.

Inflation. Inflation has not had and is not expected to have a material impact on the operations and financial condition of the Company.

Recent Accounting Pronouncements.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 is applicable to all entities and requires that disclosure about any entity's capital structure include a brief discussion of rights and privileges for securities outstanding. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The effective adoption of SFAS No. 129 is not expected to have a material impact on the Company's financial statements and related disclosures.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The effective adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements and related disclosures.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. The effective adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements and related disclosures.

Caution Regarding Forward-Looking Statements. The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the ability to raise capital; the growth rate of the Company's revenue and market share; the consummation of new, and the non-termination of, existing relationships with customers and suppliers; the Company's ability to effectively manage its business functions while growing the Company's business in a rapidly changing environment; the ability of the Company to adapt and expand its services in such an environment; the effective and efficient development of new products; and the quality of the Company's plans and strategies, and the ability of the Company to execute such plans and strategies.

In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control. The Company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements. See "Cautionary Statements" in the Company's Form 10-KSB for the period ended December 31,1997.

ITEM 7.  FINANCIAL STATEMENTS.

                                                                                             Page
                                                                                             ----
CONSOLIDATED FINANCIAL STATEMENTS:
    Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-1
    Consolidated Balance Sheets as of December 31, 1997 and 1996  . . . . . . . . . . . .     F-2
    Consolidated Statements of Operations for the Years
         Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .     F-4
    Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .     F-5
    Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .     F-7
    Notes to Consolidated Financial Statements    . . . . . . . . . . . . . . . . . . . .     F-9

        The following consolidated financial statement schedule of the Company is filed as a part of this report:

FINANCIAL STATEMENT SCHEDULE

                                                                                             Page
                                                                                             ----
Schedule II -- Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . .   S-1

        All other financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information regarding Directors, Executive Officers, Promoters and Control Persons is incorporated by reference in this Form 10-KSB to the sections entitled "Principal Shareholders," "Management," and "General" in the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 1998.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference in this Form 10-KSB to the section entitled "Management" in the Company's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The information required by this item is incorporated by reference in this Form 10-KSB to the sections entitled "Principal Shareholders" and "Management" in the Company's Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference in this Form 10-KSB to the section entitled "Management" in the Company's Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

             3.1          --Certificate of Incorporation of Lasertechnics.
                          Incorporated herein by reference to Exhibit 3.1 to Lasertechnics' Registration Statement on Form S-1 (Registration No. 2- 80946).

             3.2 --By-laws of Lasertechnics. Incorporated herein by reference to Exhibit 3.2 to Lasertechnics' Registration Statement on Form S-1 (Registration No. 2-80946).

             3.3 --First Amendment to Certificate of Incorporation of Lasertechnics dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1987.

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

             4.3 --Certificate of Designation of Lasertechnics Series E Preferred Stock. Incorporated by reference to
                          Exhibit 4.3 to Lasertechnics' Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             4.4 --Certificate of Designation of Lasertechnics Series F Preferred Stock and Certificate of Correction. Incorporated by reference to Exhibit 4.4 to Lasertechnics' Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             4.5 --Certificate of Designation of Lasertechnics Series G Preferred Stock.*

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

             10.6 --Advisory and investment banking services agreement between Lasertechnics and Wolfensohn International, Inc., dated May 19, 1993. Incorporated herein by reference to Exhibit 10.18 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.7 --Purchase of Common Stock and Convertible Note Agreement between Lasertechnics and J.P. Morgan Investment Corporation, dated July 8, 1994.

                          Incorporated herein by reference to Exhibit 10.19 to Lasertechnics' Annual Report on Form 10- KSB for the year ended December 31, 1994.

             10.8 --OEM License Agreement between Sandia and Xerox Corporation, dated January 6, 1995. Incorporated herein by reference to Exhibit 10.20 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.9 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 19, 1994. Incorporated herein by reference to Exhibit 10.21 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.10 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 31, 1994. Incorporated herein by reference to Exhibit 10.22 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.11 --Amendment to the OEM License Agreement between Sandia and Xerox Corporation, dated December 27, 1996. Incorporated by reference to Exhibit 10.12 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1996.

             10.12 --Demand Promissory Note issued to Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit 10.13 to Lasertechnics' Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.13 --Warrant to purchase shares of Lasertechnics' Common Stock issued to Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit
                          10.14 to Lasertechnics' Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.14 --Note Purchase Agreement dated June 25, 1997, by and among Lasertechnics, J.P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to Exhibit 10.15 to Lasertechnics' Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.15 --Intellectual Property Transfer Agreement dated January 8, 1998, by and between XL Vision, Inc. and Sandia Imaging Systems Corporation.*

             21           --Subsidiaries of Lasertechnics.*

             23           --Consent and Report Schedule of KPMG Peat Marwick
                          LLP.*

                    27           --Financial Data Schedule*

    ------------------

    *Filed herewith.

(b) REPORTS ON FORM 8-K.

             No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1998                 LASERTECHNICS, INC.



                                      By: /s/ Richard C.E. Morgan
                                         -------------------------------------
                                              Richard C.E. Morgan, Chairman of
                                               the Board and Chief Executive
                                               Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.

    SIGNATURE                                           CAPACITY
    ---------                                           --------
/s/ Richard C.E. Morgan                                 Chairman of the Board and Chief Executive
-------------------------------------------             Officer
Richard C.E. Morgan


/s/ Paul J. Coleman, Jr.                                Director
-------------------------------------------
Paul J. Coleman, Jr.


/s/ Danny G. Hair                                       Executive Vice President and Chief Financial Officer
-------------------------------------------             (Principal Financial and Accounting Officer)
Danny G.  Hair


/s/ C. Seth Cunningham                                  Director
-------------------------------------------
C. Seth Cunningham


/s/ Jean-Pierre Arnaudo                                 Director
-------------------------------------------
Jean-Pierre Arnaudo


/s/ Harry S. Budow                                      Director and Secretary, and President and
-------------------------------------------             Chief Operating Officer of
Harry S. Budow                                          Sandia Imaging Systems Corporation

/s/ E.A. Bourque                                        Director
-------------------------------------------
E. A. Bourque


                                                        Director
-------------------------------------------
Alfred E. Paulekas

/s/ Richard M. Clarke                                   Director
-------------------------------------------
Richard M. Clarke

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Lasertechnics, Inc.


We have audited the accompanying consolidated balance sheets of Lasertechnics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lasertechnics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company's recurring losses from operations and resulting continued dependence upon access to additional external financing raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           KPMG Peat Marwick LLP

Dallas, Texas
February 20, 1998

                       LASERTECHNICS, INC. & SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996



                Assets                                                    1997             1996
                ------                                                    ----             ----
                                                                                          (note 2)
Current assets:
Cash and cash equivalents                                             $ 1,687,178       1,598,744
Note receivable from stockholder                                        1,158,684              --
Accounts receivable - trade, less allowance for doubtful accounts
   of $380,911 in 1997 and $357,136 in 1996                             1,864,270       3,196,943
Inventory (note 14):
   Raw materials                                                        3,824,932       4,293,978
   Work-in-process                                                       483,500         551,340
   Finished goods                                                         935,684       1,754,689
                                                                      -----------     -----------
                                                                        5,244,116       6,600,007
Prepaid expenses                                                          130,137         230,839
Other                                                                      50,081          67,606
                                                                      -----------     -----------
        Total current assets                                           10,134,466      11,694,139
                                                                      -----------     -----------

Property, plant and equipment, net (note 5)                             2,974,725       3,334,277

Goodwill                                                                   90,473         172,510

Deferred license fee (note 11)                                          1,400,000       2,100,000

Other assets                                                               85,748         360,931
                                                                      -----------     -----------
                                                                      $14,685,412      17,661,857
                                                                      ===========     ===========

                                                                     (continued)

                       LASERTECHNICS, INC. & SUBSIDIARIES



     Liabilities and Stockholders' Equity                                 1997               1996
     ------------------------------------                                 ----               ----
                                                                                           (note 2)

Current liabilities:
  Notes payable to stockholder (note 8)                                $  2,931,821                --
  Notes payable (note 11)                                                 3,942,495           775,292
  Accounts payable                                                        1,789,321         1,369,818
  Accrued liabilities (note 7)                                            2,089,793         2,957,525
  Current portion of capital lease obligations (note 6)                     807,935           225,676
                                                                       ------------      ------------
        Total current liabilities                                        11,561,365         5,328,311
                                                                                         ------------

Convertible debentures (note 9)                                                  --         2,250,749
Capital lease obligations (note 6)                                          114,845           927,411
Notes payable, long-term (note 11)                                          535,205         1,400,000
Other                                                                         4,694           149,387
                                                                       ------------      ------------
        Total liabilities                                                12,216,109        10,055,858
                                                                       ------------      ------------

Stockholders' equity (notes 2, 9, 10, 11 and 12):
Convertible preferred stock, $.01 par; 7,000,000 shares authorized in 1997 and 1996:
   Series A:  $1.30 stated value; 1,153,846 shares issued and
     outstanding in 1997 and 1996                                         1,500,000         1,500,000
   Series B:  $1.42 stated value; 1,056,338 shares issued and
     outstanding in 1997 and 1996                                         1,500,000         1,500,000
   Series C:  $1.51 stated value; 708,530 shares issued and
     outstanding in 1997 and 1996                                         1,069,880         1,069,880
   Series D:  $10,000 stated value; exchanged for Series F
     in 1997 and 585 in 1996                                                     --         6,049,314
   Series G:  $10,000 stated value; 789.735 shares outstanding
     in 1997 and none in 1996                                             7,897,353                --
Common stock, $.01 par value; authorized 56,750,000 in
  1997 and 1996; 47,369,216 and 37,133,514 shares issued and
  outstanding in 1997 and 1996                                              473,692           371,335
Nonvoting convertible common stock; $.01 par value
  Authorized 2,250,000 shares in 1997 and 1996; 2,249,842
  shares issued and outstanding in 1997 and 1996.  Convertible
  into common stock on a share-for-share basis                               22,499            22,499
Paid-in capital                                                          56,696,968        49,891,230
Accumulated deficit                                                     (66,691,089)      (52,798,259)
                                                                       ------------      ------------
            Total stockholders' equity                                    2,469,303         7,605,999
                                                                       ------------      ------------
                                                                       $ 14,685,412        17,661,857
                                                                       ============      ============

See accompanying notes to consolidated financial statements.

                       LASERTECHNICS, INC. & SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995


                                                             1997              1996              1995
                                                             ----              ----              ----
                                                                             (note 2)          (note 2)
Sales (notes 4 and 16)                                  $ 11,118,339        17,581,440        13,429,731
Cost of sales                                              7,753,037        12,158,111         9,159,393
                                                        ------------      ------------      ------------
         Gross profit                                      3,365,302         5,423,329         4,270,338

Expenses:
Research and development                                   2,572,848         2,848,767         3,040,830
General and administrative                                 4,921,359         5,151,502         4,460,724
Selling and marketing                                      6,062,989         5,760,056         4,898,997
Loss on contract
   settlement and other (Note 14)                                 --         1,287,000                --
                                                        ------------      ------------      ------------
         Operating expenses                               13,557,196        15,047,325        12,400,551
                                                        ------------      ------------      ------------
         Loss from operations                            (10,191,894)       (9,623,996)       (8,130,213)

Other income (expense):
Interest income                                               24,646           110,007            32,182
Interest expense                                          (2,254,887)       (1,910,919)       (2,020,751)
Other                                                       (398,306)           25,913           (27,682)
                                                        ------------      ------------      ------------

         Net other income (expense)                       (2,628,547)       (1,774,999)       (2,016,251)


Loss before income taxes                                 (12,820,441)      (11,398,995)      (10,146,464)

Income taxes (note 15)                                            --                --                --
                                                        ------------      ------------      ------------
         Net loss                                        (12,820,441)      (11,398,995)      (10,146,464)

Preferred stock dividend requirements (Note 10)           (1,072,389)       (1,865,115)          (73,234)
                                                        ------------      ------------      ------------
         Net loss applicable to common stock            $(13,892,830)      (13,264,110)      (10,219,698)
                                                        ============      ============      ============

Net loss per common share                               $      (0.31)            (0.39)            (0.37)
                                                        ============      ============      ============

Weighted average shares of common stock outstanding
  during the year                                         44,684,785        34,339,313        27,511,489
                                                        ============      ============      ============

See accompanying notes to consolidated financial statements.

                       LASERTECHNICS, INC. & SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995

                                                                                                          Nonvoting
                                               Convertible                                               convertible
                                             Preferred stock             Common stock                   common stock
                                             ---------------             ------------                   ------------
                                         Shares         Amount         Shares         Amount        Shares         Amount
                                      ------------   ------------   ------------   ------------   ------------  ------------

Balance at December 31, 1994                    --   $         --     25,078,779   $    250,788        377,684  $      3,777
Exercise of common stock options                --             --        625,712          6,257             --            --
(note 12)
Detachable warrants issued in
conjunction with                                --             --             --             --             --            --
 convertible debt (note 9)
Stock issued for debt, net of
unamortized                              2,521,363      3,469,880      1,383,632         13,836      1,872,158        18,722
discount and expenses (note 8)
Increasing rate preferred stock                 --       (126,446)            --             --             --            --
discount
Discount accretion                              --         73,234             --             --             --            --
Conversion feature of debentures                --             --             --             --             --            --
issued (note 9)
Debentures converted, net of
unamortized                                     --             --        658,570          6,586             --            --
      discount and expenses (note 9)
Issuance of convertible preferred          397,351        600,000             --             --             --            --
stock (note 10)
Exercise of detachable warrants                 --             --        534,105          5,341             --            --
Foreign currency translation                    --             --             --             --             --            --
adjustment
Net loss                                        --             --             --             --             --            --
                                      ------------   ------------   ------------   ------------   ------------  ------------
Balance at December 31, 1995             2,918,714      4,016,668     28,280,798        282,808      2,249,842        22,499
Exercise of common stock options                --             --         89,222            893             --            --
(note 12)
Increasing rate preferred stock                 --         53,212             --             --             --            --
discount (note 10)
Conversion feature of debentures and            --             --             --             --             --            --
detachable warrants issued (note 9)
Conversion feature of Series D
Preferred Stock (note 10)                       --     (1,198,055)            --             --             --            --
Debentures converted, net of
      expenses (note 9)                         --             --      6,682,561         66,825             --            --
Warrant discount net of related
debenture                                       --             --             --             --             --            --
       conversions (note 9)
Issuance of convertible preferred
stock, net of                                  835      8,350,000             --             --             --            --
       expenses (note 10)
Preferred stock accretion and
dividends                                       --      1,455,721             --             --             --            --
      (note 10)
Preferred stock converted, including
related                                       (250)    (2,558,352)     2,280,933         22,809             --            --
       accretion (note 10)
Retirement of treasury stock                    --             --       (200,000)        (2,000)            --            --
Foreign currency translation                    --             --             --             --             --            --
adjustment
Net loss                                        --             --             --             --             --            --
                                      ------------   ------------   ------------   ------------   ------------  ------------
Balance at December 31, 1996             2,919,299     10,119,194     37,133,514        371,335      2,249,842        22,499



                                          Paid-in      Accumulated    Treasury
                                          capital        deficit        stock        Total
                                          -------        -------        -----        -----
Balance at December 31, 1994          $30,302,473  $(29,314,451)    $(250,000)   $  992,587
Exercise of common stock options          450,593            --            --       456,850
(note 12)
Detachable warrants issued in
conjunction with                          207,000            --            --       207,000
 convertible debt (note 9)
Stock issued for debt, net of
unamortized                             2,804,215            --            --     6,306,653
discount and expenses (note 8)
Increasing rate preferred stock           126,446            --            --            --
discount
Discount accretion                             --       (73,234)           --            --
Conversion feature of debentures        1,235,294            --            --     1,235,294
issued (note 9)
Debentures converted, net of
unamortized                               968,959            --            --       975,545
      discount and expenses (note 9)
Issuance of convertible preferred              --            --            --       600,000
stock (note 10)
Exercise of detachable warrants           684,659            --            --       690,000
Foreign currency translation             (109,248)           --            --      (109,248)
adjustment
Net loss                                       --   (10,146,464)           --   (10,146,464)
                                      -----------   -----------   -----------   -----------
Balance at December 31, 1995           36,670,391   (39,534,149)     (250,000)    1,208,217
Exercise of common stock options          109,898            --            --       110,791
(note 12)
Increasing rate preferred stock
discount (note 10)                             --            --            --        53,212
Conversion feature of debentures
and detachable warrants
issued (note 9)                         1,555,981            --            --     1,555,981
Conversion feature of Series D
Preferred Stock (note 10)               1,198,055            --            --            --
Debentures converted, net of
      expenses (note 9)                 8,796,242            --            --     8,863,067
Warrant discount net of related
debenture                                  53,792            --            --        53,792
       conversions (note 9)
Issuance of convertible preferred
stock, net of                            (762,964)           --            --     7,587,036
       expenses (note 10)
Preferred stock accretion and
dividends                                      --    (1,865,115)           --      (409,394)
      (note 10)
Preferred stock converted, including
related                                 2,535,543            --            --            --
       accretion (note 10)
Retirement of treasury stock             (248,000)           --       250,000            --
Foreign currency translation              (17,708)           --            --       (17,708)
adjustment
Net loss                                            (11,398,995)                (11,398,995)
                                      -----------   -----------   -----------   -----------
Balance at December 31, 1996           49,891,230   (52,798,259)           --     7,605,999

                       LASERTECHNICS, INC. & SUBSIDIARIES


                                                                                                             Nonvoting
                                                   Convertible                                              convertible
                                                 Preferred stock                Common stock                common stock
                                                 ---------------                ------------                -------------
                                              Shares         Amount          Shares          Amount      Shares          Amount
                                              ------         ------          ------          ------      ------          ------

Balance at December 31, 1996                2,919,299    $ 10,119,194      37,133,514   $    371,335  2,249,842   $     22,499
Exercise of common stock options                   --              --         757,240          7,572         --             --
Issuance of common stock for
   extension of stockholder
   notes payable (note 8)                          --              --         112,942          1,129         --             --
Conversion feature of stockholder
   notes payable (note 8)                          --              --              --             --         --             --
Conversion feature of debentures
   issued (note 9)                                 --              --             --              --         --             --
Issuance of common stock in
   connection with stockholder
   notes payable (note 8)                          --              --        734,252           7,343         --             --
Debentures converted, net of
   expenses (note 9)                               --              --       1,980,901         19,809         --             --
Issuance of Series G preferred stock,
   net of expenses and conversion of
   Series F Preferred Stock,
   including common stock issued (note 10)    801,735        7,980,842             --             --         --             --
Issuance of common stock for the
   conversion of Series F to Series G
   Preferred Stock                                 --               --        897,353          8,974         --             --
Preferred stock accretion and
   dividends note 10)                              --          231,911             --             --         --             --
Preferred stock converted,
   including related accretion (note 10)         (359.00)  (3,829,218)      5,753,014         57,530         --             --
Preferred stock redeemed (note 10)               (132.50)  (1,350,000)             --             --         --             --
Preferred stock converted to debt                (105.50)  (1,185,496)             --             --         --             --
   (note 10)
Issuance of warrants in connection with
   the stockholder notes payable,
   standstill agreement and December 1997
   restructuring (notes 8, 9, and 10)                 --           --              --             --         --             --
Foreign currency translation adjustment               --           --              --             --         --             --
Net loss                                              --           --              --             --         --             --
                                           ------------- ------------      ----------        -------  ---------         ------
Balance at December 31, 1997               2,919,503,735 $ 11,967,233      47,369,216        473,692  2,249,842         22,499
                                           ============= ============      ==========        =======  =========         ======



                                            Paid-in        Accumulated           Treasury
                                            capital          deficit              stock         Total
                                            -------          -------               -----        -----

Balance at December 31, 1996                $ 49,891,230   $(52,798,259)   $         --   $  7,605,999
Exercise of common stock options                  33,111             --              --         40,683
Issuance of common stock for
  extension of stockholder notes
  payable (note 8)                                27,107             --              --         28,236
Conversion feature of stockholder notes
  payable (note 8)                               687,833             --              --        687,833
Conversion feature of debentures
  issued (note 9)                                 88,235             --              --         88,235
Issuance of common stock in connection
  with stockholder notes payable (note 8)        383,699             --              --        391,042
Debentures converted, net of
  expenses (note 9)                            1,013,637             --              --      1,033,446
Issuance of Series G preferred stock, net
  of expenses and conversion of Series F
  Preferred Stock, including common stock
  issued (note 10)                                    --             --              --      7,980,842
Issuance of common stock for the
   conversion of Series F to Series G
   Preferred Stock                               227,851             --              --        236,825
Preferred stock accretion and
   dividends note 10)                                 --     (1,072,389)             --       (840,478)
Preferred stock converted, including
 related  accretion (note 10)                  3,771,688             --              --             --
Preferred stock redeemed (note 10)                    --             --              --     (1,350,000)
Preferred stock converted to debt
 (note 10)                                            --             --              --     (1,185,496)
Issuance of warrants in connection with
  the stockholder notes payable,
  standstill agreement and December 1997
  restructuring (notes 8, 9, and 10)             567,593             --              --        567,593
Foreign currency translation adjustment            4,984             --              --          4,984
Net loss                                              --    (12,820,441)             --    (12,820,441)
                                            ------------   ------------    ------------   ------------
Balance at December 31, 1997                $ 56,696,968   $(66,691,089)   $         --   $  2,469,303
                                            ============   ============    ============   ============

See accompanying notes to consolidated financial statements.

                       LASERTECHNICS, INC. & SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995


                                                              1997          1996           1995
                                                              ----          -----          -----
                                                                          (note 2)        (note 2)
Cash flows from operating activities:
 Net loss                                                $(12,820,441)   (11,398,995)   (10,146,464)
Adjustments to reconcile net loss to net cash
 used by operating activities:
     Depreciation and amortization                          1,126,870        725,859        514,988
     Provision for losses on accounts receivable            1,058,572        248,489        115,375
     Provision for product warranty reserve                   382,795        639,606        338,250
     Amortization of discount and issuance costs
       and other non-cash interest and dividends            1,553,934      1,259,621      1,726,193
     Accrued interest not paid                                     --        514,163             --
     (Increase) decrease in:
            Accounts receivable, trade                        274,101        628,243     (1,165,875)
            Inventory                                       1,577,165     (2,187,157)    (1,616,559)
            Prepaid expenses                                  100,702       (775,350)       104,779
            Other current assets                               17,525     (1,280,821)       163,769
            Accounts payable                                  419,503     (2,087,326)       (42,450)
            Accrued expenses                                 (842,060)      (598,871)      (890,512)
            Other                                             205,571        608,912             --
                                                           -----------    ----------     -----------
               Net cash used by operating activities       (6,945,763)   (13,703,627)   (10,898,506)

Cash flows from investing activities -
     Capital expenditures                                    (206,555)      (783,794)      (995,518)

                                                                     (continued)

                       LASERTECHNICS, INC. & SUBSIDIARIES


                                                                                1997                  1996                 1995
                                                                         ------------------      -------------         ------------
                                                                                                     (note 2)              (note 2)
Cash flows from financing activities:
     Borrowings under financing agreements                                        7,158,808          3,800,000            7,329,906
     Principal payments on financing agreements                                          --         (2,200,000)          (2,969,452)
     Proceeds from issuance of convertible debentures                               500,000          5,500,000            7,000,000
     Convertible debenture issuance costs                                                --           (385,000)            (520,000)
     Principal payments on capital lease obligations                               (230,307)          (219,018)            (164,860)
     Net proceeds from issuance of preferred and common stock                     1,952,525
     Redemption of preferred stock                                               (1,350,000)                --                   --
     Redemption of convertible debentures                                          (650,000)                --                   --
     Other                                                                         (140,274)                --                   --
                                                                                                     7,697,826            1,683,729
                                                                         ------------------      -------------         ------------
                           Net cash provided by financing activities              7,240,752         14,193,808           12,359,323
                                    Net increase (decrease) in
                                    cash and cash equivalents                        88,434           (293,613)              465,299

Cash and cash equivalents at beginning of year                           $        1,598,744          1,892,357            1,427,058
                                                                         ------------------      -------------         ------------

Cash and cash equivalents at end of year                                 $        1,687,178          1,598,744            1,892,357
                                                                         ==================      =============         ============

Supplemental information:
Cash paid during the year for interest                                                2,031            151,354              173,619
                                                                         ==================      =============         ============
Conversions to common stock (notes 8, 9 and 10):
                  Debentures                                                      1,000,000          9,225,000            1,025,000
                  Notes payable, net of expenses                                         --                 --            5,953,773
                  Accrued interest                                                   33,446            483,435              373,222
                  Preferred stock                                                 3,829,218                 --                   --

Convertible preferred stock accretion (note 10)                                     231,911            257,666                   --
                                                                         ==================      =============         ============
Detachable warrants issued in conjunction with convertible
debt and preferred stock (notes 8, 9 and 10)                                        567,593            462,000              207,000
                                                                         ==================      =============         ============

Conversion feature of debentures and stockholder notes payable issued
(notes 8 and 9)                                                                     776,068          1,555,981            1,235,294
                                                                         ==================      =============         ============
Common stock issued in connection with stockholder notes
payable and preferred stock (notes 8 and 10)                                        656,103                 --                   --
                                                                         ==================      =============         ============
Preferred stock converted to notes payable (note 10)                              1,185,496                 --                   --
                                                                         ==================      =============         ============
Debentures and accrued interest converted to short- and
long-term note payable (note 9)                                                   1,035,205                 --                   --
                                                                         ==================      =============         ============
Borrowings under capital lease obligations                                               --            194,064                   --
                                                                         ==================      =============         ============

See accompanying notes to consolidated financial statements.

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


(1)    Summary of Significant Accounting Policies

       (a)    Company Organization and Basis of Presentation

              The accompanying consolidated financial statements include the accounts of Lasertechnics, Inc. and its wholly owned subsidiaries Lasertechnics Marking Corp. (LMC), its 96 percent owned subsidiary Sandia Imaging Systems Corporation (Sandia), and Sandia's wholly owned French subsidiary Sandia Imaging Systems SA (Sandia Europe) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

       (b)    Statements of Cash Flows

              The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of $1,683,011 and $1,587,878 at December 31, 1997 and 1996, respectively.

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

       (e)    Fair Value of Financial Instruments

              The carrying amount of cash equivalents, accounts receivable, accounts payable, notes payable, customer advances, commissions payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

                                      F-9                           (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


              The outstanding borrowings under the Company's note payable to Xerox Corporation (note 11) and the long-term note payable (note
              9) bear interest at current market rates, and therefore, the carrying amount of debt approximates estimated fair value at December 31, 1997 and 1996.

              At December 31, 1996, the net carrying value of the March 1996 convertible debentures (note 9) approximates fair value as such debentures are recorded based on the current effective interest rate.

       (f)    Income Taxes

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

       (g)    Foreign Currency Translation

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

       (h)    Net Loss Per Common Share

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 revised the previous calculation methods and presentations of earnings per share and requires that all prior-period earnings (loss) per share data be restated to conform to SFAS No. 128. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by this Statement. In accordance with SFAS No. 128, the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share which includes the dilutive effect of options and warrants has not been presented since, due to the net losses recorded by the Company for all periods presented, their inclusion would be antidilutive.



                                      F-10                          (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


              Net loss applicable to common stock is derived by adding to the consolidated net loss the accretion of the discount recorded for the Company's increasing rate preferred stock Series A, B and C, the annual accretion of Series D, E and F Preferred Stock, the value of warrants issued to induce conversions from Series F to Series G Preferred Stock during 1997 and in connection with a 1997 standstill agreement and the intrinsic value of the beneficial conversion feature of the Series D Preferred Stock (note 10).

       (i)    Revenue Recognition

              The Company recognizes revenue on sales of its products either when the products are shipped from the Company or received by the customer, depending on shipping terms. Revenue related to product sales that require installation or customer acceptance is recognized upon fulfillment of such requirements.

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

       (k)    Impairment of Long-Lived Assets and Long-Lived Assets to Be
              Disposed Of

              The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

       (l)    Stock Compensation Plans

              On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.




                                      F-11                          (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


              Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. Under APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

       (m)    Reclassifications

              Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

(2)    Restatement

       The Company has restated its consolidated financial statements for the years ended December 31, 1995 and 1996 to conform its accounting for beneficial conversion features related to the issuance of convertible debentures in October 1995 and March 1996 and convertible preferred stock issued in July 1996 to the Financial Accounting Standards Board's Emerging Issues Task Force Topic No. D-60 issued in March 1997 ("Topic No. D-60"). Topic No. D-60 requires that the intrinsic value of beneficial conversion features of convertible debt securities should be recognized as interest expense over the period from issuance to the first date that conversion can occur. Previously, the Company was amortizing the estimated fair value of the beneficial conversion feature to interest expense over the life of the convertible debentures. Topic No. D-60 further states that the intrinsic value of beneficial conversion features of convertible preferred stock should be treated as a return to the preferred stockholder over the period from issuance to the first date that conversion can occur. The Company had not previously assigned a value to the beneficial conversion feature of its Series D Convertible Preferred Stock.


                                F-12                                (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


As a result of the aforementioned restatement, amounts were adjusted as follows:

                                    Year ended           Year Ended
                                 December 31, 1996    December 31, 1995
                                 -----------------    -----------------
Interest expense, as previously
  reported                          $  1,541,001      $    968,790
Adjustment                               369,918         1,051,961
                                    ------------      ------------
Restated interest expense              1,910,919         2,020,751
                                    ============      ============

Restated net loss                    (11,398,995)      (10,146,464)
Dividends, as previously
           reported                     (667,060)          (73,234)
Adjustment                            (1,198,055)               --
                                    ------------      ------------
Restated net loss attributable
 to common stockholders              (13,264,110)      (10,219,698)
                                    ============      ============
Basic and diluted loss per
 share, as previously reported             (0.34)            (0.33)
Restated basic and diluted loss
       per share                           (0.39)            (0.37)

       Unaudited quarterly financial data has also been restated from amounts previously reported for the fiscal 1997 and 1996 quarterly results. See note 17.

(3)    Operations, Liquidity and Going Concern

       The Company's operations in 1997 continued to generate losses. The loss in 1997 significantly exceeded losses in either 1996 or 1995. Although, during 1997, the Company raised gross proceeds of approximately $11 million through equity and debt transactions, the Company's operations, capital expenditures and debt service requirements have utilized a significant portion of such proceeds through February 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       The Company's business plan for 1998 is predicated principally upon the commencement of a new service center for outsourced card printing, significant increases in sales for existing Sandia products, the successful introduction of new products in both of its business segments, significant improvements in gross margins and reductions in research and development expenditures. Because of the anticipated timing of new product introductions and manufacturing cost reductions, together with the necessity to prepay all or a portion of the balance of its lease obligation financing, the Company may require additional external financing to meet its 1998 requirements. However, there can be no assurance that sufficient additional external financing could be obtained to fund any increases in financing requirements resulting from delays in or inability to significantly increase sales of existing Sandia products, successfully introduce planned new products, or achieve gross margin improvements. If the Company is unable to obtain such additional funds, it may be necessary to either reduce or stop certain product development programs,



                                      F-13                          (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       reduce its sales and marketing efforts, dispose of assets or undertake other actions as may be appropriate.

(4)    Significant Customers

       One customer accounted for 10, 18 and 16 percent of consolidated revenues in 1997, 1996 and 1995, respectively. Another customer accounted for 29 percent of 1996 consolidated revenues. At December 31, 1997 and 1996, two customers accounted for 29% and 27% of consolidated net accounts receivable, respectively.

(5)    Property, Plant and Equipment

         Property, plant and equipment consists of the following:

                                                                            Amortization/
                                                                            Depreciation
                                                                                Period            1997             1996
                                                                              -----------     -----------      -----------
Property, plant and equipment under
     capital lease:
        Land (note 6)                                                                         $   336,396          336,396
        Building                                                              Lease term          923,550          923,550
        Machinery and equipment                                               Lease term          127,411          127,411
        Research equipment                                                    Lease term           21,339           21,339
        Furniture and fixtures                                                Lease term          530,913          530,913
                                                                                              -----------      -----------
                                                                                                1,939,609        1,939,609

Accumulated amortization                                                                         (695,084)        (648,131)
                                                                                              -----------      -----------
     Property, plant and equipment
        under capital leases, net                                                               1,244,525        1,291,478
                                                                                              -----------      -----------

Other property, plant and equipment:
     Building                                                                 14 to 45 years      311,955          311,955
     Leasehold improvements                                                   Lease term          158,311          165,679
     Machinery and equipment                                                  5 to 8 years      1,543,854        1,285,025
     Demonstration equipment                                                  2 to 3 years        830,258          933,363
     Research equipment                                                       3 years             179,796          136,005
     Furniture and fixtures                                                   5 years             657,963          781,851
                                                                                              -----------      -----------
                                                                                                3,682,137        3,613,878
                                                                                              -----------      -----------
Accumulated depreciation and amortization                                                      (1,951,937)      (1,571,079)
                                                                                              -----------      -----------
Other property, plant and
     equipment, net                                                                             1,730,200        2,042,799
                                                                                              -----------      -----------
        Total property, plant and
            equipment, net                                                                    $ 2,974,725        3,334,277
                                                                                              ===========      ===========


                                      F-14                          (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

       Pursuant to the original agreement, the bondholder has the right to call the bonds starting in November 1993 and in each November thereafter. On October 1, 1993, the Company and bondholder entered into an agreement whereby the Company increased the monthly lease payment by $8,000. This additional prepayment amount started in April 1994 and was to be made for a 24 month period. In exchange for the Company's agreement to make these prepayments, the bondholder agreed to waive its right to call the bonds during this 24 month period provided that the Company made its monthly payments on a timely basis and remained in compliance with the agreement's debt covenants, which required the Company to maintain a current ratio of not less than 1 to 1 and a debt to equity ratio of not more than 3 to 1. During the fourth quarter of 1996, the bondholder agreed to permanently waive the debt to equity ratio requirement and its right to call the bond for redemption provided the lessee remains in compliance with all other covenants. At December 31, 1997, the Company's current ratio was 0.9 to 1, which was in violation with the lease covenants, and accordingly, the Company has classified the outstanding note payable pursuant to this agreement as a current liability in the accompanying consolidated financial statements. The Company intends to seek a waiver of non-compliance during 1998 relating to this covenant violation. In addition to the covenants mentioned previously, the agreement includes a provision whereby the debt can be called anytime the bondholder reasonably believes itself to be insecure. No such call has occurred as of February 1998 and management believes the likelihood that such acceleration provisions will be exercised in 1998 is remote.

       Capital lease obligations are as follows:

                                                                        1997          1996
                                                                     ---------     ---------
City of Albuquerque, New Mexico, due monthly (approximately
     $17,589 to maturity) including interest at 75% of the prime rate of Chase Manhattan Bank (6.38% at December 31,
     1997) but not less than 8% nor more than 14%, maturing
     September 2001                                                  $ 807,935       955,852
Other capital leases, due $6,601 monthly, with maturity dates through June 2002, including interest ranging from 15.15%
     to 19.4%
                                                                       114,845       197,235
                                                                     ---------     ---------
Total capital lease obligations                                        922,780     1,153,087
Less:
     Current portion of capital leases                                 807,935       225,676
                                                                     ---------     ---------
                                                                     $ 114,845       927,411
                                                                     =========     =========




                                     F-15                            (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The annual aggregate lease payments under capital leases, assuming no acceleration of lease payments due to the covenant violations discussed above, are as follows:

Year ending December 31
    1998                               $   287,215
    1999                                   257,879
    2000                                   238,853
    2001                                   229,829
    2002                                    73,270
                                       -----------
                                         1,087,046
    Less amount representing interest     (164,266)
                                       -----------
                                       $   922,780
                                       ===========

(7)    Accrued liabilities

       Accrued liabilities consist of the following at December 31, 1997 and 1996:

                                                 1997           1996
                                             ----------     ----------
Customer advances                            $    6,489        436,249
Commissions payable                              33,970         65,249
Product warranty reserve                        645,055        516,783
Accrued payroll and payroll taxes               167,415        265,928
Accrued vacation                                108,617        163,935
Preferred stock dividends                        60,916        356,182
Other                                           812,139      1,153,199
Interest payable                                255,192             --
                                             ----------     ----------
                                             $2,089,793      2,957,525
                                             ==========     ==========

(8)    Notes Payable to Stockholders

       During the first quarter of 1997, the Company obtained a commitment for a working capital bridge loan of up to $1,000,000 from Antiope Partners L.L.C. (formerly Wolfensohn Partners L.P.) ("Antiope Partners"). The Company made draws of $1,000,000 under this agreement during the first and second quarters of 1997. Borrowings bore interest at 12% and were due on demand. The borrowings were ultimately convertible into the Company's voting common stock. In June 1997, borrowings under this agreement were converted into an advance under the terms of a new bridge loan financing provided to the Company by Antiope Partners and J.P. Morgan Investment Corporation ("JPMIC") pursuant to a note purchase agreement dated June 25, 1997 (the "Note Purchase Agreement"). The Note Purchase Agreement provided the Company with additional bridge financing up to a total of $3,000,000, to be funded 60% by Antiope Partners and 40% by JPMIC. Under the Note Purchase Agreement, the Company



                                      F-16                           (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       received additional fundings of $2,000,000 by September 1997. The Note Purchase Agreement provided for an interest rate of 10% per annum for advances by Antiope Partners and 6.64% per annum for advances by JPMIC, with a final maturity of December 31, 1997. In connection with the advances, the Company issued to Antiope Partners and JPMIC an aggregate of 308,571 restricted shares of the Company's common stock and warrants to purchase 600,000 shares of the Company's common stock with a strike price of $0.70. In connection with the restricted shares and warrants, the Company recorded a discount to equity of approximately $287,000 ($91,000 for the warrants and $196,000 for the common stock). Further, advances under the Note Purchase Agreement were convertible into convertible debentures with terms similar to the currently outstanding convertible debentures (see note 9), which were ultimately convertible into common stock at a discount. The Company recorded a discount to equity of approximately $688,000 for the intrinsic value of the beneficial conversion feature. The discount attributable to the restricted shares, warrants and conversion feature was fully accreted to interest expense during 1997. Advances under the Note Purchase Agreement are secured by a pledge of all the capital stock of the Company's LMC subsidiary held by the Company.

       In December 1997, JPMIC, Antiope Partners and Amphion Ventures L.P. ("Amphion), an affiliate of Antiope Partners, extended the maturity of the Note Purchase Agreement to December 31, 1998 in exchange for 112,942 restricted shares of the Company's common stock and warrants to purchase 600,000 shares of common stock at an exercise price of $0.25. The Company recorded a debt discount of approximately $88,000 ($60,000 for warrants and $28,000 for the common stock) representing the estimated fair value of the warrants and restricted stock provided under this arrangement. The debt discount will be accreted to interest expense through the extended maturity date of December 31, 1998.

       The Company borrowed additional funds of $4,138,575 from Amphion during late September 1997 through early December 1997 under an informal borrowing agreement. The advances accrued interest at a rate of 10% per annum. In connection with these advances, the Company issued 425,681 restricted shares of the Company's common stock and warrants to purchase 827,715 shares of the Company's common stock at an exercise price of $.70. The Company recorded a debt discount of approximately $316,000 ($121,000 for the warrants and $195,000 for the common stock) representing the estimated fair value of the warrants and restricted stock, which was fully accreted to interest expense as of December 31, 1997. In December 1997, the Company entered into an agreement whereby it converted the advances under this informal borrowing agreement into Series G Preferred Stock (see note 10).

       The effective interest rate associated with the borrowings from Antiope Partners, Amphion and JPMIC was 71% including the beneficial conversion feature, and 39% excluding the same.

       During June and July 1996, the Company obtained a 12% working capital bridge loan totaling $1.7 million from Amphion. The loan principal and related interest were paid in full in August 1996 with proceeds from the sale of Series D Convertible Preferred Stock (note 9). In connection with these borrowings, a five year warrant to purchase a total of 56,341 shares of Common Stock was issued to Amphion.



                                     F-17                            (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       In 1994 and 1995, the Company borrowed $8,900,000 from JPMIC and
       Amphion under notes payable which bore interest at 12% and were due on demand, or if no demand was made, principal and interest became due at various dates in 1996. Of the total amount borrowed, $6,210,000 plus accrued interest was converted into a combination of common, nonvoting common and preferred stock. In conjunction with these borrowings, Wolfensohn received detachable warrants to purchase 534,105 shares of Common Stock. The warrants were fully exercised in 1995 at an aggregate price of $690,000, and an exercise price ranging from $1.01 to $1.76 per share. The value allocated to the warrants, $207,000, was reflected as a discount on the convertible promissory notes and was being amortized ratably over the one year stated term of the notes. Amphion converted its debt during 1995, and the unamortized portion of the discount was netted against additional paid-in capital as of the date of conversion.

       The Company paid Amphion $2,000,000 of the amount borrowed with proceeds from the October 1995 convertible debenture private placement (note 9). The balance of borrowings outstanding were repaid when Amphion exercised all 534,105 warrants to purchase common stock of the Company.

(9)    Convertible Debentures

       In October 1995, the Company completed a $7,000,000 private placement of 10 percent convertible debentures maturing in October 1998 (the "1995 Debentures"). The 1995 Debentures plus accrued interest were convertible by the holder into unregistered Common Stock as follows: (a) between October 11, 1995 and November 25, 1995 at an exercise price of $2.34375,
       (b) between November 26, 1995 and December 25, 1995, one-half of the 1995 Debentures could be converted at the lesser of $2.34375 or 85 percent of the average five day closing bid price of the Common Stock prior to conversion, and (c) after December 25, 1995, and during the term of the 1995 Debentures, all 1995 Debentures could be converted by the holder under the same terms described in (b). The Company had the right to convert the 1995 Debentures at its own election subject to the terms of the 1995 Debenture agreement. The Common Stock issued upon conversion has registration rights under certain circumstances. The Company recorded a debt discount of approximately $1,235,000 for the intrinsic value of the beneficial conversion feature of the 1995 Debentures. The consolidated financial statements have been restated to reflect the accretion of the beneficial conversion feature from issuance in October 1995 to the date of first available conversion of all of the debentures, December 25, 1995 (see note 2). In 1995, $1,025,000 face amount of 1995 Debentures plus $20,342 of accrued interest were converted into 658,570 shares of Common Stock. During 1996, all remaining 1995 Debentures, having a face value of $5,975,000, plus $355,823 of accrued interest were converted into 4,290,500 shares of Common Stock.



                                     F-18                            (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       In connection with the 1995 Debentures, a five year warrant to purchase 221,867 shares of Common Stock, priced at 20 percent above the $2.34375 closing price, or $2.81 per share, was issued to the placement agent for the offering as part of the placement fee.

       In March 1996, the Company completed a $5,500,000 private placement of 10 percent convertible subordinated debentures maturing March 1, 1999 (the "1996 Debentures"). The 1996 Debentures, plus accrued interest, were convertible into the Company's unregistered common stock at the option of the holder as follows: (a) between March 13, 1996 and May 11, 1996 at the fixed exercise price of $2.00 per share and (b) at the lesser of $2.00 per share or 85 percent of the average five day closing bid price of the Common Stock prior to conversion for up to one-fourth of the 1996 Debentures purchased beginning on each of these dates in 1996: May 12, June 11, July 11, and August 10. The Company had the right to convert the 1996 Debentures at its own election at any time after March 1, 1997 utilizing the formula described above. The Company also has the right to redeem the 1996 Debentures for cash upon notice of conversion by a holder or at any time after March 1, 1997. The Common Stock issued upon conversion has registration rights under certain circumstances. In connection with the 1996 Debentures, five year warrants to purchase 192,500 shares of Common Stock at $2.20 per share were issued to the placement agent for the offering as part of the placement fee. In addition, five year warrants to purchase 550,000 shares of Common Stock at $2.00 per share were issued with the 1996 Debentures. The Company recorded a debt discount of approximately $950,000 representing the intrinsic value of the beneficial conversion feature of the 1996 Debentures and approximately $606,000 for the estimated fair value of the 550,000 related detachable warrants to purchase Common Stock. The consolidated financial statements have been restated to reflect the accretion of the beneficial conversion feature from issuance in March 1996 to the date of first available conversion of all of the debentures (see note 2). The discount related to the detachable warrants was being amortized ratably as an interest rate adjustment over the life of the 1996 Debentures or until conversion. All outstanding 1996 Debentures were to be automatically converted into Common Stock prior to maturity. During 1996, $3,250,000 face amount of the 1996 Debentures plus $127,612 of accrued interest were converted into 2,392,061 shares of Common Stock.

       During 1997, $1,000,000 face amount of the 1996 Debentures plus $181,239 accrued interest were converted into 1,980,901 shares of the Company's common stock. Additionally, in May 1997, the Company redeemed $600,000 principal of its March 1996 Debentures with the proceeds from the private placement of $500,000 principal amount of the Series B 10% Convertible Debenture due March 1999 (the "Series B Debenture") with substantially identical terms as the 1996 Debentures and $100,000 in proceeds from the private placement of $500,000 of Series E convertible preferred stock (see note 10). The Company recorded a debt discount of approximately $88,000 representing the intrinsic value of the beneficial conversion feature of the Series B Debenture. The discount was



                                       F-19                         (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       fully accreted to interest expense during 1997. The Company redeemed an additional $50,000 face amount of the 1996 Debentures during 1997.

       In July 1997, the holders of the 1996 Debentures, Series B Debenture, Series D Preferred Stock and Series E Preferred Stock (the "Suspended Securities") agreed to a ninety day suspension of conversion rights on 75% of their holdings beginning July 14, 1997. From October 14, 1997 and thereafter, the holders of the Suspended Securities can exercise the suspended portion at a cumulative rate of 20% per month. In exchange for the standstill agreement, the holders of the 1996 Debentures and the Series B Debenture received warrants to purchase 271,875 shares of the Company's common stock at an exercise price of $0.70. In connection with the issuance of these warrants, the Company recorded a charge to interest expense of approximately $60,000, which represents the estimated fair value of the warrants provided as an inducement to the holders of the Suspended Securities.

       At December 31, 1997, as part of a series of transactions to convert debentures and preferred stock into notes payable (the "December 1997 Restructuring"), the remaining $600,000 face amount of the 1996 Debentures were converted into a 12% short-term note payable with $300,000 principal due in January 1998 and three installments of $100,000 plus current interest due in March, April and May 1998. Additionally, the Company converted the $500,000 principal amount of the Series B Debenture into an 8% long-term promissory note due January 15, 2000. In connection with these conversions, the Company issued to the holders warrants to purchase 600,000 shares of the Company's common stock at an average exercise price of $0.42. In connection with the warrants issued, the Company recorded a charge to interest expense of approximately $47,000, which represents the estimated fair value of the warrants provided as a conversion inducement.

(10)   Preferred Stock

       Series D Preferred Stock

       In July 1996, the Company completed an $8,350,000 private placement of 835 shares of a new class of preferred stock, Series D Convertible Preferred Stock, par value $.01 per share ("Series D Preferred Stock"). Shares of Series D Preferred Stock was convertible into Common Stock in increments of up to 1/3 of Series D Preferred Stock purchased at the lesser of (i) $2.1406 per share or (ii) (a) the average closing bid price of the Common Stock for the ten trading days immediately prior to the conversion date multiplied by (b) a percentage which is 90 percent from October 1, 1996 through November 29, 1996, 87.5 percent from November 30, 1996 through January 28, 1997, and 85 percent thereafter. The Company assigned a value of approximately $1,198,000 to the beneficial conversion feature of the Series D Preferred Stock, which has been included as a preferred stock dividend for purposes of calculating loss applicable to common stockholders for the year ended December 31, 1996 in the accompanying consolidated financial statements. See note 2. The Series D Preferred Stock did not accrue dividends; however, each share possessed an 8 percent per annum accretion rate prior to conversion which was payable in Common



                                       F-20                         (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Stock upon conversion or redemption at the conversion price then in effect. Any shares of Series D Preferred Stock outstanding on August 2, 1999 were to be subject to automatic conversion at the conversion rate then in effect. The Company effected a Registration Statement on Form S-3 (Registration No. 333-10665), which registers up to 6,000,000 shares of Common Stock to be offered by the holders of Series D Preferred Stock upon such holders' conversion of such Series D Preferred Stock into Common Stock.

       In connection with the Series D Preferred Stock, a five year warrant to purchase 195,039 shares of Common Stock at $2.1406 per share was issued to the placement agent for the offering as part of the placement fee.

       During 1996, 250 shares of Series D Preferred Stock, having an aggregate face value of $2,500,000, and an aggregate accretion value of $58,352, were converted into 2,280,933 shares of Common Stock.

       Series E and F Preferred Stock

       In June 1997, the Company completed the private placement of $500,000 Series E Convertible Preferred Stock ("Series E Preferred Stock"). The Series E Preferred Stock had substantially identical terms as the Series D Preferred Stock. The proceeds of this placement were used to redeem $400,000 of Series D Preferred Stock and a portion of the $600,000 principal amount of 1996 Debentures redeemed (see note 9). As discussed in note 10, in July 1997, the holders of the 1996 Debentures, Series B Debenture, Series D Preferred Stock and Series E Preferred Stock (the "Suspended Securities") agreed to a ninety day suspension of conversion rights on 75% of their holdings beginning July 14, 1997. In exchange for the standstill agreement, the holders of the Series D and Series E preferred stock received warrants to purchase 542,500 shares of the Company's common stock at an exercise price of $0.70. The Company recorded a discount of approximately $119,000 representing the estimated fair value of the warrants provided for under this arrangement. These warrants provided as an inducement to the holders of the Suspended Securities have been accounted for as stock dividends to the Series D and E Preferred Stockholders. In connection with the standstill agreement, the Company converted the outstanding shares of Series D and Series E Preferred Stock into Series F Convertible Preferred Stock ("Series F Preferred Stock"). The Series F Preferred Stock had substantially identical terms as the Series D and Series E Preferred Stock. Additionally, the Company completed a private placement of $480,000 face amount of Series F Preferred Stock in July 1997 with Antiope, the proceeds of which were used to redeem $480,000 of existing Series D Preferred Stock from a stockholder.

       During 1997, the Company converted a total of $3,590,000 face amount plus $239,218 in accreted dividends of Series D, E and F Preferred Stock into 5,753,014 shares of common stock and redeemed for cash a total $1,350,000 face amount.



                                        F-21                        (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Series G Preferred Stock and December 1997 Restructuring

       In December 1997, in connection with the December 1997 Restructuring, the Company completed a $7,897,353 private placement of Series G Preferred Stock with stockholders of the Company. Proceeds from the private placement were as follows: cash of $931,000; a short-term note receivable of $1,158,684 (which was repaid in full in January and February 1998); forgiveness of accrued dividends payable of $708,620 on Series A, B and C Series Preferred Stock; conversion of $4,138,575 principal and $63,121 accrued interest from the informal borrowing agreement (see note 9); and conversion of $860,000 face amount plus $37,353 of accreted dividends in Series F Preferred Stock. In connection with the Series F to Series G Preferred Stock conversion, the Company issued 897,353 shares of common stock to the Series F Preferred Stockholders with a fair value of approximately $236,000 as a conversion inducement. This conversion inducement has been accounted for as a stock dividend to the Series F Preferred Stockholders.

       Additionally, in connection with the December 1997 Restructuring, $980,000 face amount of Series F Preferred Stock plus $112,768 in accrued dividends were converted into a short-term note payable due in two installments in January and September 1998. The remaining $75,000 face amount of Series F Preferred Stock was converted into a 12% short-term note payable, with accrued interest at December 31, 1997 of $17,759. In connection with these conversions, the Company issued to the holders warrants to purchase 840,000 shares of the Company's common stock at an exercise price of $0.50. The Company recorded a debt discount of approximately $70,000 representing the estimated fair value of the warrants provided for under this arrangement. This conversion inducement has been accounted for as a stock dividend to the Series F Preferred Stockholders.

       Series A, B and C Preferred Stock

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

       The Series A and B Preferred Stock accrue dividends at the following rates per annum: 0 percent through December 31, 1995; 5 percent January 1, 1996 through March 31, 1996; 7.5 percent April 1, 1996 through June 30, 1996 and 10 percent thereafter. Series C Preferred Stock accrues dividends at 0 percent per annum through December 31, 1995 and 10 percent per annum thereafter. Dividends are payable within 15 days following each calendar quarter in cash or in additional shares of preferred stock at the option of the Company through June 30, 1996 (September 30, 1996 for Series C Preferred Stock). After June 30, 1996 (September 30, 1996 for Series C Preferred Stock), dividends are payable in cash or additional shares of preferred stock at the option of the stockholders. There were no dividends in arrears at December 31, 1997 and 1996.



                                     F-22                           (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

(11)   Notes Payable

       On December 27, 1996, Sandia signed a $2,100,000 note payable to Xerox Corporation ("Xerox") in connection with a license agreement for certain technology. Initially, one-third of the note principal plus accrued interest was due on December 15 of 1997, 1998 and 1999. The Company and Xerox have held settlement discussions during the first quarter of 1998 in an effort to amicably resolve their dispute. However, there can be no assurances that the Company will prevail in any action or proceeding arising in connection with its dispute with Xerox, or that an amicable resolution of such dispute would be possible. Accordingly, the outstanding balance of $2,100,000 has been classified as a current liability in the accompanying consolidated balance sheet.

       The license fee of $2,100,000 has been recorded as a deferred license fee and is being amortized over the three year term of the license agreement. Accordingly, the Company has reflected the unamortized balance of $1,400,000 as a noncurrent asset. In years following 1999, upon license renewal the Company will pay a minimum royalty. The royalty on annual sales in excess of $10,000,000 is to be calculated using a declining percentage ranging from 4.5% to 3%.

       The remaining balance in notes payable at December 31, 1997 includes short term notes payable totaling $1,767,767 and long-term notes payable of $535,205 related to the December 1997 Restructuring transactions discussed at notes 9 and 10 and other, as follows:

Note payable issued to 1996 Debenture holder                   $       600,000
Notes payable issued to Series F Preferred stockholders              1,167,767
Xerox note payable                                                   2,100,000
Other notes payable                                                     74,728
                                                               ---------------
         Total short-term notes payable                        $     3,942,495
                                                               ===============

Long-term note payable issued to Series B debenture holder     $       535,205
                                                               ===============



                                     F-23                           (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)   Stock Compensation Plans

       At December 31, 1997, the Company has four stock-based compensation plans that are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to stock option grants since the intrinsic value of stock options awarded is zero at the date of grant. Had compensation cost for the Company's four stock-based compensation plans been determined based on the grant date fair value method in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                               1997                1996               1995
                                                                         ---------------      -------------      -------------
Net loss applicable to
   common stock              As reported (as restated - see note 2)       $   (13,892,830)     $ (13,264,110)     $ (10,219,698)
                             Pro forma                                        (14,140,970)       (13,359,439)       (10,268,031)

Basic and diluted net
loss per common              As reported (as restated - see note 2)       $         (0.31)     $       (0.39)     $       (0.37)
share
                             Pro forma                                              (0.32)             (0.34)             (0.33)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: (i) expected volatility of 90 and 92 percent, except that expected volatility is assumed to be zero in the computation of fair value of the non-public subsidiary options since such stock does not trade, (ii) risk-free interest of 6.5%, and (iii) expected lives of 5 years for director options and 10 years for employee options.

       The Company had a key employee stock option plan (the 1981 Plan) that terminated on November 29, 1991. Under the 1981 Plan, 93,066 shares of Common Stock have been reserved for the outstanding options, all of which are exercisable at a price of $.66 per share through December 21, 2000, when they expire.

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

       The Company also has separate Employee Stock Option Plans for each of its subsidiary companies. The Sandia unit, under its 1994 Employee Stock Option Plan, may grant up to 2,000,000 shares of its common stock to employees of Sandia. The LMC unit, under its 1995 Employee Stock Option Plan, may grant 450,000 shares of its common stock to LMC



                                       F-24                         (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       employees. Under both plans, the exercise price of each option equals or exceeds the estimated fair value of the subsidiary's stock on the date of grant and an option's maximum term is 10 years. Options are generally granted each year and vest over a four year period. In addition to employees, each subsidiary has issued stock to its Board of Directors and officers. The exercise price of each option equals or exceeds the estimated fair value of each subsidiary's stock on the date of grant and the option's maximum term is five years.

                                                                                      Weighted Average
          LASERTECHNICS, INC.                                          Shares          Exercise Price
          -------------------                                          ------          --------------
          Balance outstanding at December 31, 1994                     2,624,743      $          0.69
          Granted                                                        127,587                 1.42
          Exercised                                                     (627,212)                0.73
          Forfeited                                                   (1,417,956)                0.50
                                                                 ---------------      ---------------
          Balance outstanding at December 31, 1995                       707,162                 1.19
          Granted                                                         70,000                 1.80
          Exercised                                                      (69,228)                1.06
          Forfeited                                                      (92,374)                1.07
                                                                 ---------------      ---------------
          Balance outstanding at December 31, 1996                       615,560                 1.29
          Granted                                                             --                   --
          Exercised                                                           --                   --
          Forfeited                                                      (61,595)                1.36
                                                                 ---------------      ---------------
          Balance outstanding at December 31, 1997                       553,965      $          1.29
                                                                 ---------------      ---------------

       At December 31, 1997, 1996, and 1995, there were 518,965, 528,060 and
       647,245 Lasertechnics, Inc. options exercisable, respectively. Weighted-average fair values of Lasertechnics, Inc. options granted during the year ended December 31, 1996 and 1995 were $1.60 and $1.20 per share, respectively.

                                                                                     Weighted Average
          SUBSIDIARIES                                                 Shares         Exercise Price
          ------------                                                 ------         --------------
          Balance outstanding at December 31, 1994                       227,500      $          0.09
          Granted                                                         40,000                 0.50
          Exercised                                                      (45,000)                0.01
          Forfeited                                                      (45,000)                0.06
                                                                 ---------------      ---------------
          Balance outstanding at December 31, 1995                       177,500                 0.20
          Granted                                                      1,260,675                 0.97
          Exercised                                                      (10,000)                0.01
          Forfeited                                                     (153,000)                0.93
                                                                 ---------------      ---------------
          Balance outstanding at December 31, 1996                     1,275,175                 0.88
          Granted                                                        515,000                 1.00
          Exercised                                                      (10,000)                0.01
          Forfeited                                                     (455,100)                0.96
                                                                 ---------------      ---------------
          Balance outstanding at December 31, 1997                     1,325,075      $          0.90
                                                                 ---------------      ---------------



                                    F-25                            (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       At December 31,1997, 1996 and 1995, there were 394,087, 249,747, and
       95,208 subsidiary options exercisable, respectively. Weighted-average fair values of subsidiary options granted during the years ended December 31, 1997, 1996 and 1995 were $0.35, $0.53 and $0.28 per share, respectively.

       The following table summarizes information about the stock options outstanding at December 31,1997. Certain ranges of exercise prices overlap because of the significant difference in contracted lives.

                                      Options Outstanding               Options Exercisable
                            --------------------------------------     -----------------------
                                              Wt. Ave.
                               Number         Remaining    Wt. Ave.      Number         Wt. Ave.
         Range of           Outstanding      Contractual   Exercise    Outstanding     Exercise
     Exercise Prices        at 12/31/97      Life/Years     Price      at 12/31/97       Price
     ---------------        -----------      ----------     -----      -----------       -----
LASERTECHNICS, INC
     $0.66 to $0.66            93,066            3.0     $     0.66         93,066     $     0.66
     $1.00 to $1.29            67,375            5.8           1.04         67,375           1.04
     $1.22 to $1.81           322,624            1.3           1.44        310,124           1.42
     $1.58 to $1.79            70,900            7.8           1.64         48,400           1.63
                          -----------                                 ------------
     $0.66 to $1.81           553,965            3.0           1.29        518,965           1.25
                          ===========                                 ============

SUBSIDIARIES
     $0.01 to $0.01            75,000            0.9     $     0.01         75,000     $     0.01
     $1.50 to $1.00         1,250,075            8.9           0.95        319,087           0.89
                          -----------                                 ------------
     $0.01 to $1.00         1,325,075            8.4           0.90        394,087           0.72
                          ===========                                 ============
CONSOLIDATED
     $0.01 to $1.81         1,879,040            6.8     $     1.01        913,052     $     1.02
                          ===========                                 ============

(13)   Commitments and Contingencies

       The Company has entered into license agreements that provide for royalty payments based on various percentages of certain product sales. Royalty expense under these agreements for the years ended December 31, 1997, 1996 and 1995 was approximately $275,000, $126,000 and $151,000, respectively.

       On February 28, 1996, an investor group filed suit against the Company. This lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 1,400,000 shares of Common Stock at $.495 per share. The option had been granted to the Company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September 1995. On that same day the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former President and CEO and was not transferable to third parties. The lawsuit seeks issuance and registration of the 1,400,000 shares upon payment of the exercise price, or in the alternative, monetary




                                    F-26                            (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       damages which the investor group alleges to be not less than $2,800,000. The Company believes the claim is without merit and will vigorously oppose it. At December 31, 1997, management estimates that the ultimate outcome of this claim will not have a material adverse effect upon the Company's financial position or results of operations. Management's estimates could change depending upon the progress of the lawsuit.

       On March 15, 1996, LMC was notified about a potential future patent infringement claim by a competitor relating to LMC's electronic code changing device. LMC does not believe that its product infringes on the identified patent, but it is in the process of investigating the merits of the asserted claim. Management currently estimates that the ultimate outcome of this claim will not have a material adverse effect upon the Company's financial position or results of operations. Management's evaluation may change depending upon the results of its investigation.

       The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(14)   Termination of Manufacturing Agreement

       In 1993, the Company engaged Wolfensohn International, Inc., a subsidiary of James D. Wolfensohn, Inc., which is an affiliate of a significant stockholder, Wolfensohn Associates, L.P. (Wolfensohn), to provide advisory and investment banking services with respect to a possible strategic alliance with a third party to develop and manufacture the Company's products. On May 13, 1994, Sandia and Singapore Precision Industries (SPI), a unit of Singapore Technology Industrial Corporation, the technology manufacturing arm of the Singapore government, entered into a contract manufacturing agreement and a distribution agreement whereby SPI became a licensed distributor of Sandia products. Concurrently, SPI purchased 826,447 shares of Common Stock for $1,000,000. Pursuant to the agreement with Wolfensohn the Company paid Wolfensohn $50,000 during 1994 based upon the $1,000,000 SPI stock purchase transaction. The Company does not anticipate that any additional fees will be paid to Wolfensohn International, Inc. pursuant to this agreement.

       In the third quarter of 1995 the Company instructed SPI to discontinue production, and subsequently began negotiations with SPI to terminate the manufacturing agreement pursuant to the cancellation provisions of the contract. The negotiations were not completed until the second quarter of 1996. In settlement of all outstanding claims under this agreement, which included payment for units already produced and parts inventory, the Company agreed to pay $1,525,000 to SPI. As part of the settlement, the Company received plastic card printers and parts having an estimated net realizable value of $525,000. As a result, the Company recorded an expense of $1 million in the second quarter of 1996 as a cost of settling the dispute.

                                       F-27                         (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Company had previously paid SPI $465,000 for amounts due for units produced. The remaining amount was paid in 1996 after completion of the negotiations.

(15)   Income Taxes

       Due to the Company's losses, no income tax expense was recorded for the years ended December 31, 1997, 1996 and 1995. At December 31, 1997, the Company had a net operating loss carryforward of approximately $46,000,000 for U.S. federal income tax purposes, which will begin expiring in 1998. Of this federal net operating loss carryforward approximately $9,125,000 is available for state income tax purposes. The tax benefit (approximately $15,700,000) of the net operating loss carryforward has been fully offset by a valuation allowance, since the Company cannot currently conclude that it is more likely than not that the benefit will be realized. The valuation allowance increased by approximately $2,440,000 during 1997. Because of conversions of existing convertible debt, a change in ownership, as defined for purposes of the Internal Revenue Code, occurred in 1996 that limits the annual utilization of the U.S. federal net operating loss carryforward under applicable Internal Revenue Service regulations. The annual limitation, as defined under Internal Revenue Code (IRC) Section 382, is computed pursuant to such IRC section and considers the fair market value of the corporation on the ownership change dates and the federal long-term tax exempt interest rate. Additionally, the Company had approximately $400,000 of research and development carryforward. The carryforwards expire from 1998 to 2006. The credit carryforwards will also be restricted in their usage as a result of the ownership change.

(16)   Segment Information

       Export sales totaled approximately $4,431,054, $9,409,624 and $5,333,443 in 1997, 1996 and 1995, respectively. Such export sales were to the following geographic regions:

                                                             1997           1996           1995
                                                       ----------     ----------     ----------
           Europe                                      $  870,328      1,692,523      1,980,847
           Asia-Pacific                                 3,045,781      7,437,154      3,256,877
           Other                                          514,945        279,947         95,719
                                                       ----------      ---------      ---------
                                                       $4,431,054      9,409,624      5,333,443
                                                       ==========      =========      =========



                                   F-28                             (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Business Segments

       The Company operates with its product groups organized into two business segments: imaging and marking. Imaging operations involve the sale of plastic card printers. Operations in marking involve the production and sale of laser systems which mark products with a serial number, logo or bar code.

       Operating results and other financial data are presented in the information which follows for the principal business segments of the Company for the years ended December 31, 1997, 1996 and 1995. General corporate assets and expenses are allocated to the respective business segments. Assets used by the respective segments are located at the operating units of the respective segments and there are no general corporate assets. General corporate expenses are allocated based on the estimated usage of financial resources by the respective segments.

                                             Imaging                  Marking             Consolidated
                                            (Sandia)                   (LMC)                Company
                                  --------------------     ---------------------     --------------------
1997:
     Sales                               $  4,353,318  (a)         $  6,765,021  (b)    $  11,118,339
     Loss from operations                  (8,383,449)               (1,808,445)          (10,191,894)
     Identifiable assets (c)                8,934,768                 5,750,644            14,685,412
     Capital expenditures                     178,212                  (109,953)               68,259
     Depreciation                             417,489                    92,359               509,848

1996:
     Sales                               $  8,197,639  (a)         $  9,383,801  (b)    $  17,581,440
     Loss from operations                  (8,642,620)                 (981,376)           (9,623,996)
     Identifiable assets (c)                9,941,186                 7,720,671            17,661,857
     Capital expenditures                     654,832                   128,962               783,794
     Depreciation                             459,860                   265,999               725,859

1995:
     Sales                               $  3,121,577              $ 10,308,154         $  13,429,731
     Loss from operations                  (7,934,839)                 (195,374)           (8,130,213)
     Identifiable assets (c)                5,844,770                 8,797,832            14,642,602
     Capital expenditures                     640,528                   354,990               995,518
     Depreciation                             133,991                   218,466               352,457

       (a) Sales of imaging products to two customers were $688,198 and $722,000 in 1997, which represents 16% and 17% of imaging sales for that year. Sales to the same two customers were $5,122,000 and $1,107,000 in 1996, which represents 63% and 14% of imaging sales for that year. Additionally, sales to another customer were $506,000, which represents 12% of imaging sales in 1997.



                                     F-29                           (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       (b) Sales of marking products to a single customer were $1,139,000, $3,153,000 and $2,171,000 in 1997, 1996 and 1995, which represents 17%, 34%, and 21% of marking sales, respectively.

       (c) Identifiable assets by business segment are those assets used in the Company's operations in each segment.

Geographic Segments

       The Company operates primarily in the United States and France. Operating results and other financial data are presented in the information which follows for the principal geographic segments of the Company.

                                    United                                 Intercompany
                                    States (g)            France            Activity (f)     Consolidated
                                    ----------            ------            ------------     ------------
1997:
     Sales                       $ 10,953,416         $  1,720,205         $ (1,555,282)     $ 11,118,339
     Loss from operations          (8,291,174)          (1,674,849)            (225,871)      (10,191,894)
     Identifiable assets (e)       15,103,387            1,486,049           (1,904,024)       14,685,412

1996:
     Sales                       $ 18,320,335  (a)    $  7,143,779  (b)    $ (7,882,674)     $ 17,581,440
     Loss from operations          (6,989,549)          (1,927,536)            (706,911)       (9,623,996)
     Identifiable assets (e)       17,470,744            2,535,828           (2,344,715)       17,661,857

1995:
     Sales                       $ 11,730,377  (a)    $  2,549,943             (850,589)       13,429,731
     Loss from operations          (6,565,747)          (1,557,388)              (7,078)       (8,130,213)
     Identifiable assets (e)       12,356,388            2,520,500             (234,286)       14,642,602

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




                                       F-30                         (Continued)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(17)     Quarterly Financial Data (Unaudited - as restated (note 2))

                                                                   QUARTER ENDED
                                            -------------------------------------------------------------
                                               MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                            ------------    -------------   ------------    -------------
1997:
  Net revenues                              $  4,589,787       2,591,537       1,982,489       1,954,526
  Operating income                          $ (1,297,126)       (202,775)     (3,925,433)     (4,766,560)
  Net loss applicable to common stock       $ (1,630,226)     (3,094,533)     (4,459,747)     (4,708,324)
  Basic and diluted net
   loss per share                           $      (0.04)          (0.07)          (0.10)          (0.10)

1996:
  Net revenues                              $  4,111,701       3,454,222       7,252,217       2,763,300
  Operating income                          $ (1,750,246)     (3,230,530)     (2,100,109)     (2,543,111)
  Net loss applicable to common stock       $ (2,144,870)     (4,406,255)     (3,234,236)     (3,478,749)
  Basic and diluted net
   loss per share                           $      (0.07)          (0.13)          (0.09)          (0.10)

1995:
  Net revenues                              $  3,266,475       3,496,314       3,181,409       3,485,533
  Operating income                          $ (1,652,719)     (2,311,655)     (1,613,883)     (2,551,956)
  Net loss applicable to common stock       $ (1,775,527)     (2,575,240)     (1,866,174)     (4,002,757)
  Basic and diluted net
   loss per share                           $      (0.07)          (0.10)          (0.07)          (0.15)

(18)   Subsequent Event (unaudited)

       In August 1997, the Securities and Exchange Commission approved certain changes to the continued listing requirements of the Nasdaq SmallCap Market. Two such rule changes, which became effective February 22, 1998, require an issuer to maintain a minimum bid price of $1 per share for its listed securities and to maintain a minimum of $2 million in net tangible assets. A special stockholders' meeting is scheduled for March 31, 1998, to approve, among other things, a 1-for-20 reverse split. Following the reverse split, if approved, the Company believes its common stock will trade significantly above the $1 per share minimum bid price. Subsequent to December 31, 1997, Antiope and Amphion converted $1.9 million in advances under the Note Purchase Agreement (note 8) into Series G Preferred Stock. Additionally, Amphion committed to purchase up to an additional $5.5 million of Series G or certain other new preferred stock to fund the Company's operations and provide for the continued maintenance of the Company's net tangible assets above the Nasdaq minimum requirement. As of February 28, 1998, the Company's net tangible assets were in excess of the $2 million Nasdaq requirement. While management believes that the Company will be able to preserve the listing of the Common Stock on the Nasdaq SmallCap Market, there can be no assurance that the Company will be able to do so.

                                                                    Schedule II



                      LASERTECHNICS, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                  Years ended December 31, 1997, 1996 and 1995

                                                                          Additions
                                                     Balance               charged                                    Balance
                                                        at                    to                                         at
                                                    beginning               costs                                       end
                                                        of                   and                                         of
               Description                            Period               expenses            Deductions              Period
-----------------------------------------         -------------       ---------------     ------------------      ---------------
For the year ended December 31, 1997:
     Reserves and allowance deducted
          from asset accounts-allowance
          for doubtful accounts                   $    357,136        $    1,058,572      $   (1,034,797)(a)       $   380,911
                                                  ======================================================           ===========
     Product Warranty Reserve                     $    516,783        $      382,795      $     (254,523)(b)       $   645,055
                                                  ======================================================           ===========
For the year ended December 31, 1996:
     Reserves and allowance deducted
          from asset accounts-allowance
          for doubtful accounts                   $    278,263        $       248,489     $     (169,616)(a)       $   357,136
                                                  ======================================================           ===========
     Product Warranty Reserve                     $    256,003        $       639,606     $     (378,826)(b)       $   516,783
                                                  ======================================================           ===========
For the year ended December 31, 1995:
     Reserves and allowance deducted
          from asset accounts-allowance
          for doubtful accounts                   $    170,010        $       115,375     $       (7,122)(a)       $   278,263
                                                  ======================================================           ===========
     Product Warranty Reserve                     $    261,138        $       338,250     $     (343,858)(b)       $   256,003
                                                  ======================================================           ===========

(a)  Charge-Offs

(b)  Actual costs incurred

                               INDEX TO EXHIBITS

         EXHIBIT NO.                       DESCRIPTION
         ----------                        -----------

             3.1          --Certificate of Incorporation of Lasertechnics.
                          Incorporated herein by reference to Exhibit 3.1 to Lasertechnics' Registration Statement on Form S-1 (Registration No. 2- 80946).

             3.2 --By-laws of Lasertechnics. Incorporated herein by reference to Exhibit 3.2 to Lasertechnics' Registration Statement on Form S-1 (Registration No. 2-80946).

             3.3 --First Amendment to Certificate of Incorporation of Lasertechnics dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1987.

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

             4.3 --Certificate of Designation of Lasertechnics Series E Preferred Stock. Incorporated by reference to
                          Exhibit 4.3 to Lasertechnics' Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             4.4 --Certificate of Designation of Lasertechnics Series F Preferred Stock and Certificate of Correction. Incorporated by reference to Exhibit 4.4 to Lasertechnics' Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             4.5 --Certificate of Designation of Lasertechnics Series G Preferred Stock.*

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

             10.6 --Advisory and investment banking services agreement between Lasertechnics and Wolfensohn International, Inc., dated May 19, 1993. Incorporated herein by reference to Exhibit 10.18 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.7 --Purchase of Common Stock and Convertible Note Agreement between Lasertechnics and J.P. Morgan Investment Corporation, dated July 8, 1994.

                          Incorporated herein by reference to Exhibit 10.19 to Lasertechnics' Annual Report on Form 10- KSB for the year ended December 31, 1994.

             10.8 --OEM License Agreement between Sandia and Xerox Corporation, dated January 6, 1995. Incorporated herein by reference to Exhibit 10.20 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.9 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 19, 1994. Incorporated herein by reference to Exhibit 10.21 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.10 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 31, 1994. Incorporated herein by reference to Exhibit 10.22 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.11 --Amendment to the OEM License Agreement between Sandia and Xerox Corporation, dated December 27, 1996. Incorporated by reference to Exhibit 10.12 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1996.

             10.12 --Demand Promissory Note issued to Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit 10.13 to Lasertechnics' Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.13 --Warrant to purchase shares of Lasertechnics' Common Stock issued to Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit
                          10.14 to Lasertechnics' Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.14 --Note Purchase Agreement dated June 25, 1997, by and among Lasertechnics, J.P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to Exhibit 10.15 to Lasertechnics' Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.15 --Intellectual Property Transfer Agreement dated January 8, 1998, by and between XL Vision, Inc. and Sandia Imaging Systems Corporation.*

             21           --Subsidiaries of Lasertechnics.*

             23           --Consent and Report on Schedule of KPMG Peat Marwick
                          LLP.*

                    27           --Financial Data Schedule*

    ------------------

    *Filed herewith.