Form 10KSB/A
period 1997-12-31
AXCESS INC/TX
filed 1998-04-23
CIK 710597

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                               AMENDMENT NO. 1
                                      to
                                  FORM 10-KSB
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-11933

                                 AXCESS INC.

                        (formerly LASERTECHNICS, INC.)
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

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

AXCESS Inc., a Delaware corporation ("AXCESS" or the "Company"), was formed in October 1981. In early 1995, the Company became a holding company with two separate operating units, Sandia Imaging Systems Corporation ("Sandia") and Lasertechnics Marking Corporation ("LMC"), both Delaware corporations. With the application of its personalized color ID card printing and production experience, Sandia is developing and marketing secure access control products that will provide organizations with a low-cost method for controlling access to facilities. See "Business -- Access Control Business." LMC designs, manufactures and sells high speed date marking equipment used by manufacturers on various food products and other date sensitive consumer goods and industrial products to facilitate inventory control. See "Business -- Marking Business." Each of Sandia and LMC is run by its own management team, produces different products and serves different markets. References to AXCESS or the Company mean the Company and its subsidiaries taken as a whole, unless the context requires otherwise.

The Company's principal offices are located at 3208 Commander Drive, Carrollton, Texas 75006, and its telephone number is (972) 407-6080.

PRODUCT LINES AND SERVICES

ACCESS CONTROL BUSINESS

Sandia, a 96% owned subsidiary of the Company, operates and manages its access control business through two divisions: imaging and technology. The imaging division is principally engaged in the businesses of distributing and reselling high-end and mid-range dye-sublimation card printers and printer consumables, as well as production of customized, high quality, fraud resistant, personalized color ID cards. Sandia is leveraging this experience to design corporate access control systems based on card-mounted biometric and other verification for corporate security applications. See "Business -- Imaging Division." The technology division is principally engaged in the development and commercialization of imaging component products such as the new document reader, digital camera and dithering technology (the "XLV Technology") the Company is in the process of acquiring from XL Vision, Inc., a Safeguard Scientifics partnership company ("XLV") for use in card readers and other digital image-acquisition applications. In January 1998, the Company and XLV entered into the Intellectual Property Transfer Agreement (the "Technology Development Agreement") which provides the Company with options to acquire the XLV Technology from XLV. See "Business -- Technology Division." The acquisition of the XLV Technology is subject to certain conditions, including
(1) the approval of a reverse stock split proposal by the Company's stockholders and (2) the receipt of any other stockholder approval required by law or by the rules of Nasdaq. See "1998 Changes in Capital Stock."

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

Dataglyphs(TM). Sandia is designing imaging component products which embed in a card database symbology originally developed by Xerox Corporation ("Xerox"). This information based card system is being marketed by Sandia under the trade name Dataglyphs(TM). In 1995, Xerox granted Sandia the sole worldwide right to sell DataGlyphs(TM) for use in the secure access industry. A plastic card utilizing DataGlyphs(TM) costs no more than a magnetic-striped card but offers 40 times more data storage (which is storage comparable to a computer chip card). The Technology Division intends to develop a customized DataGlyphs(TM) reader, to serve as the reading device for DataGlyphs(TM) applications. The Company and Xerox recently resolved a dispute concerning the applicability of the products and services provided under the Dataglyphs(TM) license and the payments due Xerox under the license. See "Legal Proceedings."

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

The XLV Technology. Sandia recently entered into the Technology Development Agreement with XLV for the development and commercialization of the XLV Technology, which consists of both hardware and software technology. The Company believes that its secure card industry experience and the XLV Technology will enable it to develop and market a low cost fraud resistant access control system. This system would combine the portable card embedded database with nontransferable personal information, such as finger prints, to permit access only by the authorized card holder.

Under the terms of the Technology Development Agreement, XLV will continue to devote personnel, services and project management for the enhancement and commercialization of the XLV Technology. The Company will fund the enhancement of the XLV Technology. In January 1998, the Company paid XLV $500,000 and will make additional payments to XLV in the aggregate amount of $4.1 million for further development expenses, payable in several installments over the development period. Such funds will be used to fund technology enhancement activities by XLV with respect to the XLV Technology, with the goal of making such technology market-ready, as determined by mutual agreement of the Company and XLV. Of the $4.1 million earmarked for development expenses, the Company may, at its option, accelerate funding the development of the XLV Technology. All payments made prior to the development of a working model, including the costs of acquiring the options under the Technology Development Agreement, will be expensed as research and development costs.

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

Acquisition of XLV Technology. Subject to the Company's receipt of stockholder approval relating to the issuance by the Company of the maximum number of shares of its common stock, $0.01 par value (the "Common Stock") to XLV under the terms of the Technology Development Agreement, the Company will have the option (the "License Option") for six months commencing 30 days after the Company's 1998 annual meeting of stockholders, to acquire a non-exclusive perpetual license to the XLV Technology in exchange for 200,000 shares of Common Stock (as in effect following the Reverse Stock Split Proposal). See "Proposed 1998 Changes in Capital Stock." If the Company exercises the License Option, then, for 90 days beginning on the date on which payment of all development funds contemplated by the Technology Development Agreement has been made in full, the Company will have the further option, in exchange for an additional 300,000 post-reverse split shares of Common Stock, to acquire an exclusive perpetual license to the XLV Technology (the "Exclusive License Option"). If the Company exercises the Exclusive License Option, then, for 90 days beginning on the earlier of April 1, 1999, and the date on which payment of all development funds has been made in full by the Company, the Company will have the further option to acquire outright ownership of the XLV Technology in exchange for an additional 300,000 post-split shares of Common Stock (the "Assignment Option"). If the Company exercises the License Option, XLV will indemnify the Company against any claims of intellectual property infringement by a third party relating to the XLV Technology. If the Company exercises the Assignment Option, it will grant to XLV an exclusive license to the XLV Technology within a specified field of use.

Under the terms of the Technology Development Agreement, neither the Exclusive License Option nor the Assignment Option may be exercised by the Company until the Company has received stockholder approval of the issuance by the Company of the maximum number of shares of Common Stock issuable under the Technology Development Agreement. Accordingly, the Company will seek stockholder approval of the issuance by the Company of the maximum number of shares of Common Stock issuable under the Technology Development Agreement at its 1998 annual meeting of stockholders, which is currently expected to be held in June 1998. To the extent that the Technology Development Agreement may result in the issuance of shares of Common Stock constituting in the aggregate more than 20% of the number of shares of Common Stock outstanding prior to such issuance, the Technology Development Agreement may require stockholder approval under the Nasdaq Listing Requirements that went into effect on February 23, 1998 (the "New Nasdaq Listing Requirements").

Spot/Mag Provision. XLV and Spot/Mag, Inc., a corporation organized under the laws of Taiwan ("Spot/Mag"), are currently engaged in discussions regarding the possibility of entering into an agreement (the "Spot/Mag Agreement") under which Spot/Mag would receive certain intellectual property rights relating to the XLV Technology, for certain limited uses, in exchange for an obligation to pay royalties and other remuneration to XLV. If the Spot/Mag Agreement is executed within three years after the effective date of the Technology Development Agreement, and if the Company exercises the Assignment Option, XLV will assign its rights and obligations under the Spot/Mag Agreement to the Company, including the right to receive all royalties and amounts payable under the Spot/Mag Agreement. In consideration for the assignment of the Spot/Mag Agreement, the Company has agreed to pay to XLV on a quarterly basis one share of Common Stock for each ten dollars ($10.00) of royalty actually received by the Company from Spot/Mag under the Spot Mag Agreement, up to a maximum of 200,000 shares of Common Stock (in each case, based on the Common Stock outstanding after the Reverse Stock Split). See "1998 Changes in Capital Stock." Thereafter, any additional royalties would inure solely to the benefit of the Company.

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

EMPLOYEES

As of December 31, 1997, the Company employed 82 people. Of this total, Sandia employed 37, Sandia-Europe employed 11, LMC employed 32 and the holding company employed 2. Because of the specialized nature of its businesses, the Company is dependent upon the efforts of its current officers, consultants, and engineers and upon its ability to attract and retain technologically qualified personnel, particularly engineers and software designers highly qualified in the areas of access control and laser technology. There is intense competition for qualified personnel in the access control and marking industries, including competition from companies with substantially greater resources than AXCESS. Although the Company has been successful to date in recruiting adequate numbers of qualified personnel, there is no assurance that it will be successful in the future in recruiting or retaining personnel of the requisite scientific caliber or in the requisite numbers to enable the Company to compete effectively.

GOVERNMENT REGULATION

All laser manufacturers in the United States, including LMC are subject to the Laser Radiation Safety Regulations of the Center for Devices and Radiological Health ("CDRH") of the United States Food and Drug Administration.

As a company with international sales, AXCESS is subject to the federal Export Administrative Regulations, which govern exports from the United States of non-military goods, technology, software and technical services. The regulations prohibit, or require prior approval for, exports of certain items depending upon the characteristics of the item to be exported, the country of destination, the ultimate end-use and ultimate end-user of the export. AXCESS' products are not currently considered sensitive for export control purposes and may be exported to almost all locations without prior government approval. It should be noted, however, that the export controls applicable to a particular item can be changed without prior notice, subject only to public notification in the Federal Register. In recent years, AXCESS' products have been subjected to several such changes.

AXCESS is also subject to the regulations promulgated by the foreign governments in the countries in which it sells products and provide services. These foreign regulations vary from country to country and may be changed without prior notice at any time.

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

1998 CHANGES IN CAPITAL STOCK

At a special meeting of the stockholders of AXCESS held on March 31, 1998, which, with respect to item (b) below, was adjourned to April 8, 1998 (the "Special Meeting"), the stockholders of the Company approved the following three proposals to amend the Company's Certificate of Incorporation: (a) a proposal to affect a one-for-twenty reverse stock split of the outstanding Common Stock, Non- Voting Common Stock, and Series A, B and C Convertible Preferred Stock (the "Reverse Stock Split Proposal"); (b) a proposal to reduce the number of authorized shares of the Company's Common Stock; and (c) a proposal to change the Company's name to AXCESS Inc.

The primary purpose of the Reverse Stock Split Proposal was to combine the outstanding shares of Common Stock so that the Common Stock outstanding after giving effect to the Reverse Stock Split Proposal would trade at a significantly higher price per share than the Common Stock outstanding before giving effect to the Reverse Stock Split Proposal. During 1997, the closing bid price for the Common Stock on the SmallCap tier of The Nasdaq Stock Market, Inc. (the "Nasdaq SmallCap Market") ranged from $1.34 to $0.22 per share. The closing bid price for the Common Stock on March 20, 1998, was $0.22 per share. The market price of the Common Stock was, prior to the approval of the Reverse Stock Split Proposal, below the minimum bid price of $1.00 per share required for continued inclusion of the Common Stock on the Nasdaq SmallCap Market pursuant to the New Nasdaq Listing Requirements. See "Cautionary Statements--Nasdaq Listing." After giving effect to the Reverse Stock Split Proposal, the closing bid price for the Common Stock on April 20, 1998, was $4.69 per share, which is in excess of the minimum bid price of $1.00 per share established by the New Nasdaq Listing Requirements.


A secondary purpose of the Reverse Stock Split Proposal was to increase the number of authorized but unissued shares of Common Stock. Prior to the approval of the Reverse Stock Split Proposal, the Company did not have a sufficient number of authorized but unissued shares of Common Stock to effect the conversion, exercise or exchange of all outstanding securities of the Company that by their terms are convertible into, or exercisable or exchangeable for, shares of Common

Stock. The lack of available shares would have prevented the Company from consummating any of the transactions contemplated by the Technology Development Agreement. Unless otherwise indicated, all share and per share amounts are as of December 31, 1997, and do not take into account the adoption of the Reverse Stock Split Proposal.

The purpose of the authorized share proposal was to decrease the number of authorized shares of Common Stock following effectiveness of the Reverse Stock Split Proposal, so that the number of authorized would but unissued shares of Common Stock following the Reverse Stock Split Proposal would bear a more appropriate relation to the total number of shares of Common Stock then authorized.

Finally, the purpose of the name change proposal was to change the corporate name of the Company to better reflect the current primary business focus of the Company.

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

ACCUMULATED LOSSES

From its incorporation in 1982 through December 31, 1997, the Company has an accumulated loss of approximately $66,700,000 and has been profitable in only one fiscal year during that time. There can be no assurance that the Company will generate sufficient revenues to achieve profitability in the future.

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

The Company believes that it is currently in compliance with the stockholders' equity and public float provisions of the Old Nasdaq Listing Requirements. However, on August 22, 1997, the Securities and Exchange Commission ("Commission") approved the New Nasdaq Listing Requirements for (defined below) continued listing on the Nasdaq SmallCap Market. In particular, the New Nasdaq Listing Requirements require that a Company currently included in Nasdaq meet each of the following standards to maintain its continued listing: (i) either
(A) net tangible assets (defined as total assets, minus goodwill, minus total liabilities) of $2 million, (B) total market capitalization of $35 million, or
(C) net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000; and (ii) public float of at least 500,000 shares, with a market value of at least $1 million; and (iii) minimum bid price of $1; and (iv) at least two market makers; and (v) at least 300 round lot beneficial shareholders; and (vi) compliance with certain corporate governance requirements (the "New Nasdaq Listing Requirements"). As of April 2, 1998, the first full trading day after the Company gave notice to Nasdaq that the Reverse Stock Split Proposal was approved by its stockholders, the closing bid price of the Common Stock was $5.00 per share, which is in excess of the minimum bid price of $1.00 per share established by the New Nasdaq Listing Requirements. Further, by letter dated April 15, 1998, Nasdaq advised the Company that it was in compliance with the New Nasdaq Listing Requirements and approved the Company's continued listing on Nasdaq. There can be no assurance, however, that the Company's continued losses or other factors beyond the control of the Company will not cause the Company to fail to meet such requirements. See "1998 Changes in Capital Stock."

Since December 31, 1997, Antiope Partners L.L.C. ("Antiope Partners") and Amphion Ventures L.P. ("Amphion Ventures") purchased $1.9 million in shares of a new series of Convertible Preferred Stock, Series G, $0.01 par value (the "Series G Preferred Stock"). Additionally, Amphion Ventures committed to purchase up to an additional $5,500,000 of Series G or another new series of preferred stock to fund the Company's operations and provide for the continued maintenance of the Company's net tangible assets above the New Nasdaq Listing Requirements. As of February 28, 1998, the Company's net tangible assets were in excess of the $2 million threshold established by the New Nasdaq Listing Requirements. Although management believes that the Company will be able to preserve the listing of the Common Stock on the Nasdaq SmallCap Market, there can be no assurance that the Company will be able to do so.

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

AXCESS has reserved approximately 10,000,000 shares of Common Stock for issuance upon the exercise of outstanding convertible securities and warrants. As of December 31, 1997, there were 1,153,846, 1,056,338,

708,530 and 789.74 shares of Series A, B, C and G Convertible Preferred Stock outstanding, respectively. Each share of Series A, B and C Convertible Preferred Stock is convertible at any time, at the option of the holder, into one share of Common Stock. The conversion price for the Series G Convertible Preferred Stock is $0.50 per share, subject to the Series G Reset Right. See "Recent Sale of Unregistered Securities" below.

There are also currently 6,008,189 warrants outstanding to acquire the same number of shares of Common Stock, as well as $535,000 of indebtedness with a two-year maturity, convertible into Common Stock at $0.25 per share.

AXCESS has also reserved approximately 1,093,066 shares of Common Stock for issuance to key employees, officers, directors and consultants pursuant to the Company's benefit plans. As of December 31, 1997, there were 553,965 options outstanding.

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

The Company has had discussions with Xerox regarding the scope of the Company's license for DataGlyphs(TM), a 2-D symbology developed by Xerox. In 1995, the Company was granted an exclusive license from Xerox, for an initial license fee of $2.1 million, for the right to develop and sell products utilizing DataGlyphs(TM) for the secured access industry. The royalty obligation was evidenced by the Company's promissory note payable to Xerox, due in three equal annual principal installments, plus interest, beginning December 1997. In December 1997, the Company notified Xerox that it would not make the payment due under the note, pending satisfactory resolution of the Company's concerns regarding the technological applicability of the products and services provided by Xerox to the Company pursuant to its license and the payment due in respect thereof. Xerox later advised the Company in writing that it believed that payment under the note was past due. To date, the Company has not recognized any sales revenue related to the DataGlyphs(TM) Technology. The Company and Xerox have entered into a settlement agreement pursuant to which the Company has agreed to pay Xerox $1.47 million of the initial license fee and issue Xerox 120,000 (post reverse split) shares of the Company's Common Stock. Xerox has agreed not to sell any of these shares until December 1999, at which time shares may be sold subject to certain limitations. The Company will fund the payment to Xerox from proceeds received from Amphion Ventures under the terms of a two-year loan which bears interest at the rate of 10% per annum. In addition, Amphion Ventures will receive, as a loan origination fee, (i) 15,120 shares of restricted Common Stock with a fair value of approximately $68,040 as of the date of issuance and (ii) 3-year warrants to purchase 14,700 shares of Common Stock with an exercise price of $5.00 per share and with a fair market value of approximately $25,379 as of the date of issuance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.  MARKET FOR LASERTECHNICS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company's Common Stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol AXSI. The table below sets forth high and low last sale prices for the Common Stock during each of the periods indicated, as reported by the Nasdaq. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

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

RECENT SALE OF UNREGISTERED SECURITIES

During the fourth quarter of 1997, the Company issued unregistered securities in connection with each of the transactions described below. All references in this section to numbers of shares and to the exercise or conversion prices of convertible securities were determined without reference to the Reverse Stock Split Proposal. See "1998 Changes in Capital Stock." The issuance of the preferred stock, Common Stock, warrants and convertible debentures were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates and warrants.

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

In May 1997, $600,000 principal amount of the 1996 Debentures was redeemed by the Company with (i) the proceeds from the private placement to a single new investor of the Company's Series B Convertible Debenture, due March 1999 in the principal amount of $500,000 and (ii) $100,000 in proceeds from the private placement of $500,000 of Series E Preferred Stock with a single new investor. The Series E Preferred Stock was substantially identical to the terms of the Series D Preferred Stock and the Series B Convertible Debenture had substantially identical terms as the 1996 Debentures. In June 1997, $400,000 principal amount of Series D Preferred Stock was redeemed by the Company, upon receipt of the holder's notice of conversion, with the remaining proceeds from the sale of Series E Preferred Stock. See "Restructuring of Variable Price Convertible Securities" below.

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

As additional consideration, the Company agreed that if, at any time on or before December 31, 1999, the Company completes a financing with third parties raising at least $3,000,000 in new equity, the initial holders of the Series G Preferred will have the non-assignable right (the "Series G Reset Right"), but not the obligation, to exchange all or a portion of their shares of Series G Preferred Stock for shares of a new series of preferred stock with substantially the same terms and conditions offered to such third parties; provided that no such exchange will result in an increase in the conversion price above $.50 per share (as determined without giving effect to the Reverse Stock Split Proposal). See "1998 Changes in Capital Stock."

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

The Company originally issued the 1996 Debentures, the Series B Debentures (collectively, the "Convertible Debentures"), the Series D Preferred Stock, and the Series E Preferred Stock in separate private placements to institutional investors in 1996 and 1997. In July 1997, the Company issued shares of a new series of Convertible Preferred Stock, Series F, $0.01 par value (the "Series F Preferred Stock"), in exchange for, and/or to finance the repurchase of, all the outstanding shares of Series D Preferred Stock and Series E Preferred Stock, as described below. The terms of the Series F Preferred Stock are substantially identical to the terms of the Series D and Series E Preferred Stock, except as necessary to reflect the terms of the Standstill Agreement described below. The Convertible Debentures, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock were all convertible into Common Stock at a conversion price determined by formula, which was generally about 85% of the recent average market price of the Common Stock at the time of conversion, subject to a fixed maximum conversion price. The Convertible Debentures, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock collectively herein as the Company's "Variable Price Convertible Securities".

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

To implement the December 1997 Restructuring, including all related conversions, the Company made cash payments totaling approximately $1.3 million and issued in the aggregate approximately: $1.1 million in non-convertible short-term indebtedness; $535,000 of indebtedness with a two-year maturity, convertible into Common Stock at $.25 per share (the "1997 Debentures"); 1,407,000 shares of Common Stock, most of which are subject to certain transfer restrictions; 90 shares of Series G Preferred Stock; and warrants to purchase an additional 1,440,000 shares of Common Stock at an average exercise price in excess of $.46 per share. The fair market value of the additional securities issued, at the time of their issuance, represents the conversion inducement. The Convertible Debentures inducement was valued at approximately $48,000 and charged to interest expense. The inducement for Variable Price Convertible Securities other than the Convertible Debentures was valued at approximately $306,000 and recorded as a preferred dividend. The Company funded the cash and short-term debt portion of the restructuring by issuing shares of Series G Preferred Stock as described above.

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

The Company has taken a number of actions to improve future sales. The Company has restructured its imaging business by reorganizing it into two divisions: imaging and technology, and expects to expand its market opportunities and product offerings through the proposed acquisition of advanced imaging and software technology (the "XLV Technology") from XL Vision, Inc., a Safeguard
Scientifics Partnership Company ("XLV").   Sandia recently entered into the
Intellectual Property Transfer Agreement (the "Technology Development Agreement") with XLV for the development and commercialization of the XLV Technology, which consists of both hardware and software technology. The Company believes that its secure card industry experience and the XLV Technology will enable it to develop and market a low cost fraud resistant access control system. This system would combine the portable card embedded database with nontransferable personal information, such as finger prints, to permit access only by the authorized card holder.

Under the terms of the Technology Development Agreement, XLV will continue to devote personnel, services and project management for the enhancement and commercialization of the XLV Technology. The Company will fund the enhancement of the XLV Technology. In January 1998, the Company paid XLV $500,000 and will make additional payments to XLV in the aggregate amount of $4.1 million for further development expenses, payable in several installments over the development period. Such funds will be used to fund technology enhancement activities by XLV with respect to the XLV Technology, with the goal of making such technology market-ready, as determined by mutual agreement of the Company and XLV. Of the $4.1 million earmarked for development expenses, the Company may, at its option, accelerate funding the development of the XLV Technology. All payments made prior to the development of a working model, including the costs of acquiring the options under the Technology Development Agreement, will be expensed as research and development costs.

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

The Company's operations continued to generate losses in 1997, primarily due to lower than expected sales in both the imaging and marking businesses. The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company anticipates that its existing working capital resources and revenues from operations, together with the additional financing in the aggregate amount of $5,500,000 arranged in the first quarter of 1998. (See Note 18 to Notes to Consolidated Financial Statements), will not be adequate to satisfy its funding requirements in 1998. The Company is continuing discussions with a number of existing and potential corporate, strategic and institutional investors. The Company's actual funding needs will depend on numerous factors, including actual expenditures and revenues generated from its operations compared to its business plan. The Company's actual funding needs will also depend on the successful development of the new products contemplated under the Technology Development Agreement and other unanticipated expenditures, none of which can be predicted with certainty. There can be no assurance, however, that the Company will acquire the additional funding it needs to fully pursue its business objectives. If the Company's losses continue, the Company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of assets or securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms which are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

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

OTHER

Nasdaq Listing. On August 22, 1997, the Commission approved the New Nasdaq Listing Requirements (as defined below) for continued listing on the Nasdaq SmallCap Market. In particular, the New Nasdaq Listing Requirements require that a Company currently included in Nasdaq meet each of the following standards to maintain its continued listing: (i) either (A) net tangible assets (defined as total assets, minus goodwill, minus total liabilities) of $2 million, (B) total market capitalization of $35 million, or (C) net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000; and (ii) public float of at least 500,000 shares, with a market value of at least $1 million; and (iii) minimum bid price of $1; and (iv) at least two market makers; and (v) at least 300 round lot beneficial shareholders; and (vi) compliance with certain corporate governance requirements (the "New Nasdaq Listing Requirements"). As of April 2, 1998, the first full trading day after the Company gave notice to Nasdaq that the 1-for-20 reverse stock split was approved by its stockholders, the closing bid price of the Common Stock was $5.00 per share, which is in compliance with the New Nasdaq Listing Requirements. Further, by letter dated April 15, 1998, Nasdaq advised the Company that it was in compliance with the New Nasdaq Listing Requirements and approved the Company's continued listing on Nasdaq. There can be no assurance, however, that the Company's continued losses or other factors beyond the control of the Company will not cause the Company to fail to meet such requirements. See Note 18 to Notes to Consolidated Financial Statements.

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

ITEM 7.  FINANCIAL STATEMENTS.

                                                                                             Page
                                                                                             ----
CONSOLIDATED FINANCIAL STATEMENTS:
    Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-1
    Consolidated Balance Sheets as of December 31, 1997 and 1996  . . . . . . . . . . . .     F-2
    Consolidated Statements of Operations for the Years
         Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .     F-3
    Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .     F-4
    Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .     F-5
    Notes to Consolidated Financial Statements    . . . . . . . . . . . . . . . . . . . .     F-6

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The board of directors elects executive officers annually at its first meeting following the annual meeting of stockholders. The following table sets forth, as of March 1, 1998, the names of the directors and the executive officers of the Company and its subsidiaries, their respective ages and their respective positions with the Company and its subsidiaries.

NAME                                  AGE                  POSITION
----                                  ---                  --------
Richard C.E. Morgan . . . . . . . .     53             Chairman of the Board of Directors and Chief Executive Officer --
                                                       Company; Director -- LMC; Chairman of the Board of Directors --
                                                       Sandia

Jean Pierre Arnaudo . . . . . . . .     53             Director -- Company; Director and Chief Executive Officer --
                                                       Sandia

Eugene A. Bourque . . . . . . . . .     53             Director -- Company; Director, Chairman of the Board, President
                                                       and Chief Executive Officer -- LMC

Harry S. Budow  . . . . . . . . . .     36             Director and Secretary -- Company; Director, President and Chief
                                                       Operating Officer -- Sandia

Danny G. Hair*  . . . . . . . . . .     48             Executive Vice President and Chief Financial Officer -- Company

C. Seth Cunningham  . . . . . . . .     42             Director -- Company; Director -- Sandia and LMC

Richard M. Clarke . . . . . . . . .     66             Director -- Company; Director -- Sandia and LMC

Alfred E. Paulekas  . . . . . . . .     66             Director -- Company; Director -- LMC

Paul J. Coleman, Jr.  . . . . . . .     66             Director -- Company

*Mr. Hair was appointed to his position by the Board on February 1, 1998.

--------------------------------------------------------------------------------

    RICHARD C.E. MORGAN is Chairman of the Board and Chief Executive Officer of the Company. Mr. Morgan is also the Chairman of the Board of Directors of Sandia and serves on the Board of Directors of LMC. He is a member of the executive, compensation and stock option committees. Since 1986 Mr. Morgan has been a managing member of Antiope Partners and Amphion Partners. Mr. Morgan became a director and Chairman of the Board of the Company in 1985.

    JEAN-PIERRE ARNAUDO is a director of the Company and a director and Chief Executive Officer of Sandia. From 1993 until his appointment as Chief Executive Officer of Sandia, Mr. Arnaudo served as the President and General Manager of Sandia Imaging Systems Europe, S.A., a subsidiary of Sandia. Mr. Arnaudo became a director of the Company in 1995.

    EUGENE A. BOURQUE is a director of the Company and is a director, Chairman of the Board, President and Chief Executive Officer of LMC. He is a member of the executive committee. From 1993 to 1995, Mr. Bourque served as President of the Company. From 1988 to 1993, Mr. Bourque served as Vice President and Chief Financial Officer of the Company. Mr. Bourque became a director of the Company in 1993.

    HARRY S. BUDOW is a director and Secretary of the Company and President and Chief Operating Officer of Sandia. He is a member of the executive committee. Before joining the Company, Mr. Budow was Vice

President of Bell Packaging Corporation from January 1996 to February 1997 and Senior Vice President with SpectraVision, Inc. from March 1990 to December 1995.

    DANNY G. HAIR is Executive Vice President and Chief Financial Officer of the Company and Sandia. Mr. Hair was chief financial officer of PC Service Source, Inc. from January 1997 to January 1998, Bell Packaging Corporation from January 1995 to November 1996, and SpectraVision, Inc., from April 1991 to October 1995.

    C. SETH CUNNINGHAM is a director of the Company, as well as Sandia and LMC. He is a member of the audit committee. From 1979 to mid-1996, Mr. Cunningham was employed by J.P. Morgan, and has served as a managing director since 1991. From 1985 to mid-1996, Mr. Cunningham worked with and was a founding member of, J.P. Morgan Capital Corporation, which makes worldwide private equity investments for J.P. Morgan's own account. Currently, Mr. Cunningham is a private equity investor. Mr. Cunningham became a director of the Company in 1994.

    RICHARD M. CLARKE is a director of the Company, Sandia and LMC. He is a member of the compensation and stock option committees. Since 1992, Mr. Clarke has been the chairman of Yankelovich Partners, Inc., a market research firm. From 1990 to 1993 Mr. Clarke was the chairman and chief executive officer of Akzo America Inc., a diversified international chemical and health care corporation. Mr. Clarke is the chairman of NESC and the vice chairman of Farleigh Dickinson University. Mr. Clarke became a director of the Company in 1988.

    ALFRED E. PAULEKAS is a director of the Company and a director of LMC. He is a member of the compensation committee. Since 1992, Mr. Paulekas has been President of A.T.C. Associates, a business consulting firm. Mr. Paulekas became a director of the Company in 1994.

    PAUL J. COLEMAN, JR. is a director of the Company. He is a member of the audit and stock option committees. He is president, chief executive officer, and a trustee of the Universities Space Research Association, a non-profit space research, technology and education company, and a professor of space physics at the University of California at Los Angeles ("UCLA"). He also serves as a director of Quantrad Sensors, Inc., One Room Systems, Inc. and Southeast Interactive Technology, LLC. From 1993 through 1996, Dr. Coleman was the director of the National Institute for Global Environmental Change of the U.S. Department of Energy, and from 1989 through 1993, he was the director of the Institute of Geophysics and Planetary Physics at UCLA. Mr. Coleman became a director of the Company in 1982.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

    Under Section 16(a) of the Exchange Act, directors, certain officers and beneficial owners of ten percent or more of the Company's Common Stock are required from time to time to file with the Commission reports on Forms 3, 4 or 5, relating principally to transactions in Company securities by such persons. Based solely upon a review of Forms 3, 4 and 5 submitted to the Company during and with respect to 1997, and written representations received by the Company from certain reporting persons that no Forms 5 were required from such persons, the Company believes that all of the directors and executive officers of the Company have timely filed their respective Forms 3, 4 or 5 required by Section 16(a) of the Securities Exchange Act during 1997, except Harry Budow, a director and officer of the Company, who did not file timely a Form 3 when he joined the Company in June 1997. Mr. Budow does not own any Common Stock or options to acquire Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION.

    The following table summarizes the compensation earned by the Company's Chief Executive Officer and its three other most highly compensated executive officers (whose compensation exceeded $100,000 in 1997) and two additional individuals for whom disclosures would have been provided had the individuals been serving as executive officers as of December 31, 1997, collectively, the "Named Officers," for services rendered in all capacities to the Company during the fiscal years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                                   Annual Compensation      Compensation
                                                   -------------------      ------------
                                                                              Securities
                                                                              Underlying
                                                                               Options/        All Other
                                                  Salary         Bonus           SARs        Compensation
     Name and Principal Positions       Year       ($)            ($)            (#)              ($)
     ----------------------------       ----    ---------    -------------     -------           -----
 Richard C.E. Morgan . . . . . . . .    1997       60,000         --              --            40,000
   Chief Executive Officer (A)          1996      100,000         --           60,000(E)           --
                                        1995        --            --            5,000(F)           --

 Jean-Pierre Arnaudo . . . . . . . .    1997     180,000        40,000            --           37,956(J)
   Chief Executive Officer -            1996     180,000        50,000        162,500(F)       49,700(J)
   Sandia (B)                           1995     150,000        25,000         75,000(G)       10,840(J)

 Eugene A. Bourque . . . . . . . . .    1997     140,000         5,625            --              --
   President and Chief Executive        1996     138,358          --           80,000(H)          --
   Officer - LMC (B)                    1995     125,029          --              --              --


 Harry S. Budow  . . . . . . . . . .    1997      87,500        22,498         50,000(F)          --
   President and Chief Operating        1996        --            --              --              --
   Officer - Sandia (C)                 1995        --            --              --              --

 Milo Mattorano  . . . . . . . . . .    1997     122,083          --              --              --
   former Vice President and Chief      1996      93,747        10,000        111,000(I)          --
   Financial Officer of the Company     1995      65,000        10,000          5,000(F)          --
   and Sandia (D)

 Stephen C. Nesbit . . . . . . . . .    1997     117,384          --              --              --
   former Vice President and            1996     120,000        30,000         81,000(F)          --
   General Manager DataGlyphs           1995      30,000        22,500         20,000(F)          --
   Business - Sandia (D)

--------------------

(A) Mr. Morgan receives an annual salary of $100,000, $60,000 of which is payable in cash and $40,000 of which is payable in Common Stock. The cash and stock portions of Mr. Morgan's 1997 salary have been accrued, but remain unpaid as of the date of this report.

(B) Mr. Arnaudo's compensation for January to May 1995 was for his service as the President of the Company and the President and General Manager of Sandia Europe, S.A., a subsidiary of Sandia.

(C)       Mr. Budow joined the Company in June 1997.

(D)       Mr. Mattorano and Mr. Nesbit resigned in December 1997.

(E) Securities underlying options are 50,000 shares of Common Stock and 10,000 shares of LMC Common Stock.

(F)       Securities underlying options are shares of Sandia Common Stock.

(G) Securities underlying options are 50,000 shares of Common Stock and 25,000 shares of Sandia Common Stock.

(H)       Securities underlying options are shares of LMC Common Stock.

(I) Securities underlying options are 91,000 shares of Sandia Common Stock and 20,000 shares of Common Stock.

(J) Represents the payment of transitional living expenses incurred from January 1996 to December 1997, under Mr. Arnaudo's Employment Agreement with the Company. Represents the payment of (i) moving expenses incurred due to Mr. Arnaudo's relocation from Paris, France to Dallas, Texas and (ii) transitional living expenses incurred from September 1, 1995 to December 31, 1995, pursuant to Mr. Arnaudo's Employment Agreement with the Company. See "Employment Contracts with Executive Officers."

OPTION GRANTS

         The Company did not grant any options to acquire the Company's Common Stock to the Named Officers during the fiscal year ended December 31, 1997.

AGGREGATE OPTION EXERCISES IN 1997 BY THE COMPANY'S EXECUTIVE OFFICERS

    The following table provides information as to options exercised, if any, by each of the Named Officers in 1997 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of the Company's Common Stock on December 31, 1997 ($4.40 post reverse split as reported on Nasdaq). All share amounts reported take into account the adoption of the Reverse Stock Split Proposal.

                AGGREGATED OPTION EXERCISES IN 1997 AND YEAR-END
                                 OPTION VALUES



                                                                                           Value of Unexercised
                             Shares                             Number of                     in-the-Money
                            Acquired                      Securities Underlying                Options at
                               on         Value            Unexercised Options               December 31, 1997
                            Exercise     Realized        at December 31, 1997(#)                 (A)($)
                            --------     --------     ----------------------------    -----------------------------
           Name               (#)          ($)        Exercisable    Unexercisable    Exercisable     Unexercisable
           ----               ---          ---        -----------    -------------    -----------     -------------
 Richard C. E. Morgan          --           --           1,875            625              --               --
                                                        10,000(B)      10,000(B)           --               --
                                                         2,500(C)       7,500(C)           --               --

 Jean-Pierre Arnaudo           --           --           1,875            625              --               --
                                                        80,417(B)     287,500(B)           --               --


 Eugene A. Bourque             --           --           7,314             --              --               --
                                                        16,000(C)      64,000(C)           --               --


 Harry S. Budow                --           --          50,000(B)     150,000(B)           --               --

 Milo Mattorano (D)            --           --           5,000         15,000              --               --
                                                         2,188(B)      96,000(B)           --               --

 Stephen C. Nesbit (D)         --           --          20,000(B)      81,000(B)           --               --

------------------------------

(A) Market value of shares covered by in-the-money options on December 31, 1997, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

(B) Securities underlying options are shares of Sandia Common Stock.

(C) Securities underlying options are shares of LMC Common Stock.

(D) In December 1997, Mr. Mattorano resigned as Vice President and Chief Financial Officer of the Company and Sandia, and Mr. Nesbit resigned as Vice President and General Manager of DataGlyphs Business. In connection with their resignations, all options held by Messrs. Mattorano and Nesbit have been cancelled.

COMPENSATION OF THE COMPANY'S DIRECTORS

    The Company's current policy is that non-employee directors of the Company are eligible to receive an annual fee of $10,000 for preparing for and attending meetings of directors and committees. While directors do not receive additional compensation for attending meetings, the Company will pay ordinary and necessary out-of-pocket expenses for directors to attend board and committee meetings. Directors who are officers or employees of the Company receive no fees for service on the board or committees thereof. Directors who serve on the board of directors of Sandia or LMC are not separately or additionally compensated for such service. Each director attended 100% of (i) the total number of meetings of the board held during the period in which he was a director and (ii) the total number of meetings held by all committees on which he served.

    The board of directors has adopted the Director Compensation Plan, subject to stockholder approval at the Company's 1998 annual meeting of stockholders (the "Annual Meeting"), under which directors who are not employees of the Company and who do not beneficially own more than 5% of the shares of Common Stock outstanding would receive an initial one-time grant of 4,000 options to acquire Common Stock at an exercise price of $10.00 per share (the "Initial Grant") and an annual grant of 2,000 options to acquire Common Stock at an exercise price equal to the fair market value per share of the Common Stock at the time the option is granted (the "Annual Grant"). Assuming the Director Compensation Plan is approved by the stockholders at the Annual Meeting, the Initial Grant and Annual Grant will take place shortly after the Annual Meeting. The Annual Grant will customarily occur on the date of the Company's annual meeting. All new board members will receive 3,000 options to acquire Common Stock at an exercise price equal to the fair market value per share of the Common Stock on the date the board member is approved by the directors.
The Company has temporarily suspended paying any cash to eligible directors for preparing and attending meetings of directors and committees until the Company reports quarterly net earnings. Once the Company has reported net earnings for a fiscal quarter, the Company will reconsider paying additional cash consideration to eligible directors.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

    Sandia and Jean-Pierre Arnaudo are parties to an employment agreement, which provides for the employment of Mr. Arnaudo through August 31, 2002 at a minimum annual base salary of $160,000, subject to increase by the board of directors of Sandia. The agreement also provides for the payment to Mr. Arnaudo of up to one times his annual salary in the event he is terminated after a change in control (as defined in the employment agreement) of Sandia or if he is terminated without cause at the election of the board of directors of Sandia. The employment agreement also contains confidentiality and non-competition provisions.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

    The following table sets forth the number of shares of (i) Common Stock,
(ii) Non-Voting Common Stock, (iii) Series A Preferred Stock, (iv) Series B Preferred Stock, (v) Series C Preferred Stock, (vi) Series G Preferred Stock,
(vii) common stock, par value $.01 per share, of Sandia Imaging Systems Corporation ("Sandia Common Stock") and (viii) common stock, par value $.01 per share, of LMC ("LMC Common Stock") beneficially owned as of March 1, 1998, after taking into account the approval of the Reverse Stock Split Proposal, by
(i) each director and director nominee who beneficially owns Common Stock and certain of the executive officers of the Company and its subsidiaries, (ii) all of the Company's directors and executive officers as a group and (iii) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 1998. The business address of each director and executive officer is c/o AXCESS Inc., 3208 Commander Drive, Carrollton, Texas 75006.

    The number of shares of the Company's Common Stock and Preferred Stock beneficially owned by each individual set forth below under the heading "Percentage of Class" is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and any shares that an individual presently, or within 60 days, has the right to acquire through the exercise of any stock option or warrant. However, such shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person. Unless otherwise indicated, each individual has sole voting and investment power (or shares such powers with their spouse) with respect to the shares of the Company's Common Stock and Preferred Stock set forth in the table below:

NAME OF BENEFICIAL OWNER
------------------------

DIRECTORS AND NOMINEES FOR DIRECTORS                                                                              PERCENTAGE OF
(INCLUDING THOSE WHO ARE ALSO                                            NUMBER OF SHARES       PERCENTAGE           COMPANY
EXECUTIVE OFFICERS):                            TITLE OF CLASS          BENEFICIALLY OWNED        OF CLASS        VOTING POWER
                                                --------------          ------------------      ----------        ------------
   Richard C.E. Morgan  . . . . . . .    Common Stock                      530,744(1)               21.5%             12.3%
                                         Series A Preferred Stock           57,692(2)              100.0%              1.7%
                                         Series B Preferred Stock           52,816(3)              100.0%              1.5%
                                         Series C Preferred Stock           25,492(4)               72.0%              0.7%
                                         Series G Preferred Stock              955(5)                 96%             27.5%
                                         Sandia Common Stock                10,000(6)(9)               *               n/a

   Jean-Pierre Arnaudo  . . . . . . .    Common Stock                        1,875(7)                  *                 *
                                         Sandia Common Stock               287,500(8)(9)            3.29%              n/a


   Eugene A. Bourque  . . . . . . . .    Common Stock                        7,814(10)                 *                 *
                                         LMC Common Stock                   10,000(9)(11)              *               n/a
                                         Sandia Common Stock                32,000(12)                 *               n/a

   Harry S. Budow . . . . . . . . . .    Sandia Common Stock                50,000(13)                 *               n/a

DIRECTORS AND NOMINEES FOR DIRECTORS                                                                              PERCENTAGE OF
(INCLUDING THOSE WHO ARE ALSO                                            NUMBER OF SHARES       PERCENTAGE           COMPANY
EXECUTIVE OFFICERS):                           TITLE OF CLASS           BENEFICIALLY OWNED       OF CLASS         VOTING POWER
                                               --------------           ------------------       --------         ------------
   Richard M. Clarke  . . . . . . . .    Common Stock                       13,250                     *                 *
                                         Sandia Common Stock                10,000(9)(14)              *               n/a

NAME OF BENEFICIAL OWNER
------------------------
   C. Seth Cunningham . . . . . . . .    Common Stock                        4,250(15)                 *                 *

   Paul J. Coleman, Jr. . . . . . . .    Common Stock                          903(16)                 *                 *
                                         Sandia Common Stock                 7,500(9)(17)              *               n/a

   Alfred E. Paulekas . . . . . . . .    Common Stock                        2,250(18)                 *                 *

EXECUTIVE OFFICERS:

   Danny G. Hair  . . . . . . . . . .    Common Stock                        2,000                     *                 *

   All Directors and Executive
   Officers as a group                   Common Stock                      559,032(19)              22.8%             19.2%
   (8 individuals)  . . . . . . . . .    Sandia Common Stock               434,667(3)(20)            7.9%              4.9%

OTHER:

   Amphion Group                         Common Stock                      508,452(21)              20.8%            17.7%
   590 Madison Avenue                    Series A Preferred Stock           57,692                 100.0%             1.7%
   New York, NY 10021 (24)  . . . . .    Series B Preferred Stock           52,816                 100.0%             1.5%
                                         Series C Preferred Stock           25,492(22)              72.0%             0.7%
                                         Series G Preferred Stock              955                    96%            27.5%

   J.P. Morgan Investment Corporation
   60 Wall Street                        Common Stock                      289,422(23)              11.7%            11.4%
   New York, NY 10060 . . . . . . . .    Non-Voting Common Stock           112,492                 100.0%             n/a

*      Denotes percentage ownership of less than 1%.

(1) Includes 1,875 shares that Mr. Morgan has the right to acquire within 60 days pursuant to options, 411,906 shares held by entities within the Amphion Group (defined in Note 24 below) and 92,703 shares that entities within the Amphion Group have the right to acquire within 60 days pursuant to warrants. Mr. Morgan is a Managing Member of Amphion Partners L.L.C. ("Amphion Partners"), the sole general partner of Amphion Ventures. Mr. Morgan disclaims beneficial ownership as to all such shares beneficially owned by entities within the Amphion Group. See
       Note 24.

(2)    All 57,692 shares are held by Amphion Ventures. See Note 1 and Note 24.

(3)    All 52,816 shares are held by Amphion Ventures. See Note 1 and Note 24.

(4) All 25,492 shares are held by Amphion Ventures. Does not include 9,933 shares held by Jackson Hole Investments Acquisitions, L.P., ("Jackson Hole"). Jackson Hole is not affiliated with Amphion Ventures. See Note 1 and Note 24.

(5) Includes 905 shares held by Amphion Ventures and 50 shares held by Antiope Partners. See Note 1 and Note 24.

(6) Includes 10,000 shares that Mr. Morgan has the right to acquire within 60 days pursuant to options.

(7) Includes 1,875 shares that Mr. Arnaudo has the right to acquire within 60 days pursuant to options.

(8) Includes 80,417 shares that Mr. Arnaudo has the right to acquire within 60 days pursuant to options.

(9) The authorized capital stock of Sandia consists of (i) 18,000,000 shares of Sandia Common Stock, of which 4,830,000 shares are issued and outstanding and held by the Company and 260,000 shares are issued and outstanding and held by certain individuals employed or previously employed by Sandia or the Company, (ii) 3,500,000 shares of Sandia Voting Convertible Preferred Stock, of which 3,370,925 shares are issued and outstanding and held by the Company.

(10) Includes 7,314 shares that Mr. Bourque has the right to acquire within 60 days pursuant to options.

(11) Includes 10,000 shares that Mr. Bourque has the right to acquire within 60 days pursuant to options.

(12) Includes 32,000 shares of preferred stock convertible into common stock that Mr. Bourque has the right to acquire within 60 days pursuant to options.

(13) Includes 50,000 shares that Mr. Budow has the right to acquire within 60 days pursuant to options.

(14) Includes 10,000 shares that Mr. Clarke has the right to acquire within 60 days pursuant to options.

(15) Includes 1,500 shares that Mr. Cunningham has the right to acquire within 60 days pursuant to options.

(16) Includes 813 shares that Mr. Coleman has the right to acquire within 60 days pursuant to options.

(17) Includes 7,500 shares that Mr. Coleman has the right to acquire within 60 days pursuant to options.

(18) Includes 1,500 shares that Mr. Paulekas may have the right to acquire within 60 days pursuant to options.

(19) Includes the 14,877 shares that officers and directors have the right to acquire within 60 days pursuant to options, as described in Notes 1, 7,10, 15, 16 and 18; the 92,703 shares that Amphion Ventures and Antiope Partners have the right to acquire pursuant to warrants; and the 411,906 shares held by entities within the Amphion Group (as to which Mr. Morgan disclaims beneficial ownership). Does not include shares of Voting Preferred Stock held by entities within the Amphion Group (as to which Mr. Morgan disclaims beneficial ownership). See Notes 5 and 24.

(20) Includes the 227,584 shares that officers, former officers and directors have the right to acquire within 60 days pursuant to options, as described in Notes 6, 8, 9, 11, 13, 14 and 17.

(21) Includes 52,203 and 40,500 shares that Amphion Ventures and Antiope Partners, respectively, have the right to acquire within 60 days pursuant to warrants. See Note 24.

(22)   Does not include 9,934 shares held by Jackson Hole. See Note 24.

(23) Includes 22,252 shares that J. P. Morgan Investment Corporation ("JPMIC") has the right to acquire within 60 days pursuant to warrants. As a result of an agreement between JPMIC and Antiope Ventures L.P. ("Antiope Ventures"), Antiope Ventures agreed to vote at JPMIC's request for any one person designated by JPMIC to be a director of the Company. To the extent that agreement is binding on any entity in the Amphion Group, JPMIC could be deemed to have shared voting power with respect to all the shares of voting stock held by entities within the Amphion Group. If the shares held by entities within the Amphion Group were deemed to be beneficially owned by JPMIC, JPMIC would beneficially own in the aggregate voting securities representing approximately 52% of the Company voting power. JPMIC disclaims beneficial ownership of the voting stock held by entities within the Amphion Group.

(24) Includes shares beneficially owned by: (i) Amphion Ventures (formerly known as Wolfensohn Associates II L.P.); (ii) Amphion Partners (formerly known as Wolfensohn Partners II L.L.C.); and (iii) Antiope Partners (formerly known as Wolfensohn Partners L.L.C.). Amphion Ventures, Amphion Partners and Antiope Partners disclaim that they hold any securities of the Company as a group, within the meaning of any applicable securities law or regulation.

       The security holdings of the Amphion Group in the Company are largely the result of a restructuring of Wolfensohn Associates L.P., now known as Antiope Ventures. As of August 19, 1997, Antiope Ventures transferred all of its assets and liabilities to Amphion Ventures, in exchange for limited partnership interests of Amphion Ventures. Amphion Partners is the sole general partner of Amphion Ventures, and Antiope Partners is the sole general partner of Antiope Ventures. Amphion Ventures, Amphion Partners, Antiope Ventures and Antiope Partners are collectively referred to herein as the "Amphion Group."

       Richard C. E. Morgan, a director and the Chairman and Chief Executive Officer of the Company, is a managing member of both Amphion Partners and Antiope Partners.

       Jackson Hole Management Co. ("JHMC") provides management services to Amphion Partners, Antiope Partners and the general partner of Jackson Hole. Richard Morgan is an employee of JHMC. Mr. Morgan disclaims beneficial ownership of the securities of the Company owned beneficially by Amphion Partners, Amphion Ventures, Antiope Partners and Antiope Ventures, and disclaims beneficial ownership of the securities of the Company owned beneficially by Jackson Hole.

       The holdings of the Amphion Group in the Company as of March 1, 1998, are as follows:

                                         SERIES A    SERIES B   SERIES C   SERIES G    COMMON      COMMON
                             COMMON     PREFERRED    PREFERRED  PREFERRED PREFERRED     STOCK       STOCK
                              STOCK       STOCK       STOCK      STOCK     STOCK      WARRANTS     OPTIONS
                              -----       -----       -----      -----     -----      --------     -------
Antiope Partners  . . . .    37,492           --         --         --        50       40,500          --
Amphion Ventures  . . . .   346,289       57,692     52,816     25,492       905       52,203       3,843
Amphion Partners  . . . .    28,125           --         --         --        --           --          --
           Total  . . . .   411,906       57,692     52,816     25,492       955       92,703       3,843

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1996 the Company received consulting services from director nominee Alfred E. Paulekas relating to the Company's manufacturing and production operations. In 1996, Mr. Paulekas was Chairman of the LMC Board of Directors and was paid a total of $15,000 per quarter (an aggregate of $10,000 per year for his services as a director of the Company and an aggregate of $50,000 per year for his services as the Chairman of the LMC Board of Directors) for his services to the Company. Mr. Paulekas received the same compensation during 1997 for his services to the Company. The Company has complete discretion over whether or not to use the consulting services of Mr. Paulekas.

Notes Payable to Stockholders

During the first quarter of 1997, the Company obtained a commitment for a working capital bridge loan of up to $1,000,000 from Antiope Partners. The Company made draws of $1,000,000 under this agreement during the first and second quarters of 1997. Borrowings bore interest at 12% and were due on demand. The borrowings were ultimately convertible into the Company's voting common stock. In June 1997, borrowings under this agreement were converted into an advance under the terms of the new bridge loan financing provided to the Company by Antiope Partners and JPMIC pursuant to a note purchase agreement dated June 25, 1997 (the "Note Purchase Agreement"). The Note Purchase Agreement provided the Company with additional bridge financing up to a total of $3,000,000 to be funded 60% by Antiope Partners and 40% by JPMIC. Under the Note Purchase Agreement, the Company received additional fundings of $2,000,000 by September 1997. The Note Purchase Agreement provided for an interest rate of 10% per annum for advances by Antiope Partners and 6.64% per annum for advances by JPMIC, with a final maturity of December 31, 1997. In connection with the advances, the Company issued to Antiope Partners and JPMIC an aggregate of 308,571 (15,428 post reverse split) restricted shares of the Company's common stock and warrants to purchase 600,000 (30,000 post reverse split) shares of the Company's common stock with a strike price of $0.70 ($14.00 post reverse split). Further, advances under the Note Purchase Agreement were convertible into convertible debentures with terms similar to the currently outstanding convertible debentures, which were ultimately convertible into common stock at a discount. See "Restructuring of Variable Price Convertible Securities" below. Advances under the Note Purchase Agreement are secured by a pledge of all the capital stock of the Company's LMC subsidiary held by the Company.

In December 1997, JPMIC, Antiope Partners and Amphion Ventures, extended the maturity of the Note Purchase agreement to December 31, 1998, in exchange for 112,942 (5,647 post reverse split) restricted shares of the Company's common stock and warrants to purchase 600,000 (30,000 post reverse split) shares of common stock at an exercise price of $0.25 ($5.00 post reverse split).

The Company borrowed additional funds of $4,138,575 from Amphion Ventures during late September 1997 through early December 1997 under an informal borrowing agreement. The advances accrued interest at a rate of ten percent per annum. In connection with these advances, the Company issued 425,681 (21,284 post reverse split) restricted shares of the Company's common stock and warrants to purchase 827,715 (41,385 post reverse split) shares of the Company's common stock at an exercise price of $.70 ($14.00 post reverse split). In December 1997, the Company entered into an agreement whereby it converted the advances under this informal borrowing agreement into shares of Series G Preferred Stock. See "Equity Investments by Major Stockholders" below.

During June and July 1996, the Company obtained a 12% working capital bridge loan totaling $1.7 million from Amphion Ventures. The loan principal and related interest were paid in full in August 1996 with proceeds from the sale of Series D Convertible Preferred Stock, par value $.01 per share ("Series D Preferred Stock"). See "Restructuring of Variable Price Convertible Securities" below. In connection with these borrowings, a five year warrant to purchase a total of 56,341 (2,817 post reverse split) shares of Common Stock was issued to Amphion Ventures.

Series F Preferred Stock

In July 1997, the Company completed a private placement of $480,000 face amount of Series F Preferred Stock with Antiope Partners , the proceeds of which were used to redeem $480,000 of existing Series D Convertible Preferred Stock from a stockholder. The Series F Preferred stock had substantially identical terms as the Company's Series D Preferred Stock, except as necessary to reflect the terms of the Standstill Agreement described below.

Equity Investments by Major Stockholders

On December 29, 1997, the Company concluded an agreement with Amphion Ventures and Antiope Partners with respect to the purchase by Amphion Ventures and Antiope Partners as of such date of 700 and 50 shares, respectively, of the Company's Series G Preferred Stock for an aggregate purchase price of $7,500,000. The purchase price was payable primarily through a combination of cash and the cancellation and exchange of existing indebtedness of the Company to Amphion Ventures. In addition, Amphion Ventures had the right to offset a portion of the purchase price, aggregating approximately $709,000, against the Company's obligation to pay previously accrued and unpaid cash dividends on outstanding shares of Series A, Series B or Series C Preferred Stock of the Company held by Amphion Ventures on such date, and to pay a portion of such total purchase price, not to exceed an aggregate of $1,500,000, by delivery of Amphion Ventures' unconditional promissory note, payable on demand, in principal amount equal to the portion of the purchase price so paid.

As additional consideration to Amphion Ventures and Antiope Partners, the Company agreed that if, at any time on or before December 31, 1999, the Company completes a financing with third parties raising at least $3,000,000 in new equity, the initial holders of the Series G Preferred will have the non-assignable right, but not the obligation, to exchange all or a portion of their shares of Series G Preferred Stock for shares of a new series of preferred stock with substantially the same terms and conditions offered to such third parties; provided that no such exchange will result in an increase in the conversion price above $10.00 per share.

Restructuring of Variable Price Convertible Securities

In December 1997, the Company entered into negotiations with the holders of certain outstanding convertible securities of the Company, with respect to the restructuring and/or refinancing of such securities.

The Company originally issued the Convertible Debentures, the Series D Preferred Stock, and the Series E Preferred Stock in separate private placements to institutional investors in 1996 and 1997. In July 1997, the Company issued shares of the Series F Preferred Stock, in exchange for, and/or to finance the repurchase of, all the outstanding shares of Series D Preferred Stock and Series E Preferred Stock, as described below. The Convertible Debentures, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock were all convertible into Common Stock at a conversion price determined by formula, which was generally about 85% of the recent average market price of the Common Stock at the time of conversion, subject to a fixed maximum conversion price. The Convertible Debentures, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock are sometimes referred to collectively herein as the Company's "Variable Price Convertible Securities".

In July 1997, the Company and certain holders of Variable Price Convertible Securities negotiated a Standstill Agreement, in which such holders agreed to refrain from converting seventy-five percent of their holdings for a period of at least three months, with the locked-up portion released in five equal monthly installments thereafter. The provisions of the Standstill Agreement (which also included a reduction in the maximum conversion price to $1.14 ($22.80 post reverse split) in the case of the Series D and Series E Preferred Stock and $1.00 ($20.00 post reverse split) in the case of the Convertible Debentures, and the issuance of $.70 ($14.00 post reverse split) warrants to acquire 814,375 (271,875 post reverse split) shares of Common Stock as an additional inducement to the participating holders) were implemented by the execution of allonges to the Convertible Debentures and by exchanging all of the outstanding shares of Series D Preferred Stock and Series E Preferred Stock for an equal number of shares of Series F Preferred Stock, which shares were substantially identical to the shares exchanged, except as necessary to implement the terms of the Standstill Agreement. Concurrently therewith, the Company issued 48 shares of Series F Preferred Stock to a single existing investor for $480,000 in cash, which was used by the Company to repurchase and cancel an equal number of shares of Series D Preferred Stock, the holder of which had declined to participate in the Standstill Agreement. By December 14, 1997, 70% of the face amount of the Variable Price Convertible Securities held by such holders on the date of the Standstill Agreement were available for conversion, with the remainder to become convertible in equal installments in January and February 1998.

In December 1997, the Company re-initiated negotiations with the holders of the Variable Price Convertible Securities, with the intention of restructuring or refinancing such securities to remove the variable price conversion feature. In December 1997 and January 1998, the Company converted, redeemed or restructured all of the Variable Price Convertible Securities that had been outstanding on December 1, 1997, comprising in the aggregate $1,250,000 principal amount of Convertible Debentures and 237 shares ($2,370,000 face amount) of Series F Preferred Stock (collectively, the "December 1997 Restructuring"). Based on the closing bid prices of the Common Stock for the applicable trading periods prior to December 24, 1997, such Variable Price Convertible Securities, together with accrued interest and dividends, would have been convertible on that date into an aggregate of approximately 17 million shares of Common Stock (pre reverse split), with further dilution possible in the event of further declines in the market price of the Common Stock.

To implement the December 1997 Restructuring, including all related conversions, the Company made cash payments totaling approximately $1.3 million and issued in the aggregate approximately: $1.1 million in non-convertible short-term indebtedness; $535,000 of indebtedness with a two-year maturity, convertible into Common Stock at $.25 ($5.00 post reverse split) per share (the "1997 Debentures"); 1,407,000 (70,350 post reverse split) shares of Common Stock, most of which are subject to certain transfer restrictions; 90 shares of Series G Preferred Stock; and warrants to purchase an additional 72,000 shares of Common Stock at an average exercise price in excess of $9.20 per share post reverse split). The fair market value of the additional securities issued, at the time of their issuance, represents the conversion inducement. The Company funded the cash and short-term debt portion of the restructuring by issuing shares of Series G Preferred Stock as described above. In connection with the December 1997 Restructuring, Antiope Partners received 50 shares of Series G Preferred Stock and 24,889 shares of Common Stock in exchange for its $480,000 face amount of Series F Preferred Stock plus $17,780 of accrued but unpaid dividends.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

             3.1          --Certificate of Incorporation of the Company.
                          Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 2-80946).

             3.2 --By-laws of AXCESS. Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 2-80946).

             3.3 --First Amendment to Certificate of Incorporation of AXCESS dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

             3.4 --Second Amendment to Certificate of Incorporation of AXCESS, dated May 27, 1987. Incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

             3.5 --Third Amendment to Certificate of Incorporation of AXCESS, dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-10665).

             3.6 --Fourth Amendment to Certificate of Incorporation of AXCESS, dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-10665).

             3.7 --Fifth Amendment to Certificate of Incorporation of AXCESS, dated June 17, 1996. Incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (Registration No. 333-10665).

             3.8 --Sixth Amendment to Certificate of Incorporation of AXCESS dated March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated April 13, 1998.

             3.9 --Seventh Amendment to Certificate of Incorporation of AXCESS dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated April 13, 1998.

             3.10 --Eighth Amendment to Certificate of Incorporation of AXCESS dated April 9, 1998. Incorporated herein by reference to Exhibit 99.3 to the Company's Report on Form 8-K dated April 13, 1998.

             4.1 --Certificate of Designation of the Company's Series A, B and C Preferred Stock, dated December 27, 1995. Incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (Registration No. 333-10665).

             4.2 --Certificate of Designation of the Company's Series D Preferred Stock. Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996.

             4.3 --Certificate of Designation of the Company's Series E Preferred Stock. Incorporated by reference to Exhibit
                          4.3 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             4.4 --Certificate of Designation of the Company's Series F Preferred Stock and Certificate of Correction. Incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             4.5          --Certificate of Designation of the Company's Series
                          G Preferred Stock. Incorporated herein by reference to
                          Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


             10.1 --License agreement, dated June 30, 1988, between the Company and Patlex Corporation. Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1988.

             10.2 --Employment agreement dated August 31, 1989, between Louis F. Bieck, Jr. and AXCESS Inc. as amended. Incorporated herein by reference to Exhibit 10.17 the Company's Form 10-KSB for the year ended December 31, 1990.

             10.3 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit
                          10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1991.

             10.4 --Purchase Agreement between Sandia Europe and Jean-Luc Poutchnine, Alain Quilleau and Philippe Bonnevie, dated March 4, 1994. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.5 --Letter confirming sale of shares of AXCESS Common Stock to Singapore Precision Industries PTE LTD, dated May 12, 1994. Incorporated herein by reference to
                          Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.6 --Advisory and investment banking services agreement between AXCESS and Wolfensohn International, Inc., dated May 19, 1993. Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.7 --Purchase of Common Stock and Convertible Note Agreement between the Company and J.P. Morgan Investment Corporation, dated July 8, 1994.

                          Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.8 --OEM License Agreement between Sandia and Xerox Corporation, dated January 6, 1995. Incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.9 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 19, 1994. Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.10 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 31, 1994. Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.11 --Amendment to the OEM License Agreement between Sandia and Xerox Corporation, dated December 27, 1996. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

             10.12 --Demand Promissory Note issued to Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.13 --Warrant to purchase shares of the Company's Common Stock issued to Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit
                          10.14 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.14 --Note Purchase Agreement dated June 25, 1997, by and among AXCESS, J.P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.15 --Intellectual Property Transfer Agreement dated January 8, 1998, by and between XL Vision, Inc. and Sandia Imaging Systems Corporation. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

             10.16 --Amendment to Notes and Note Purchase Agreement dated December 31, 1997, by and among the Company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation.*

             10.17 --Series G Preferred Stock Purchase Agreement dated December 29, 1997, by and among the Company and Amphion Ventures L.P.*

             10.18 --Pledge Agreement dated August 18, 1997, by and among the Company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation.*

             10.19 --Preferred Stock Exchange Agreement dated January 8, 1998, by and among the Company, Antiope Partners L.L.C. and H.T. Ardinger.*

             10.20 --Form of Warrant to purchase shares of the Company's Common Stock issued to Antiope Partners L.L.C. and Amphion Ventures L.P.*

             10.21 --Settlement Agreement dated as of April 20, 1998, by and between the Company and Xerox Corporation.*

             21 --Subsidiaries of the Company. Incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

             23           --Consent and Report Schedule of KPMG Peat Marwick
                          LLP.*

           27 -- Financial Data Schedule. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

Dated: April 22, 1998                 AXCESS INC.



                                      By: /s/ Richard C.E. Morgan
                                         -------------------------------------
                                              Richard C.E. Morgan, Chairman of
                                               the Board and Chief Executive
                                               Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 22, 1998.

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

/s/ E.A. Bourque                                        Director
-------------------------------------------
E. A. Bourque


/s/ Alfred E. Paulekas                                  Director
-------------------------------------------
Alfred E. Paulekas

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

                                            KPMG Peat Marwick LLP

Dallas, Texas
February 20, 1998

                       LASERTECHNICS, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                  1997            1996
                                                              ------------    ------------
                                                                                (NOTE 2)
Current assets:
  Cash and cash equivalents.................................  $  1,687,178    $  1,598,744
  Note receivable from stockholder..........................     1,158,684              --
  Accounts receivable -- trade, less allowance for doubtful
    accounts of $380,911 in 1997 and $357,136 in 1996.......     1,864,270       3,196,943
Inventory (note 14):
  Raw materials.............................................     3,824,932       4,293,978
  Work-in-process...........................................       483,500         551,340
  Finished goods............................................       935,684       1,754,689
                                                              ------------    ------------
                                                                 5,244,116       6,600,007
Prepaid expenses............................................       130,137         230,839
Other.......................................................        50,081          67,606
                                                              ------------    ------------
         Total current assets...............................    10,134,466      11,694,139
                                                              ------------    ------------
Property, plant and equipment, net (note 5).................     2,974,725       3,334,277
Goodwill....................................................        90,473         172,510
Deferred license fee (note 11)..............................     1,400,000       2,100,000
Other assets................................................        85,748         360,931
                                                              ------------    ------------
                                                              $ 14,685,412    $ 17,661,857
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to stockholder (note 8).....................  $  2,931,821    $         --
  Notes payable (note 11)...................................     3,942,495         775,292
  Accounts payable..........................................     1,789,321       1,369,818
  Accrued liabilities (note 7)..............................     2,089,793       2,957,525
  Current portion of capital lease obligations (note 6).....       807,935         225,676
                                                              ------------    ------------
         Total current liabilities..........................    11,561,365       5,328,311
                                                                              ------------
Convertible debentures (note 9).............................            --       2,250,749
Capital lease obligations (note 6)..........................       114,845         927,411
Notes payable, long-term (note 11)..........................       535,205       1,400,000
Other.......................................................         4,694         149,387
                                                              ------------    ------------
         Total liabilities..................................    12,216,109      10,055,858
                                                              ------------    ------------
Stockholders' equity (notes 2, 9, 10, 11 and 12):
Convertible preferred stock, $.01 par; 7,000,000 shares
  authorized in 1997 and 1996:
    Series A: $1.30 stated value; 1,153,846 shares issued
     and outstanding in 1997 and 1996.......................     1,500,000       1,500,000
    Series B: $1.42 stated value; 1,056,338 shares issued
     and outstanding in 1997 and 1996.......................     1,500,000       1,500,000
    Series C: $1.51 stated value; 708,530 shares issued and
     outstanding in 1997 and 1996...........................     1,069,880       1,069,880
    Series D: $10,000 stated value; exchanged for Series F
     in 1997 and 585 in 1996................................            --       6,049,314

    Series G: $10,000 stated value; 789.735 shares
     outstanding in 1997 and none in 1996...................     7,897,353              --
Common stock, $.01 par value; authorized 56,750,000 in 1997
  and 1996; 47,369,216 and 37,133,514 shares issued and
  outstanding in 1997 and 1996..............................       473,692         371,335
Nonvoting convertible common stock; $.01 par value
  Authorized 2,250,000 shares in 1997 and 1996; 2,249,842
  shares issued and outstanding in 1997 and 1996.
  Convertible into common stock on a share-for-share
  basis.....................................................        22,499          22,499
Paid-in capital.............................................    56,696,968      49,891,230
Accumulated deficit.........................................   (66,691,089)    (52,798,259)
                                                              ------------    ------------
         Total stockholders' equity.........................     2,469,303       7,605,999
                                                              ------------    ------------
                                                              $ 14,685,412    $ 17,661,857
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                       LASERTECHNICS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        1997           1996           1995
                                                    ------------   ------------   ------------
                                                                     (NOTE 2)       (NOTE 2)
Sales (notes 4 and 16)............................  $ 11,118,339   $ 17,581,440   $ 13,429,731
Cost of sales.....................................     7,753,037     12,158,111      9,159,393
                                                    ------------   ------------   ------------
          Gross profit............................     3,365,302      5,423,329      4,270,338
Expenses:
Research and development..........................     2,572,848      2,848,767      3,040,830
General and administrative........................     4,921,359      5,151,502      4,460,724
Selling and marketing.............................     6,062,989      5,760,056      4,898,997
Loss on contract settlement and other (Note 14)...            --      1,287,000             --
                                                    ------------   ------------   ------------
          Operating expenses......................    13,557,196     15,047,325     12,400,551
                                                    ------------   ------------   ------------
          Loss from operations....................   (10,191,894)    (9,623,996)    (8,130,213)
Other income (expense):
Interest income...................................        24,646        110,007         32,182
Interest expense..................................    (2,254,887)    (1,910,919)    (2,020,751)
Other.............................................      (398,306)        25,913        (27,682)
                                                    ------------   ------------   ------------
          Net other income (expense)..............    (2,628,547)    (1,774,999)    (2,016,251)
Loss before income taxes..........................   (12,820,441)   (11,398,995)   (10,146,464)
Income taxes (note 15)............................            --             --             --
                                                    ------------   ------------   ------------
          Net loss................................   (12,820,441)   (11,398,995)   (10,146,464)
Preferred stock dividend requirements (Note 10)...    (1,072,389)    (1,865,115)       (73,234)
                                                    ------------   ------------   ------------
          Net loss applicable to common stock.....  $(13,892,830)  $(13,264,110)  $(10,219,698)
                                                    ============   ============   ============
Net loss per common share.........................  $      (0.31)  $      (0.39)  $      (0.37)
                                                    ============   ============   ============
Weighted average shares of common stock
  outstanding during the year.....................    44,684,785     34,339,313     27,511,489
                                                    ============   ============   ============

          See accompanying notes to consolidated financial statements.

                       LASERTECHNICS, INC. & SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                            NONVOTING
                                           CONVERTIBLE                                     CONVERTIBLE
                                         PREFERRED STOCK           COMMON STOCK           COMMON STOCK
                                     -----------------------   ---------------------   -------------------     PAID-IN
                                      SHARES       AMOUNT        SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL
                                     ---------   -----------   ----------   --------   ---------   -------   -----------
Balance at December 31, 1994.......         --   $        --   25,078,779   $250,788     377,684   $3,777    $30,302,473
Exercise of common stock options
  (note 12)........................         --            --      625,712      6,257          --       --        450,593
Detachable warrants issued in
  conjunction with convertible debt
  (note 9).........................         --            --           --         --          --       --        207,000
Stock issued for debt, net of
  unamortized discount and expenses
  (note 8).........................  2,521,363     3,469,880    1,383,632     13,836   1,872,158   18,722      2,804,215
Increasing rate preferred stock
  discount.........................         --      (126,446)          --         --          --       --        126,446
Discount accretion.................         --        73,234           --         --          --       --             --
Conversion feature of debentures
  issued (note 9)..................         --            --           --         --          --       --      1,235,294
Debentures converted, net of
  unamortized discount and expenses
  (note 9).........................         --            --      658,570      6,586          --       --        968,959
Issuance of convertible preferred
  stock (note 10)..................    397,351       600,000           --         --          --       --             --
Exercise of detachable warrants....         --            --      534,105      5,341          --       --        684,659
Foreign currency translation
  adjustment.......................         --            --           --         --          --       --       (109,248)
Net loss...........................         --            --           --         --          --       --             --
                                     ---------   -----------   ----------   --------   ---------   -------   -----------
Balance at December 31, 1995.......  2,918,714     4,016,668   28,280,798    282,808   2,249,842   22,499     36,670,391
Exercise of common stock options
  (note 12)........................         --            --       89,222        893          --       --        109,898
Increasing rate preferred stock
  discount (note 10)...............         --        53,212           --         --          --       --             --
Conversion feature of debentures
  and detachable warrants issued
  (note 9).........................         --            --           --         --          --       --      1,555,981
Conversion feature of Series D
  Preferred Stock (note 10)........         --    (1,198,055)          --         --          --       --      1,198,055
Debentures converted, net of
  expenses (note 9)................         --            --    6,682,561     66,825          --       --      8,796,242
Warrant discount net of related
  debenture conversions (note 9)...         --            --           --         --          --       --         53,792
Issuance of convertible preferred
  stock, net of expenses (note
  10)..............................        835     8,350,000           --         --          --       --       (762,964)
Preferred stock accretion and
  dividends (note 10)..............         --     1,455,721           --         --          --       --             --
Preferred stock converted,
  including related accretion (note
  10)..............................       (250)   (2,558,352)   2,280,933     22,809          --       --      2,535,543
Retirement of treasury stock.......         --            --     (200,000)    (2,000)         --       --       (248,000)
Foreign currency translation
  adjustment.......................         --            --           --         --          --       --        (17,708)
Net loss...........................         --            --           --         --          --       --             --
                                     ---------   -----------   ----------   --------   ---------   -------   -----------
Balance at December 31, 1996.......  2,919,299    10,119,194   37,133,514    371,335   2,249,842   22,499     49,891,230
Exercise of common stock options...         --            --      757,240      7,572          --       --         33,111
Issuance of common stock for
  extension of stockholder notes
  payable (note 8).................         --            --      112,942      1,129          --       --         27,107
Conversion feature of stockholder
  notes payable (note 8)...........         --            --           --         --          --       --        687,833
Conversion feature of debentures
  issued (note 9)..................         --            --           --         --          --       --         88,235
Issuance of common stock in
  connection with stockholder notes
  payable (note 8).................         --            --      734,252      7,343          --       --        383,699
Debentures converted, net of
  expenses (note 9)................         --            --    1,980,901     19,809          --       --      1,013,637
Issuance of Series G preferred
  stock, net of expenses and
  conversion of Series F Preferred
  Stock, including common stock
  issued (note 10).................    801,735     7,980,842           --         --          --       --             --
Issuance of common stock for the
  conversion of Series F to Series
  G Preferred Stock................         --            --      897,353      8,974          --       --        227,851
Preferred stock accretion and
  dividends (note 10)..............         --       231,911           --         --          --       --             --
Preferred stock converted,
  including related accretion (note
  10)..............................       (359)   (3,829,218)   5,753,014     57,530          --       --      3,771,688
Preferred stock redeemed (note
  10)..............................       (133)   (1,350,000)          --         --          --       --             --
Preferred stock converted to debt
  (note 10)........................       (106)   (1,185,496)          --         --          --       --             --
Issuance of warrants in connection
  with the stockholder notes
  payable, standstill agreement and
  December 1997 restructuring
  (notes 8, 9, and 10).............         --            --           --         --          --       --        567,593
Foreign currency translation
  adjustment.......................         --            --           --         --          --       --          4,984
Net loss...........................         --            --           --         --          --       --             --
                                     ---------   -----------   ----------   --------   ---------   -------   -----------
Balance at December 31, 1997.......  2,919,504   $11,967,233   47,369,216   $473,692   2,249,842   $22,499   $56,696,968
                                     =========   ===========   ==========   ========   =========   =======   ===========


                                     ACCUMULATED    TREASURY
                                       DEFICIT        STOCK        TOTAL
                                     ------------   ---------   ------------
Balance at December 31, 1994.......  $(29,314,451)  $(250,000)  $    992,587
Exercise of common stock options
  (note 12)........................           --           --        456,850
Detachable warrants issued in
  conjunction with convertible debt
  (note 9).........................           --           --        207,000
Stock issued for debt, net of
  unamortized discount and expenses
  (note 8).........................           --           --      6,306,653
Increasing rate preferred stock
  discount.........................           --           --             --
Discount accretion.................      (73,234)          --             --
Conversion feature of debentures
  issued (note 9)..................           --           --      1,235,294
Debentures converted, net of
  unamortized discount and expenses
  (note 9).........................           --           --        975,545
Issuance of convertible preferred
  stock (note 10)..................           --           --        600,000
Exercise of detachable warrants....           --           --        690,000
Foreign currency translation
  adjustment.......................           --           --       (109,248)
Net loss...........................  (10,146,464)          --    (10,146,464)
                                     ------------   ---------   ------------
Balance at December 31, 1995.......  (39,534,149)    (250,000)     1,208,217
Exercise of common stock options
  (note 12)........................           --           --        110,791
Increasing rate preferred stock
  discount (note 10)...............           --           --         53,212
Conversion feature of debentures
  and detachable warrants issued
  (note 9).........................           --           --      1,555,981
Conversion feature of Series D
  Preferred Stock (note 10)........           --           --             --
Debentures converted, net of
  expenses (note 9)................           --           --      8,863,067
Warrant discount net of related
  debenture conversions (note 9)...           --           --         53,792
Issuance of convertible preferred
  stock, net of expenses (note
  10)..............................           --           --      7,587,036
Preferred stock accretion and
  dividends (note 10)..............   (1,865,115)          --       (409,394)
Preferred stock converted,
  including related accretion (note
  10)..............................           --           --             --
Retirement of treasury stock.......           --      250,000             --
Foreign currency translation
  adjustment.......................           --           --        (17,708)
Net loss...........................  (11,398,995)          --    (11,398,995)
                                     ------------   ---------   ------------
Balance at December 31, 1996.......  (52,798,259)          --      7,605,999
Exercise of common stock options...           --           --         40,683
Issuance of common stock for
  extension of stockholder notes
  payable (note 8).................           --           --         28,236
Conversion feature of stockholder
  notes payable (note 8)...........           --           --        687,833
Conversion feature of debentures
  issued (note 9)..................           --           --         88,235
Issuance of common stock in
  connection with stockholder notes
  payable (note 8).................           --           --        391,042
Debentures converted, net of
  expenses (note 9)................           --           --      1,033,446
Issuance of Series G preferred
  stock, net of expenses and
  conversion of Series F Preferred
  Stock, including common stock
  issued (note 10).................           --           --      7,980,842
Issuance of common stock for the
  conversion of Series F to Series
  G Preferred Stock................           --           --        236,825
Preferred stock accretion and
  dividends (note 10)..............   (1,072,389)          --       (840,478)
Preferred stock converted,
  including related accretion (note
  10)..............................           --           --             --
Preferred stock redeemed (note
  10)..............................           --           --     (1,350,000)
Preferred stock converted to debt
  (note 10)........................           --           --     (1,185,496)
Issuance of warrants in connection
  with the stockholder notes
  payable, standstill agreement and
  December 1997 restructuring
  (notes 8, 9, and 10).............           --           --        567,593
Foreign currency translation
  adjustment.......................           --           --          4,984
Net loss...........................  (12,820,441)          --    (12,820,441)
                                     ------------   ---------   ------------
Balance at December 31, 1997.......  $(66,691,089)  $      --   $  2,469,303
                                     ============   =========   ============


          See accompanying notes to consolidated financial statements.

                       LASERTECHNICS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                 1997            1996            1995
                                                             ------------    ------------    ------------
                                                                               (NOTE 2)        (NOTE 2)

Cash flows from operating activities:
  Net loss.................................................  $(12,820,441)   $(11,398,995)   $(10,146,464)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization............................     1,126,870         725,859         514,988
    Provision for losses on accounts receivable............     1,058,572         248,489         115,375
    Provision for product warranty reserve.................       382,795         639,606         338,250
    Amortization of discount and issuance costs and other
      non-cash interest and dividends......................     1,553,934       1,259,621       1,726,193
    Accrued interest not paid..............................            --         514,163              --
  (Increase) decrease in:
    Accounts receivable, trade.............................       274,101         628,243      (1,165,875)
    Inventory..............................................     1,577,165      (2,187,157)     (1,616,559)
    Prepaid expenses.......................................       100,702        (775,350)        104,779
    Other current assets...................................        17,525      (1,280,821)        163,769
    Accounts payable.......................................       419,503      (2,087,326)        (42,450)
    Accrued expenses.......................................      (842,060)       (598,871)       (890,512)
    Other..................................................       205,571         608,912              --
         Net cash used by operating activities                 (6,945,763)    (13,703,627)    (10,898,506)
Cash flows from investing activities -- Capital
  expenditures.............................................      (206,555)       (783,794)       (995,518)
Cash flows from financing activities:
    Borrowings under financing agreements..................     7,158,808       3,800,000       7,329,906
    Principal payments on financing agreements.............            --      (2,200,000)     (2,969,452)
    Proceeds from issuance of convertible debentures.......       500,000       5,500,000       7,000,000
    Convertible debenture issuance costs...................            --        (385,000)       (520,000)
    Principal payments on capital lease obligations........      (230,307)       (219,018)       (164,860)
    Net proceeds from issuance of preferred and common
      stock................................................     1,952,525       7,697,826       1,683,729
    Redemption of preferred stock..........................    (1,350,000)             --              --
    Redemption of convertible debentures...................      (650,000)             --              --
    Other..................................................      (140,274)             --              --
                                                             ------------    ------------    ------------
         Net cash provided by financing activities.........     7,240,752      14,193,808      12,359,323
         Net increase (decrease) in cash and cash
           equivalents.....................................        88,434        (293,613)        465,299
Cash and cash equivalents at beginning of year.............  $  1,598,744    $  1,892,357    $  1,427,058
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of year...................  $  1,687,178    $  1,598,744    $  1,892,357
                                                             ============    ============    ============
Supplemental information:
  Cash paid during the year for interest...................         2,031         151,354         173,619
                                                             ============    ============    ============
  Conversions to common stock (notes 8, 9 and 10):
         Debentures........................................     1,000,000       9,225,000       1,025,000
         Notes payable, net of expenses....................            --              --       5,953,773
         Accrued interest..................................        33,446         483,435         373,222
         Preferred stock...................................     3,829,218              --              --
  Convertible preferred stock accretion (note 10)..........       231,911         257,666              --
                                                             ============    ============    ============
  Detachable warrants issued in conjunction with
    convertible debt and preferred stock
    (notes 8, 9 and 10)....................................       567,593         462,000         207,000
                                                             ============    ============    ============
  Conversion feature of debentures and stockholder notes
    payable issued (notes 8 and 9).........................       776,068       1,555,981       1,235,294
                                                             ============    ============    ============
  Common stock issued in connection with stockholder notes
    payable and preferred stock (notes 8 and 10)...........       656,103              --              --
                                                             ============    ============    ============
  Preferred stock converted to notes payable (note 10).....     1,185,496              --              --
                                                             ============    ============    ============
  Debentures and accrued interest converted to short- and
    long-term note payable (note 9)........................     1,035,205              --              --
                                                             ============    ============    ============
  Borrowings under capital lease obligations...............            --         194,064              --
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

  (f) Income Taxes

     The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to

                      LASERTECHNICS, INC. AND SUBSIDIARIES
be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

                      LASERTECHNICS, INC. AND SUBSIDIARIES

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

     As a result of the aforementioned restatement, amounts were adjusted as follows:

                                                           YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,
                                                              1996            1995
                                                          ------------    ------------
Interest expense, as previously reported................  $  1,541,001    $    968,790
Adjustment..............................................       369,918       1,051,961
                                                          ------------    ------------
Restated interest expense...............................     1,910,919       2,020,751
                                                          ============    ============
Restated net loss.......................................   (11,398,995)    (10,146,464)
Dividends, as previously reported.......................      (667,060)        (73,234)
Adjustment..............................................    (1,198,055)             --
                                                          ------------    ------------
Restated net loss attributable to common stockholders...   (13,264,110)    (10,219,698)
                                                          ============    ============
Basic and diluted loss per share, as previously
  reported..............................................         (0.34)          (0.33)
Restated basic and diluted loss per share...............         (0.39)          (0.37)

                      LASERTECHNICS, INC. AND SUBSIDIARIES

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

                      LASERTECHNICS, INC. AND SUBSIDIARIES

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                    AMORTIZATION/
                                                     DEPRECIATION
                                                        PERIOD           1997           1996
                                                    --------------    -----------    -----------
Property, plant and equipment under capital lease:
  Land (note 6)...................................                    $   336,396    $   336,396
  Building........................................      Lease term        923,550        923,550
  Machinery and equipment.........................      Lease term        127,411        127,411
  Research equipment..............................      Lease term         21,339         21,339
  Furniture and fixtures..........................      Lease term        530,913        530,913
                                                                      -----------    -----------
                                                                        1,939,609      1,939,609
Accumulated amortization..........................                       (695,084)      (648,131)
                                                                      -----------    -----------
  Property, plant and equipment under capital
     leases, net..................................                      1,244,525      1,291,478
                                                                      -----------    -----------
Other property, plant and equipment:
  Building........................................  14 to 45 years        311,955        311,955
  Leasehold improvements..........................      Lease term        158,311        165,679
  Machinery and equipment.........................    5 to 8 years      1,543,854      1,285,025
  Demonstration equipment.........................    2 to 3 years        830,258        933,363
  Research equipment..............................         3 years        179,796        136,005
  Furniture and fixtures..........................         5 years        657,963        781,851
                                                                      -----------    -----------
                                                                        3,682,137      3,613,878
                                                                      -----------    -----------
Accumulated depreciation and amortization.........                     (1,951,937)    (1,571,079)
                                                                      -----------    -----------
Other property, plant and equipment, net..........                      1,730,200      2,042,799
                                                                      -----------    -----------
     Total property, plant and equipment, net.....                    $ 2,974,725    $ 3,334,277
                                                                      ===========    ===========

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

                      LASERTECHNICS, INC. AND SUBSIDIARIES

     Capital lease obligations are as follows:

                                                                1997         1996
                                                              --------    ----------
City of Albuquerque, New Mexico, due monthly (approximately
  $17,589 to maturity) including interest at 75% of the
  prime rate of Chase Manhattan Bank (6.38% at December 31,
  1997) but not less than 8% nor more than 14%, maturing
  September 2001............................................  $807,935    $  955,852
Other capital leases, due $6,601 monthly, with maturity
  dates through June 2002, including interest ranging from
  15.15% to 19.4%...........................................   114,845       197,235
                                                              --------    ----------
Total capital lease obligations.............................   922,780     1,153,087
Less:
  Current portion of capital leases.........................   807,935       225,676
                                                              --------    ----------
                                                              $114,845    $  927,411
                                                              ========    ==========

     The annual aggregate lease payments under capital leases, assuming no acceleration of lease payments due to the covenant violations discussed above, are as follows:

YEAR ENDING DECEMBER 31
-----------------------
        1998..................................................................  $  287,215
        1999..................................................................     257,879
        2000..................................................................     238,853
        2001..................................................................     229,829
        2002..................................................................      73,270
                                                                                ----------
                                                                                 1,087,046
        Less amount representing interest.....................................    (164,266)
                                                                                ----------
                                                                                $  922,780
                                                                                ==========

(7) ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31, 1997 and 1996:

                                                                 1997          1996
                                                              ----------    ----------
Customer advances...........................................  $    6,489    $  436,249
Commissions payable.........................................      33,970        65,249
Product warranty reserve....................................     645,055       516,783
Accrued payroll and payroll taxes...........................     167,415       265,928
Accrued vacation............................................     108,617       163,935
Preferred stock dividends...................................      60,916       356,182
Other.......................................................     812,139     1,153,199
Interest payable............................................     255,192            --
                                                              ----------    ----------
                                                              $2,089,793    $2,957,525
                                                              ==========    ==========

(8) NOTES PAYABLE TO STOCKHOLDERS

     During the first quarter of 1997, the Company obtained a commitment for a working capital bridge loan of up to $1,000,000 from Antiope Partners L.L.C. (formerly Wolfensohn Partners L.P.) ("Antiope Partners"). The Company made draws of $1,000,000 under this agreement during the first and second quarters of 1997. Borrowings bore interest at 12% and were due on demand. The borrowings were ultimately convertible into the Company's voting common stock. In June 1997, borrowings under this agreement were

                      LASERTECHNICS, INC. AND SUBSIDIARIES
converted into an advance under the terms of a new bridge loan financing provided to the Company by Antiope Partners and J.P. Morgan Investment Corporation ("JPMIC") pursuant to a note purchase agreement dated June 25, 1997 (the "Note Purchase Agreement"). The Note Purchase Agreement provided the Company with additional bridge financing up to a total of $3,000,000, to be funded 60% by Antiope Partners and 40% by JPMIC. Under the Note Purchase Agreement, the Company received additional fundings of $2,000,000 by September 1997. The Note Purchase Agreement provided for an interest rate of 10% per annum for advances by Antiope Partners and 6.64% per annum for advances by JPMIC, with a final maturity of December 31, 1997. In connection with the advances, the Company issued to Antiope Partners and JPMIC an aggregate of 308,571 restricted shares of the Company's common stock and warrants to purchase 600,000 shares of the Company's common stock with a strike price of $0.70. In connection with the restricted shares and warrants, the Company recorded a discount to equity of approximately $287,000 ($91,000 for the warrants and $196,000 for the common stock). Further, advances under the Note Purchase Agreement were convertible into convertible debentures with terms similar to the currently outstanding convertible debentures (see note 9), which were ultimately convertible into common stock at a discount. The Company recorded a discount to equity of approximately $688,000 for the intrinsic value of the beneficial conversion feature. The discount attributable to the restricted shares, warrants and conversion feature was fully accreted to interest expense during 1997. Advances under the Note Purchase Agreement are secured by a pledge of all the capital stock of the Company's LMC subsidiary held by the Company.

     In December 1997, JPMIC, Antiope Partners and Amphion Ventures L.P. ("Amphion"), an affiliate of Antiope Partners, extended the maturity of the Note Purchase Agreement to December 31, 1998 in exchange for 112,942 restricted shares of the Company's common stock and warrants to purchase 600,000 shares of common stock at an exercise price of $0.25. The Company recorded a debt discount of approximately $88,000 ($60,000 for warrants and $28,000 for the common stock) representing the estimated fair value of the warrants and restricted stock provided under this arrangement. The debt discount will be accreted to interest expense through the extended maturity date of December 31, 1998.

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

     In 1994 and 1995, the Company borrowed $8,900,000 from JPMIC and Amphion under notes payable which bore interest at 12% and were due on demand, or if no demand was made, principal and interest became due at various dates in 1996. Of the total amount borrowed, $6,210,000 plus accrued interest was converted into a combination of common, nonvoting common and preferred stock. In conjunction with these borrowings, Wolfensohn received detachable warrants to purchase 534,105 shares of Common Stock. The warrants were fully exercised in 1995 at an aggregate price of $690,000, and an exercise price ranging from $1.01 to $1.76 per share. The value allocated to the warrants, $207,000, was reflected as a discount on the convertible promissory

                      LASERTECHNICS, INC. AND SUBSIDIARIES
notes and was being amortized ratably over the one year stated term of the notes. Amphion converted its debt during 1995, and the unamortized portion of the discount was netted against additional paid-in capital as of the date of conversion.

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

     In March 1996, the Company completed a $5,500,000 private placement of 10 percent convertible subordinated debentures maturing March 1, 1999 (the "1996 Debentures"). The 1996 Debentures, plus accrued interest, were convertible into the Company's unregistered common stock at the option of the holder as follows:
(a) between March 13, 1996 and May 11, 1996 at the fixed exercise price of $2.00 per share and (b) at the lesser of $2.00 per share or 85 percent of the average five day closing bid price of the Common Stock prior to conversion for up to one-fourth of the 1996 Debentures purchased beginning on each of these dates in 1996: May 12, June 11, July 11, and August 10. The Company had the right to convert the 1996 Debentures at its own election at any time after March 1, 1997 utilizing the formula described above. The Company also has the right to redeem the 1996 Debentures for cash upon notice of conversion by a holder or at any time after March 1, 1997. The Common Stock issued upon conversion has registration rights under certain circumstances. In connection with the 1996 Debentures, five year warrants to purchase 192,500 shares of Common Stock at $2.20 per share were issued to the placement agent for the offering as part of the placement fee. In addition, five year warrants to purchase 550,000 shares of Common Stock at $2.00 per share were issued with the 1996 Debentures. The Company recorded a debt discount of approximately $950,000 representing the intrinsic value of the beneficial conversion feature of the 1996 Debentures and approximately $606,000 for the estimated fair value of the 550,000 related detachable warrants to purchase Common Stock. The consolidated financial statements have been restated to reflect the accretion of the beneficial conversion feature from issuance in March 1996 to the date of first available conversion of all of the debentures (see note 2). The discount related to the detachable warrants was being amortized ratably as an interest rate

                      LASERTECHNICS, INC. AND SUBSIDIARIES
adjustment over the life of the 1996 Debentures or until conversion. All outstanding 1996 Debentures were to be automatically converted into Common Stock prior to maturity. During 1996, $3,250,000 face amount of the 1996 Debentures plus $127,612 of accrued interest were converted into 2,392,061 shares of Common Stock.

     During 1997, $1,000,000 face amount of the 1996 Debentures plus $181,239 accrued interest were converted into 1,980,901 shares of the Company's common stock. Additionally, in May 1997, the Company redeemed $600,000 principal of its March 1996 Debentures with the proceeds from the private placement of $500,000 principal amount of the Series B 10% Convertible Debenture due March 1999 (the "Series B Debenture") with substantially identical terms as the 1996 Debentures and $100,000 in proceeds from the private placement of $500,000 of Series E convertible preferred stock (see note 10). The Company recorded a debt discount of approximately $88,000 representing the intrinsic value of the beneficial conversion feature of the Series B Debenture. The discount was fully accreted to interest expense during 1997. The Company redeemed an additional $50,000 face amount of the 1996 Debentures during 1997.

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

(10) PREFERRED STOCK

  Series D Preferred Stock

     In July 1996, the Company completed an $8,350,000 private placement of 835 shares of a new class of preferred stock, Series D Convertible Preferred Stock, par value $.01 per share ("Series D Preferred Stock"). Shares of Series D Preferred Stock was convertible into Common Stock in increments of up to 1/3 of Series D Preferred Stock purchased at the lesser of (i) $2.1406 per share or
(ii) (a) the average closing bid price of the Common Stock for the ten trading days immediately prior to the conversion date multiplied by (b) a percentage which is 90 percent from October 1, 1996 through November 29, 1996, 87.5 percent from November 30, 1996 through January 28, 1997, and 85 percent thereafter. The Company assigned a value of approximately $1,198,000 to the beneficial conversion feature of the Series D Preferred Stock, which has been included as a preferred stock dividend for purposes of calculating loss applicable to common stockholders for the year ended December 31, 1996 in the accompanying consolidated financial statements. See note 2. The Series D Preferred Stock did not accrue dividends; however, each share possessed an 8 percent per annum accretion rate prior to conversion which was payable in Common Stock upon conversion or redemption at the conversion price then in effect. Any shares of Series D Preferred Stock outstanding on August 2, 1999 were to

                      LASERTECHNICS, INC. AND SUBSIDIARIES
be subject to automatic conversion at the conversion rate then in effect. The Company effected a Registration Statement on Form S-3 (Registration No. 333-10665), which registers up to 6,000,000 shares of Common Stock to be offered by the holders of Series D Preferred Stock upon such holders' conversion of such Series D Preferred Stock into Common Stock.

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

     Additionally, in connection with the December 1997 Restructuring, $980,000 face amount of Series F Preferred Stock plus $112,768 in accrued dividends were converted into a short-term note payable due in two installments in January and September 1998. The remaining $75,000 face amount of Series F Preferred Stock

                      LASERTECHNICS, INC. AND SUBSIDIARIES
was converted into a 12% short-term note payable, with accrued interest at December 31, 1997 of $17,759. In connection with these conversions, the Company issued to the holders warrants to purchase 840,000 shares of the Company's common stock at an exercise price of $0.50. The Company recorded a debt discount of approximately $70,000 representing the estimated fair value of the warrants provided for under this arrangement. This conversion inducement has been accounted for as a stock dividend to the Series F Preferred Stockholders.

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

(11) NOTES PAYABLE


     On December 27, 1996, Sandia signed a $2,100,000 note payable to Xerox Corporation ("Xerox") in connection with a license agreement for certain technology. Initially, one-third of the note principal plus accrued interest was due on December 15 of 1997, 1998 and 1999. The Company and Xerox have held settlement discussions during the first quarter of 1998 in an effort to amicably resolve their dispute. However, there can be no assurances that the Company will prevail in any action or proceeding arising in connection with its dispute with Xerox, or that an amicable resolution of such dispute would be possible. (See note 18). Accordingly, the outstanding balance of $2,100,000 has been classified as a current liability in the accompanying consolidated balance sheet.


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

                      LASERTECHNICS, INC. AND SUBSIDIARIES

     The remaining balance in notes payable at December 31, 1997 includes short term notes payable totaling $1,767,767 and long-term notes payable of $535,205 related to the December 1997 Restructuring transactions discussed at notes 9 and 10 and other, as follows:

Note payable issued to 1996 Debenture holder................  $  600,000
Notes payable issued to Series F Preferred stockholders.....   1,167,767
Xerox note payable..........................................   2,100,000
Other notes payable.........................................      74,728
                                                              ----------
          Total short-term notes payable....................  $3,942,495
                                                              ==========
Long-term note payable issued to Series B debenture
  holder....................................................  $  535,205
                                                              ==========

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

                                               1997            1996            1995
                                           ------------    ------------    ------------
Net loss applicable to common stock
  As reported (as restated -- see note
     2)..................................  $(13,892,830)   $(13,264,110)   $(10,219,698)
  Pro forma..............................   (14,140,970)    (13,359,439)    (10,268,031)
Basic and diluted net loss per common
  share
  As reported (as restated -- see note
     2)..................................  $      (0.31)   $      (0.39)   $      (0.37)
  Pro forma..............................         (0.32)          (0.34)          (0.33)

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

                      LASERTECHNICS, INC. AND SUBSIDIARIES

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

                                                                        WEIGHTED AVERAGE
                  LASERTECHNICS, INC.                       SHARES       EXERCISE PRICE
                  -------------------                     ----------    ----------------
Balance outstanding at December 31, 1994................   2,624,743         $0.69
  Granted...............................................     127,587          1.42
  Exercised.............................................    (627,212)         0.73
  Forfeited.............................................  (1,417,956)         0.50
                                                          ----------         -----
Balance outstanding at December 31, 1995................     707,162          1.19
  Granted...............................................      70,000          1.80
  Exercised.............................................     (69,228)         1.06
  Forfeited.............................................     (92,374)         1.07
                                                          ----------         -----
Balance outstanding at December 31, 1996................     615,560          1.29
  Granted...............................................          --            --
  Exercised.............................................          --            --
  Forfeited.............................................     (61,595)         1.36
                                                          ----------         -----
Balance outstanding at December 31, 1997................     553,965         $1.29
                                                          ==========         =====

     At December 31, 1997, 1996, and 1995, there were 518,965, 528,060 and
647,245 Lasertechnics, Inc. options exercisable, respectively. Weighted-average fair values of Lasertechnics, Inc. options granted during the year ended December 31, 1996 and 1995 were $1.60 and $1.20 per share, respectively.

                                                                        WEIGHTED AVERAGE
                      SUBSIDIARIES                          SHARES       EXERCISE PRICE
                      ------------                         ---------    ----------------
Balance outstanding at December 31, 1994.................    227,500         $0.09
  Granted................................................     40,000          0.50
  Exercised..............................................    (45,000)         0.01
  Forfeited..............................................    (45,000)         0.06
                                                           ---------         -----
Balance outstanding at December 31, 1995.................    177,500          0.20
  Granted................................................  1,260,675          0.97
  Exercised..............................................    (10,000)         0.01
  Forfeited..............................................   (153,000)         0.93
                                                           ---------         -----
Balance outstanding at December 31, 1996.................  1,275,175          0.88
  Granted................................................    515,000          1.00
  Exercised..............................................    (10,000)         0.01
  Forfeited..............................................   (455,100)         0.96
                                                           ---------         -----
Balance outstanding at December 31, 1997.................  1,325,075         $0.90
                                                           =========         =====

                      LASERTECHNICS, INC. AND SUBSIDIARIES

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

                                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                           ------------------------------------   ----------------------
                                                          WT. AVE.
                                             NUMBER       REMAINING    WT. AVE.     NUMBER      WT. AVE.
                 RANGE OF                  OUTSTANDING   CONTRACTUAL   EXERCISE   OUTSTANDING   EXERCISE
             EXERCISE PRICES               AT 12/31/97   LIFE/YEARS     PRICE     AT 12/31/97    PRICE
             ---------------               -----------   -----------   --------   -----------   --------
Lasertechnics, Inc.
  $0.66 to $0.66..........................     93,066        3.0        $0.66        93,066      $0.66
  $1.00 to $1.29..........................     67,375        5.8         1.04        67,375       1.04
  $1.22 to $1.81..........................    322,624        1.3         1.44       310,124       1.42
  $1.58 to $1.79..........................     70,900        7.8         1.64        48,400       1.63
                                            ---------                               -------
  $0.66 to $1.81..........................    553,965        3.0         1.29       518,965       1.25
                                            =========                               =======
Subsidiaries
  $0.01 to $0.01..........................     75,000        0.9        $0.01        75,000      $0.01
  $1.50 to $1.00..........................  1,250,075        8.9         0.95       319,087       0.89
                                            ---------                               -------
  $0.01 to $1.00..........................  1,325,075        8.4         0.90       394,087       0.72
                                            =========                               =======
Consolidated
  $0.01 to $1.81..........................  1,879,040        6.8        $1.01       913,052      $1.02
                                            =========                               =======

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

                      LASERTECHNICS, INC. AND SUBSIDIARIES

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

                      LASERTECHNICS, INC. AND SUBSIDIARIES

(16) SEGMENT INFORMATION

     Export sales totaled approximately $4,431,054, $9,409,624 and $5,333,443 in 1997, 1996 and 1995, respectively. Such export sales were to the following geographic regions:

                                                    1997          1996          1995
                                                 ----------    ----------    ----------
Europe.........................................  $  870,328    $1,692,523    $1,980,847
Asia-Pacific...................................   3,045,781     7,437,154     3,256,877
Other..........................................     514,945       279,947        95,719
                                                 ----------    ----------    ----------
                                                 $4,431,054    $9,409,624    $5,333,443
                                                 ==========    ==========    ==========

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

                                           IMAGING          MARKING        CONSOLIDATED
                                          (SANDIA)           (LMC)           COMPANY
                                         -----------      -----------      ------------
1997:
  Sales................................  $ 4,353,318(a)   $ 6,765,021(b)   $ 11,118,339
  Loss from operations.................   (8,383,449)      (1,808,445)      (10,191,894)
  Identifiable assets(c)...............    8,934,768        5,750,644        14,685,412
  Capital expenditures.................      178,212         (109,953)           68,259
  Depreciation.........................      417,489           92,359           509,848
1996:
  Sales................................  $ 8,197,639(a)   $ 9,383,801(b)   $ 17,581,440
  Loss from operations.................   (8,642,620)        (981,376)       (9,623,996)
  Identifiable assets(c)...............    9,941,186        7,720,671        17,661,857
  Capital expenditures.................      654,832          128,962           783,794
  Depreciation.........................      459,860          265,999           725,859
1995:
  Sales................................  $ 3,121,577      $10,308,154      $ 13,429,731
  Loss from operations.................   (7,934,839)        (195,374)       (8,130,213)
  Identifiable assets(c)...............    5,844,770        8,797,832        14,642,602
  Capital expenditures.................      640,528          354,990           995,518
  Depreciation.........................      133,991          218,466           352,457

---------------

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

                      LASERTECHNICS, INC. AND SUBSIDIARIES

(c) Identifiable assets by business segment are those assets used in the Company's operations in each segment.

      GEOGRAPHIC SEGMENTS

          The Company operates primarily in the United States and France. Operating results and other financial data are presented in the information which follows for the principal geographic segments of the Company.

                                      UNITED                          INTERCOMPANY
                                     STATES(G)         FRANCE         ACTIVITY(F)    CONSOLIDATED
                                    -----------      -----------      ------------   ------------
   1997:
     Sales........................  $10,953,416      $ 1,720,205      $(1,555,282)   $11,118,339
     Loss from operations.........   (8,291,174)      (1,674,849)                       (225,871)
     Identifiable assets(e).......   15,103,387        1,486,049       (1,904,024)    14,685,412
   1996:
     Sales........................  $18,320,335(a)   $ 7,143,779(b)   $(7,882,674)   $17,581,440
     Loss from operations.........   (6,989,549)      (1,927,536)        (706,911)    (9,623,996)
     Identifiable assets(e).......   17,470,744        2,535,828       (2,344,715)    17,661,857
   1995:
     Sales........................  $11,730,377(a)   $ 2,549,943         (850,589)    13,429,731
     Loss from operations.........   (6,565,747)      (1,557,388)          (7,078)    (8,130,213)
     Identifiable assets(e).......   12,356,388        2,520,500         (234,286)    14,642,602

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

                      LASERTECHNICS, INC. AND SUBSIDIARIES

(17) QUARTERLY FINANCIAL DATA (UNAUDITED -- AS RESTATED (NOTE 2))


                                                       QUARTER ENDED
                                   ------------------------------------------------------
                                    MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                   -----------   -----------   ------------   -----------
1997:
  Net revenues...................  $ 4,589,787   $ 2,591,537   $ 1,982,489    $ 1,954,526
  Operating income (loss)........  $(1,297,126)  $(2,202,775)  $(3,925,433)    (2,766,560)
  Net loss applicable to common
     stock.......................  $(1,630,226)  $(3,094,533)  $(4,459,747)   $(4,708,324)
  Basic and diluted net loss per
     share.......................  $     (0.04)  $     (0.07)  $     (0.10)   $     (0.10)
1996:
  Net revenues...................  $ 4,111,701   $ 3,454,222   $ 7,252,217    $ 2,763,300
  Operating income (loss)........  $(1,750,246)  $(3,230,530)  $(2,100,109)   $(2,543,111)
  Net loss applicable to common
     stock.......................  $(2,144,870)  $(4,406,255)  $(3,234,236)   $(3,478,749)
  Basic and diluted net loss per
     share.......................  $     (0.07)  $     (0.13)  $     (0.09)   $     (0.10)
1995:
  Net revenues...................  $ 3,266,475   $ 3,496,314   $ 3,181,409    $ 3,485,533
  Operating income (loss)........  $(1,652,719)  $(2,311,655)  $(1,613,883)   $(2,551,956)
  Net loss applicable to common
     stock.......................  $(1,775,527)  $(2,575,240)  $(1,866,174)   $(4,002,757)
  Basic and diluted net loss per
     share.......................  $     (0.07)  $     (0.10)  $     (0.07)   $     (0.15)



(18) SUBSEQUENT EVENTS (UNAUDITED)



     (a) Nasdaq Listing.



          In August 1997, the Securities and Exchange Commission approved certain changes to the continued listing requirements of the Nasdaq SmallCap Market. Two such rule changes, which became effective February 22, 1998, require an issuer to maintain a minimum bid price of $1 per share for its listed securities and to maintain a minimum of $2 million in net tangible assets. A special stockholders' meeting was held on March 31, 1998, at which time the stockholders approved, among other things, a 1-for-20 reverse split. As of April 2, 1998, the first full trading day after the Company gave notice to Nasdaq that the reverse stock split was approved by its stockholders, the closing bid price of the Common Stock was $5.00 per share, which is in excess of the minimum bid price of $1.00 per share established by the new Nasdaq listing requirements. Further, by letter dated April 15, 1998, Nasdaq advised the Company that it was in compliance with the new Nasdaq listing requirements and approved the Company's continued listing on Nasdaq. Subsequent to December 31, 1997, Antiope and Amphion purchased $1.9 million in Series G Preferred Stock. Additionally, Amphion committed to purchase up to an additional $5.5 million of Series G or certain other new preferred stock to fund the Company's operations and provide for the continued maintenance of the Company's net tangible assets above the Nasdaq minimum requirement. As of February 28, 1998, the Company's net tangible assets were in excess of the $2 million Nasdaq requirement. While management believes that the Company will be able to preserve the listing of the Common Stock on the Nasdaq SmallCap Market, there can be no assurance that the Company will be able to do so.

                      LASERTECHNICS, INC. AND SUBSIDIARIES

     (b) Name Change.



          At a special meeting of stockholders held on March 31, 1998, the stockholders approved a proposal to amend the Company's Certificate of Incorporation to change the Company's name to AXCESS Inc. Further, in connection with the name change, the Company changed its trading symbol on the Nasdaq SmallCap Market to "AXSI."



     (c) Xerox Settlement.



          The Company and Xerox have entered into a settlement agreement pursuant to which the Company has agreed to pay Xerox $1.47 million of a license fee for certain technology and issue Xerox 120,000 (post reverse split) shares of Common Stock. Xerox has agreed not to sell any of these shares until December 1999, at which time shares may be subject to certain limitations. The Company will fund the payment to Xerox from proceeds received from Amphion Ventures under the terms of a two-year loan which bears interest at the rate of 10% per annum. In addition, Amphion Ventures will receive, as a loan origination fee, (i) 15,120 shares of restricted Common Stock and (ii) 3-year warrants to purchase 14,700 shares of Common Stock with an exercise price of $5.00 per share.

                                                                     SCHEDULE II

                      LASERTECHNICS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             ADDITIONS
                                                BALANCE AT   CHARGED TO                   BALANCE AT
                                                BEGINNING    COSTS AND                      END OF
                 DESCRIPTION                    OF PERIOD     EXPENSES    DEDUCTIONS        PERIOD
                 -----------                    ----------   ----------   -----------     ----------
For the year ended December 31, 1997:
  Reserves and allowance deducted from asset
     accounts-allowance for doubtful
     accounts.................................   $357,136    $1,058,572   $(1,034,797)(a)  $380,911
                                                 ========    ==========   ===========      ========
  Product Warranty Reserve....................   $516,783    $  382,795   $  (254,523)(b)  $645,055
                                                 ========    ==========   ===========      ========
For the year ended December 31, 1996:
  Reserves and allowance deducted from asset
     accounts-allowance for doubtful
     accounts.................................   $278,263    $  248,489   $  (169,616)(a)  $357,136
                                                 ========    ==========   ===========      ========
  Product Warranty Reserve....................   $256,003    $  639,606   $  (378,826)(b)  $516,783
                                                 ========    ==========   ===========      ========
For the year ended December 31, 1995:
  Reserves and allowance deducted from asset
     accounts-allowance for doubtful
     accounts.................................   $170,010    $  115,375   $    (7,122)(a)  $278,263
                                                 ========    ==========   ===========      ========
  Product Warranty Reserve....................   $261,138    $  338,250   $  (343,858)(b)  $256,003
                                                 ========    ==========   ===========      ========

---------------

(a)  Charge-Offs

(b)  Actual costs incurred

                               INDEX TO EXHIBITS

         EXHIBIT NO.                       DESCRIPTION
         ----------                        -----------

             3.1          --Certificate of Incorporation of the Company.
                          Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 2-80946).

             3.2 --By-laws of AXCESS. Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 2-80946).

             3.3 --First Amendment to Certificate of Incorporation of AXCESS dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

             3.4 --Second Amendment to Certificate of Incorporation of AXCESS, dated May 27, 1987. Incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

             3.5 --Third Amendment to Certificate of Incorporation of AXCESS, dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-10665).

             3.6 --Fourth Amendment to Certificate of Incorporation of AXCESS, dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-10665).

             3.7 --Fifth Amendment to Certificate of Incorporation of AXCESS, dated June 17, 1996. Incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (Registration No. 333-10665).

             3.8 --Sixth Amendment to Certificate of Incorporation of AXCESS dated March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated April 13, 1998.

             3.9 --Seventh Amendment to Certificate of Incorporation of AXCESS dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated April 13, 1998.

             3.10 --Eighth Amendment to Certificate of Incorporation of AXCESS dated April 9, 1998. Incorporated herein by reference to Exhibit 99.3 to the Company's Report on Form 8-K dated April 13, 1998.

             4.1 --Certificate of Designation of the Company's Series A, B and C Preferred Stock, dated December 27, 1995. Incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 (Registration No. 333-10665).

             4.2 --Certificate of Designation of the Company's Series D Preferred Stock. Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996.

             4.3 --Certificate of Designation of the Company's Series E Preferred Stock. Incorporated by reference to Exhibit
                          4.3 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             4.4 --Certificate of Designation of the Company's Series F Preferred Stock and Certificate of Correction. Incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             4.5          --Certificate of Designation of the Company's Series
                          G Preferred Stock. Incorporated herein by reference to
                          Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


             10.1 --License agreement, dated June 30, 1988, between the Company and Patlex Corporation. Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1988.

             10.2 --Employment agreement dated August 31, 1989, between Louis F. Bieck, Jr. and AXCESS Inc. as amended. Incorporated herein by reference to Exhibit 10.17 the Company's Form 10-KSB for the year ended December 31, 1990.

             10.3 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit
                          10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1991.

             10.4 --Purchase Agreement between Sandia Europe and Jean-Luc Poutchnine, Alain Quilleau and Philippe Bonnevie, dated March 4, 1994. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.5 --Letter confirming sale of shares of AXCESS Common Stock to Singapore Precision Industries PTE LTD, dated May 12, 1994. Incorporated herein by reference to
                          Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.6 --Advisory and investment banking services agreement between AXCESS and Wolfensohn International, Inc., dated May 19, 1993. Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.7 --Purchase of Common Stock and Convertible Note Agreement between the Company and J.P. Morgan Investment Corporation, dated July 8, 1994.

                          Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.8 --OEM License Agreement between Sandia and Xerox Corporation, dated January 6, 1995. Incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.9 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 19, 1994. Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.10 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 31, 1994. Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

             10.11 --Amendment to the OEM License Agreement between Sandia and Xerox Corporation, dated December 27, 1996. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

             10.12 --Demand Promissory Note issued to Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.13 --Warrant to purchase shares of the Company's Common Stock issued to Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit
                          10.14 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.14 --Note Purchase Agreement dated June 25, 1997, by and among AXCESS, J.P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

             10.15 --Intellectual Property Transfer Agreement dated January 8, 1998, by and between XL Vision, Inc. and Sandia Imaging Systems Corporation. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

             10.16 --Amendment to Notes and Note Purchase Agreement dated December 31, 1997, by and among the Company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation.*

             10.17 --Series G Preferred Stock Purchase Agreement dated December 29, 1997, by and among the Company and Amphion Ventures L.P.*

             10.18 --Pledge Agreement dated August 18, 1997, by and among the Company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation.*

             10.19 --Preferred Stock Exchange Agreement dated January 8, 1998, by and among the Company, Antiope Partners L.L.C. and H.T. Ardinger.*

             10.20 --Form of Warrant to purchase shares of the Company's Common Stock issued to Antiope Partners L.L.C. and Amphion Ventures L.P.*

             10.21 --Settlement Agreement dated as of April 20, 1998, by and between the Company and Xerox Corporation.*

             21 --Subsidiaries of the Company. Incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

             23           --Consent and Report Schedule of KPMG Peat Marwick
                          LLP.*

           27 -- Financial Data Schedule. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

    ------------------

    *Filed herewith.