Form 10QSB
period 1998-03-31
AXCESS INC/TX
filed 1998-05-15
CIK 710597

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934 FOR

         THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________________ TO _______________.


                         Commission File Number: 0-11933

                                   AXCESS INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           85-0294536
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


3208 COMMANDER DRIVE, CARROLLTON, TEXAS                           75006
---------------------------------------                           -----
(Address of principal executive offices)                        (Zip Code)


                                 (972) 407-6080
                                 --------------
              (Registrant's telephone number, including area code)

                               LASERTECHNICS, INC.
                               -------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock outstanding on May 11, 1998: 2,466,868. Shares of non-voting common stock outstanding on May 11, 1998: 112,492.

Transitional Small Business Disclosure Format (Check One);   Yes      No  X
                                                                 ---     ---

                                   AXCESS INC.

                                      INDEX



                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.   FINANCIAL INFORMATION

          Item 1. Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets for the three months
                  ended March 31, 1998 and 1997, Unaudited............................................   1

                  Condensed Consolidated Statements of Operations for the three months
                  ended March 31, 1998 and 1997, Unaudited............................................   3

                  Condensed Consolidated Statements of Cash Flows for the three months
                  ended March 31, 1998 and 1997, Unaudited............................................   4

                  Notes to Condensed Consolidated Financial Statements, Unaudited.....................   6

          Item 2  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................   9


PART II.  OTHER INFORMATION

          Item 1  Legal Proceedings ..................................................................  13

          Item 2. Changes in Securities ..............................................................  13

          Item 4. Submission of Matters to Vote of Securityholders....................................  14

          Item 6. Exhibits and Reports on Form 8-K....................................................  15


SIGNATURES............................................................................................  19

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                          AXCESS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   March 31,        December 31,
                                                                     1998               1997
                                                                  -----------        -----------

                                     ASSETS
Current assets:
  Cash and cash equivalents ..............................        $   506,660        $ 1,687,178
  Note receivable from stockholder .......................          1,790,679          1,158,684
  Accounts receivable - trade, less allowance for doubtful
    accounts of $379,196 in 1998 and $380,911 in 1997 ....          1,710,319          1,864,270
  Inventory ..............................................          4,959,672          5,244,116
  Prepaid expenses and other .............................            231,914            180,218
                                                                  -----------        -----------
          Total current assets ...........................          9,199,244         10,134,466
                                                                  -----------        -----------

Property, plant & equipment, net .........................          2,931,721          2,974,725
Goodwill, net ............................................             69,964             90,473
Deferred license fee, net ................................            932,542          1,400,000
Other assets .............................................            175,203             85,748
                                                                  -----------        -----------

          Total assets ...................................        $13,308,674        $14,685,412
                                                                  ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to stockholders (note 3) .................        $ 2,953,925        $ 2,931,821
  Notes payable ..........................................            895,565          3,942,495
  Accounts payable .......................................          1,460,640          1,789,321
  Capital lease obligations, current .....................            770,067            807,935
  Other accrued liabilities ..............................          2,016,069          2,089,793
                                                                  -----------        -----------
           Total current liabilities .....................          8,096,266         11,561,365

Capital lease obligations, noncurrent ....................            101,345            114,845
Note payable - long term .................................          2,005,205            535,205
Other ....................................................              4,694              4,694
                                                                  -----------        -----------

          Total liabilities ..............................        $10,207,510        $12,216,109
                                                                  -----------        -----------



                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                       March 31,          December 31,
                                                                                         1998                 1997
                                                                                     ------------         ------------

Stockholders' equity:
Convertible preferred stock:
          7,000,000 shares authorized in 1998 and 1997

          Series A: $26.00 stated value; 57,692
            shares outstanding in 1998 and 1997 .............................        $  1,500,000         $  1,500,000

          Series B: $28.40 stated value; 52,817
            shares outstanding in 1998 and 1997 .............................           1,500,000            1,500,000

          Series C: $30.20 stated value; 35,427
            shares outstanding in 1998 and 1997 .............................           1,069,880            1,069,880

          Series G: $10,000.00 stated value; 995
            shares outstanding in 1998 and 789.735 in 1997 ..................           9,950,000            7,897,353

          Series H: $10,000.00 stated value; 160
            shares outstanding in 1998 and none in 1997 .....................           1,600,000                   --

Common stock, $.01 par value, 6,250,000 shares authorized in 1998 and
          2,837,500 in 1997; 2,466,868 shares issued
          and outstanding in 1998 and 2,331,748 in 1997 .....................              24,669               23,318

Non-voting convertible common stock, $.01 par value, 112,500 shares authorized in 1998 and 1997; 112,492 shares issued
          and outstanding in 1998 and 1997. Convertible into common
          stock on a one share for one share basis ..........................               1,125                1,125

Additional paid-in capital ..................................................          57,750,414           57,168,716
Accumulated deficit .........................................................         (70,294,924)         (66,691,089)
                                                                                     ------------         ------------

                     Total stockholders' equity .............................           3,101,164            2,469,303
                                                                                     ------------         ------------

                     Total liabilities and stockholders' equity .............        $ 13,308,674         $ 14,685,412
                                                                                     ============         ============



                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         Three Months Ended
                                                                              March 31,
                                                                    -------------------------------
                                                                        1998                1997
                                                                        ----                ----

Sales ......................................................        $ 2,288,027         $ 4,589,787
Cost of sales ..............................................          1,427,975           2,662,572
                                                                    -----------         -----------

       Gross profit ........................................            860,052           1,927,215
                                                                    -----------         -----------

Expenses:
     Research and development ..............................          1,576,783             753,251
     General and administrative ............................          1,329,066           1,002,501
     Selling and marketing .................................          1,079,334           1,468,589
                                                                    -----------         -----------
         Total operating expenses ..........................          3,985,183           3,224,341
                                                                    -----------         -----------

         Loss from operations ..............................         (3,125,131)         (1,297,126)
                                                                    -----------         -----------

Other income (expense):
     Interest income .......................................             33,780              11,135
     Interest expense ......................................           (291,806)           (171,249)
     Other .................................................             60,849              16,229
                                                                    -----------         -----------
               Other expense, net ..........................           (197,177)           (143,885)
                                                                    -----------         -----------

                Net loss ...................................         (3,322,308)         (1,441,011)

Preferred stock dividend requirements ......................           (281,527)           (189,215)
                                                                    -----------         -----------

                Net loss applicable to common stock ........        $(3,603,835)        $(1,630,226)
                                                                    ===========         ===========

Basic and diluted net loss per share .......................        $     (1.47)        $     (0.81)
                                                                    ===========         ===========

                Weighted average basic and diluted shares of
                common stock outstanding ...................          2,445,727           2,006,450
                                                                    ===========         ===========



                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                              --------------------------------
                                                                                   1998               1997
                                                                                   ----               ----

Cash flows from operating activities:
    Net loss .........................................................        $ (3,322,308)       $ (1,441,011)
       Adjustments to reconcile net loss to net cash used by
            operating activities:
          Depreciation and amortization ..............................             129,464             150,312
          Provision for losses on accounts receivable ................              (1,715)              2,987
          Provision for product warranty reserve .....................              10,647              93,179
          Amortization of financing discount, issuance costs
            and other non-cash interest ..............................              93,419              30,542
          Accrued interest on convertible debentures .................                  --              47,644
          Non-cash compensation ......................................                  --              40,000
          (Increase) decrease in:
              Accounts receivable, net ...............................             155,666          (1,580,686)
              Inventory ..............................................             284,444             397,858
              Prepaid expenses and other .............................             (51,696)            213,661
              Other assets ...........................................              85,545              54,799
           Increase (decrease) in:
              Accounts payable .......................................            (328,681)          1,627,545
              Accrued liabilities ....................................            (140,941)           (616,939)
                                                                              ------------        ------------
                  Net cash used in operating activities ..............          (3,086,156)           (980,109)

Cash flows from investing activities:
    Capital expenditures .............................................             (65,951)           (117,929)
                                                                              ------------        ------------

Cash flows from financing activities:
    Borrowings under financing agreements ............................                  --             250,000
    Principal payments on financing agreements .......................            (924,826)            (75,725)
     Principal payments on capital lease obligations .................             (51,368)            (80,456)
    Net proceeds from issuance of preferred and common stock .........           2,947,783                  --
                                                                              ------------        ------------
                      Net cash provided by financing activities ......           1,971,589              93,819

                      Net decrease in cash and cash equivalents ......          (1,180,518)         (1,004,219)

Cash and cash equivalents, beginning of period .......................           1,687,178           1,598,744
                                                                              ------------        ------------
Cash and cash equivalents, end of period .............................        $    506,660        $    594,525
                                                                              ============        ============


                                                                     (Continued)


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                   -----------------------
                                                                           March 31,
                                                                       1998        1997
                                                                       ----        ----

Supplemental information:
    Cash paid during the period for interest ..............        $   54,541      28,374
                                                                   ==========    ========

    Conversions to stock:
       Debentures, net of unamortized discount and expenses        $       --     268,836
       Accrued interest ...................................        $       --      34,699
                                                                   ==========    ========

    Convertible preferred stock accretion .................        $       --      87,468
                                                                   ==========    ========

    Restricted common stock issued in connection with
       Xerox settlement ...................................        $  562,500         --
                                                                   ==========    ========

    Conversion feature, detachable warrants and restricted
       common stock issued in connection with notes payable
       to stockholders ....................................        $   93,419         --
                                                                   ==========    ========
    Conversion of accrued interest and current note payable
       to long-term note payable and deferred license
       fee.................................................        $1,694,958         --
                                                                   ==========    ========





                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         These unaudited condensed consolidated financial statements of AXCESS Inc. ("AXCESS") (formerly Lasertechnics, Inc.) and its majority and wholly-owned subsidiaries, Sandia Imaging Systems Corporation ("Sandia"), Sandia Imaging Systems Europe SA ("Sandia Europe") and Lasertechnics Marking Corporation ("LMC") (unless otherwise indicated, "AXCESS", "Sandia", "Sandia Europe" and "LMC" are hereinafter collectively referred to as the "Company"), for the quarter ended March 31, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB, as amended, for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period amounts in order to present the consolidated financial position and results of operations on a consistent basis. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at March 31, 1998, results of operations for the three month period ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made. The results of operations for any given three month period are not necessarily indicative of the results for an entire year.

         The Company has restated its condensed consolidated financial statements for the three months ended March 31, 1997, to conform its accounting for beneficial conversion features related to the issuance of convertible debentures in October 1995 and March 1996, and convertible preferred stock issued in July 1996 to the Financial Accounting Standard Board's Emerging Issues Task Force Topic No. D-60 issued in March 1997 ("Topic No. D-60"). Topic No. D-60 requires that the intrinsic value of beneficial conversion features of convertible debt securities should be recognized as interest expense over the period from issuance to the first date that conversions can occur. Previously, the Company was amortizing the estimated fair value of the beneficial conversion feature to interest expense over the life of the convertible debentures. Topic No. D-60 further states that the intrinsic value of beneficial conversion features of convertible preferred stock should be treated as a return to the preferred stockholder over the period from issuance to the first date that conversion can occur. The Company had not previously assigned a value to the beneficial conversion feature of its Series D Convertible Preferred Stock. As a result of this restatement, interest expense for the three months ended March 31, 1997, was reduced by approximately $50,000.

(2)      EARNINGS PER SHARE

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, in the fourth quarter of 1997, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company restated its March 31, 1997, per share calculation to reflect the adoption of SFAS 128.

                          AXCESS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(3)      COMPREHENSIVE INCOME

         In June 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, was issued. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods is required if provided for comparative purposes. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in-capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. The adoption of this statement has no effect on the Company for the quarters ended March 31, 1998 and 1997.

(4)      SPECIAL MEETING OF STOCKHOLDERS

         At a special meeting of stockholders held on March 31, 1998, the stockholders approved a proposal to effect a 1-for-20 reverse stock split and a proposal to change the Company's name from Lasertechnics, Inc. to AXCESS Inc. The stockholders meeting was adjourned until April 8, 1998, at which time the stockholders approved a proposal to decrease the number of authorized common shares of the Company from 56,750,000 to 6,250,000. All references to shares in the accompanying condensed consolidated financial statements have been retroactively changed to reflect the reverse stock split. Unless otherwise indicated, the effect of these changes has been retroactively made in the accompanying condensed consolidated financial statements, footnotes and management's discussion and analysis and other information.

(5)      ISSUANCE OF COMMON STOCK

         During the quarter ended March 31, 1998, a total of 135,120 shares of AXCESS common stock were issued. The Company and Xerox Corporation ("Xerox") entered into a settlement agreement, which was accounted for as though effective on March 31, 1998, to revise previously existing indebtedness due Xerox of $2.1 million plus accrued interest, pursuant to which the Company agreed to pay Xerox $1.47 million of a license fee for certain technology and issue Xerox 120,000 shares of common stock, effective March 31, 1998, with a fair value of $562,500. Xerox has agreed not to sell any of these shares until December 1999, at which time shares may be subject to certain limitations. The reduction in the amounts due Xerox as a result of the settlement agreement has been credited to deferred licensing fee on the accompanying unaudited condensed consolidated balance sheet at March 31, 1998. The Company funded the payment to Xerox from proceeds received, effective March 31, 1998, from Amphion Ventures L.P. under the terms of a two-year loan which bears interest at the rate of 10% per annum. Accordingly, the Company has classified the $1.47 million as a non-current liability in the accompanying balance sheet at March 31, 1998. In addition, Amphion Ventures L.P. received, effective March 31, 1998, as a loan origination fee, (i) 15,120 shares of restricted common stock with a fair value of approximately $68,000 as of the date of issuance and (ii) 3-year warrants to purchase 14,700 shares of Common Stock with an exercise price of $5.00 per share with a fair value of approximately $25,000 as of the date of issuance. In connection with the shares and warrants, the Company recorded a discount to equity of approximately $93,000, which has been accreted to interest expense.

(6)      ISSUANCE OF PREFERRED STOCK AND FINANCING COMMITMENT

         During quarter ended March 31, 1998, Amphion Ventures L.P. purchased 205 shares of the Company's Series G Convertible Preferred Stock at its stated value of $10,000 per share for a total aggregate purchase price of $2,050,000.

         The Company also obtained a $5.5 million commitment for equity financing from Amphion Ventures L.P. In connection with the Company's 1998 plan of operations, Amphion Ventures L.P. has committed to purchase up to $5.5 million of the Company's Series G Convertible Preferred Stock at its stated value of $10,000 per share or the Company's new Series H NonVoting Convertible Preferred Stock at its stated value of $10,000 per share. As an inducement to provide such equity financing, Amphion Ventures L.P. received three-year warrants having an aggregate value equal to 10% of the total stated value of the preferred stock purchased with an exercise price equal to the market price of the Company's common stock on the date of the preferred stock purchase. The warrants are not exercisable, however, if the exercise would result in the purchaser being deemed the beneficial owner of more than 48% of the Company's common stock. Pursuant to this arrangement, the Company issued 160 shares of Series H Convertible Non-Voting Preferred Stock to Amphion Ventures L.P. in March 1998, for a total purchase price of $1,600,000.

(7)      CONTINGENCIES

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management of the Company, the ultimate disposition of these matters will not have a material effect on the accompanying condensed consolidated financial statements. See Legal Proceedings - Part II,
         Item I.

(8)      SUBSEQUENT EVENTS

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

                          AXCESS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Separate Business Units. The summarized financial data of LMC and Sandia as of and for the three-month period ended March 31, 1998, as presented below, do not necessarily reflect the financial position or results of operations of LMC and Sandia if the two entities had no ownership or management relationships.

                                                                           Marking           Consolidated
                                                      (Sandia)               (LMC)             (AXCESS)
THREE MONTHS ENDED MARCH 31, 1998                    (Unaudited)          (Unaudited)         (Unaudited)
---------------------------------

Sales .......................................        $   732,415            1,555,612            2,288,027
Cost of sales ...............................            358,057            1,069,918            1,427,975
                                                     -----------          -----------          -----------
     Gross profit ...........................        $   374,358              485,694              860,052
                                                     -----------          -----------          -----------
     Gross margin % .........................                 51%                  31%                  38%
                                                     -----------          -----------          -----------

Operating Expenses:
Research and development ....................        $ 1,404,700              172,083            1,576,783
General and administrative ..................            984,106              344,960            1,329,066
Selling and marketing .......................            808,293              271,041            1,079,334
                                                     -----------          -----------          -----------
         Total operating expenses ...........          3,197,099              788,084            3,985,183
                                                     -----------          -----------          -----------

         Loss from operations ...............         (2,822,741)            (302,390)          (3,125,131)

Other expense, net ..........................           (167,129)             (30,048)            (197,177)
                                                     -----------          -----------          -----------
Net loss before preferred dividends .........        $(2,989,870)            (332,438)          (3,322,308)
                                                     ===========          ===========          ===========


THREE MONTHS ENDED MARCH 31, 1997
---------------------------------

Sales .......................................        $ 2,482,492            2,107,295            4,589,787
Cost of sales ...............................          1,506,044            1,156,528            2,662,572
                                                     -----------          -----------          -----------
     Gross profit ...........................        $   976,448              950,767            1,927,215
                                                     -----------          -----------          -----------
     Gross margin % .........................                 40%                  45%                  42%
                                                     -----------          -----------          -----------

Operating Expenses:
Research and development ....................        $   507,905              245,346              753,251
General and administrative ..................            615,501              387,000            1,002,501
Selling and marketing .......................          1,139,131              329,458            1,468,589
                                                     -----------          -----------          -----------
         Total operating expenses ...........          2,262,537              961,804            3,224,341
                                                     -----------          -----------          -----------

         Loss from operations ...............         (1,286,089)             (11,037)          (1,297,126)

Other expense, net ..........................            (81,836)             (62,049)            (143,885)
                                                     -----------          -----------          -----------
Net loss before preferred dividends .........        $(1,367,925)             (73,086)          (1,441,011)
                                                     ===========          ===========          ===========

                          AXCESS INC. AND SUBSIDIARIES

Consolidated sales for the three months ended March 31, 1998 were $2,288,027, representing a decrease of $2,301,760 or a 50% decrease from the first quarter of 1997. Imaging segment sales decreased $1,750,077 or a 70% decrease from the same period last year primarily due to significant printer sales to three major customers in the first quarter of 1997 and no significant printer sales to major customers in the first quarter of 1998. Marking segment sales decreased $551,683 or a 26% decrease from the same period last year due to a decrease in domestic marker sales. The Company's ability to improve future sales may be affected by the volatility of market demand, timing of large governmental and state agency contracts, competition and technological innovations.

Consolidated cost of sales for the three months ended March 31, 1998 was $1,427,975, representing a decrease of $1,234,597 or a 46% decrease from the first quarter of 1997. The decrease was primarily attributable to the decrease in sales. Gross margin as a percentage of sales decreased in the first quarter of 1998 to 38% from 42% in the same period in 1997. The decrease in gross margin for the three months ended March 31, 1998 was primarily due to increased product costs and warranty expense in the marking segment of the Company's business.

Consolidated research and development expenses were $1,576,783 representing an increase of $823,532 or a 109% increase over the first quarter of 1997. The increase was due to the expenditure of approximately $1,000,000 for new product development costs associated with the Technology Development Agreement with XL Vision, Inc., a Safeguard Scientifics partnership company.

Consolidated general and administrative expenses for the three months ended March 31, 1998, were $1,329,066, representing an increase of $326,565 or a 33% increase over the first quarter of 1997. This increase was primarily due to legal, printing and accounting costs associated with the special shareholder meeting held in March 1998 to consider and vote on proposals to effect a 1-for 20 reverse stock split, change the authorized common shares and the name change to AXCESS Inc.

Consolidated selling and marketing expenses for the three months ended March 31, 1998, were $1,079,334, representing a decrease of $389,255 or a 27% decrease from the first quarter of 1997. Imaging segment's net decrease was approximately $330,000 primarily because of lower DataGlyph(TM) license fees and marketing expenses, lower commissions due to lower sales and lower customer service costs.

Other expense, consisting primarily of interest expense, for the three months ended March 31, 1998 was $197,177 compared to $143,885 for the same period in 1997. Total interest expense was $291,806 in 1998 compared to $171,249 in 1997 for an increase of $120,557 or 70%. The higher interest costs is in line with the higher level of debt outstanding during the 1998 quarter plus the interest charge associated with the shares and warrants issued in connection with the note payable to shareholders.

The consolidated net loss for the three months ended March 31, 1998 was $3,667,961 compared to the $1,630,226 loss incurred in the same period of 1997 for an increase of $2,037,735 or 125%. Lower sales resulted in lower gross profits of approximately $1,000,000. The remainder of the increase is the result of $1,000,000 in research and development costs associated with the new product development agreement with XL Vision, and a higher preferred dividend requirement due to the increase in outstanding convertible preferred stock.

                          AXCESS INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has utilized the proceeds from a number of public and private sales of its equity and debt securities and the exercise of options and warrants to meet its working capital requirements.

Cash and cash equivalents decreased $1,180,527 at March 31, 1998 compared to December 31, 1997. Financing activities generated net cash of $1,971,589 principally from borrowings under financing agreements and the sale of preferred stock. Operating activities used net cash of $3,086,156 principally to support the loss of $3,322,308 plus decreases in accounts payable and accrued liabilities. Capital expenditures amounted to $65,951 compared to $117,929 for the same period in 1997.

The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. In addition, if the Company elects to continue to develop the document reader, digital camera and dithering technology that it has a right to acquire from XL Vision, Inc. ("XLV") under the terms of the Intellectual Property Transfer Agreement by and between the Company and XLV, the Company will be obligated to pay XLV $3,600,000. Although the Company's actual working capital needs depend upon numerous factors, including actual expenditures and revenues generated from its operations as compared to its business plan, the Company does not anticipate that its existing working capital resources and revenues from operations will be adequate to satisfy its working capital requirements for the remainder of the year. The Company has received a commitment for up to $5.5 million of new financing, in the form of convertible preferred stock purchases, from an affiliate of an existing institutional investor (See Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements included herein). During the first three months of 1998, the Company used $1.6 million of this commitment, leaving a remainder of $3.9 million. The Company is currently in discussions with other existing and potential corporate and institutional investors, and believes that the Company will be able to obtain additional funding. However, no other commitments have been received by the Company for such funding and there can be no assurances that such funding will be available on terms satisfactory to the Company, or on any terms.

In 1983, the City of Albuquerque, New Mexico issued 8% tax-exempt industrial development revenue bonds in connection with a 25-year capital lease of LMC's headquarters facility. The principal amount outstanding as of March 31, 1998 was approximately $794,000. Pursuant to its agreement with the City of Albuquerque, AXCESS is required to maintain a current ratio of at least 1 to 1. At March 31, 1998, AXCESS' current ratio was 1.14 to 1 which is in compliance with the lease terms.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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

                          AXCESS INC. AND SUBSIDIARIES

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

In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control. The Company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements. See "Cautionary Statements" in the Company's Form 10-KSB for the period ended December 31, 1997.

SHARES ELIGIBLE FOR FUTURE SALE; CONVERTIBLE SECURITIES AND WARRANTS

Future sales of common stock in the public market by existing stockholders, warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of AXCESS' common stock. At March 31, 1998, an aggregate of approximately 1,706,855 shares of Common Stock were freely tradable without restriction under the Securities Act of 1933 (the "Securities Act"). In addition, up to 760,013 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

As of March 31, 1998, there were 57,692, 52,817 and 35,427 shares of Series A, B and C convertible preferred stock outstanding, respectively. Each share of Series A, B and C convertible preferred stock is convertible at any time, at the option of the holder, into one share of common stock. As of March 31, 1998, there were 995 and 160 shares of Series G and Series H convertible preferred stock outstanding, respectively. Each share of Series G and H convertible preferred stock has a stated value of $10,000 per share. Shares of the Series G convertible preferred stock are convertible at any time, at the option of the holder, into common stock based upon a conversion price of $10.00 per share. Shares of the Series H convertible preferred stock are convertible at any time, at the option of the holder, into non-voting common stock based on a conversion price of $10.00 per share.

A note payable, in the principal amount of $535,205 with final maturity of January 15, 2000, will become convertible anytime after January 15, 1999 at a conversion price of $5.00 per share.

There are currently 355,004 warrants outstanding to acquire the same number of shares of common stock. AXCESS has reserved approximately 500,000 shares of Common Stock for issuance upon the exercise of outstanding convertible securities and warrants. AXCESS has also reserved approximately 55,000 shares of Common Stock for issuance to key employees, officers, directors and consultants pursuant to the Company's benefit plans.

                          AXCESS INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, on February 28, 1996, an investor group filed suit against the Company in the United States District Court for the Southern District of New York. This lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 70,000 shares of the Company's common stock at a price of $9.90 per share. The option had been granted to the Company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day, the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former President and CEO and was not transferable to third-parties. The lawsuit seeks issuance and registration of the 70,000 shares upon payment of the exercise price, or in the alternative, monetary damages, which the investor group alleges to be not less than $2,800,000. On May 1, 1996 the Company moved to dismiss the complaint on the grounds that the court in New York lacked personal jurisdiction over the Company. The court denied the motion to dismiss by order dated June 10, 1997. Subsequently, the Company filed an answer, denying the material allegations of the complaint and asserting various defenses. On December 31, 1997, plaintiffs moved for partial summary judgment on the question of liability, as to whether or not the option was assignable. The Company filed papers opposing this motion on or about January 26, 1998. Although the Company intends to vigorously oppose this claim, there can be no assurances that the Company will prevail in the pending litigation, and an adverse outcome could have a material adverse effect upon the financial position and liquidity of the Company.

During the period covered by this report, the Company and Xerox entered into a settlement agreement regarding the scope of the Company's license for DataGlyphs(TM), a 2-D symbology developed by Xerox. Under the terms of the settlement agreement, which was accounted for effective March 31, 1998, the Company paid Xerox $1.47 million and issued Xerox 120,000 shares of common stock, effective March, 31, 1998. Xerox agreed not to sell those shares until December 1999, at which time shares may be sold subject to certain limitations. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 2.     CHANGES IN SECURITIES.

During the first quarter of 1998, the Company issued unregistered securities in connection with each of the transactions described below.

All references in this section to number of shares and to the exercise or conversion process of convertible securities are reported on a post 1-for-20 reverse stock split basis. The issuance of preferred stock, common stock and warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates and warrants.

Amphion Ventures L.P. purchased 205 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock") and 160 shares of Series H Convertible Preferred Stock (the "Series H Preferred Stock") during the three month period ended March 31, 1998, for an aggregate purchase price of $3,650,000. The purchase price was payable primarily by the delivery of unconditional promissory notes payable to the Company by Amphion Ventures L.P., the balance of which was $1,770,000 as of March 31, 1998.

                          AXCESS INC. AND SUBSIDIARIES

Each share of Series G Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of common stock of the Company equal to the quotient of (i) the aggregate original Series G Preferred stock issue price of the shares ($10,000/share) being divided by (ii) the conversion price, which is currently $10.00 and is subject to adjustment from time to time.

Each share of Series H Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of non-voting common stock of the Company equal to the quotient of (i) the aggregate original Series H Preferred Stock issue price of the shares ($10,000/share) being divided by (ii) the conversion price, which is currently $10.00 and is subject to adjustment from time to time. Although the Company's non-voting common stock may be converted to common stock at any time by a holder thereof, Amphion Ventures has agreed not to convert any shares of non-voting common stock to common stock until the Company has issued 1,000,000 shares of common stock to XL Vision, Inc. under the terms of the Technology Development Agreement by and between the Company and XL Vision, Inc. unless Amphion Ventures receives the prior written consent of the Company.

The Company issued 120,000 shares of restricted common stock to Xerox Corporation in connection with the settlement of a license dispute discussed at
Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements in Part 1 of this report.

The Company issued 15,120 shares of restricted common stock and a three-year warrant to purchase up to 14,700 shares of common stock with an exercise price of $5.00 per share to Amphion Ventures L.P. as an inducement for a loan in the amount of $1.47 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As contemplated in the Company's Proxy Statement which was mailed to stockholders beginning March 12, 1998, the Certificate of Incorporation of the Company was amended on March 31, 1998 and April 9, 1998 (the "Amendments"), to effect the following:

         1. A 1-for-20 reverse stock split of the issued and outstanding shares of common stock, non-voting common stock and Series A, B and C preferred stock of the Company issued and outstanding as of January 30, 1998 (the "Record Date");

         2. To provide for a cash payment of $4.50 per share (the "Fractional Share Price") to each holder of issued and outstanding shares of common stock as of the Record Date, in lieu of the issuance of fractional shares which result from the reverse stock split;

         3. To change the Company's name from Lasertechnics, Inc. to AXCESS Inc.; and

         4. To reduce the number of authorized shares of the Company's common stock from 56,750,000 shares to 6,250,000 shares.

         The Amendments were approved by the Board of Directors on January 30, 1998, and by the stockholders of the Company at a special meeting on March 31, 1998, which, with respect to item 4 above, was adjoined to and completed on April 8, 1998. Further, in connection with the Company's name change to AXCESS Inc., the Company also changed its trading symbol on Nasdaq from "LASX" to "AXSI."

                          AXCESS INC. AND SUBSIDIARIES

         With respect to the approval of Proposals 1 and 2 described above, the votes cast for, against and abstaining were as follows (all reported on a pre-reverse split basis):

                        For                  38,414,332
                        Against               1,067,589
                        Abstentions              99,370

         With respect to the approval of Proposal 3 described above, the votes cast for, against and abstaining were as follows (all reported on a pre-reverse split basis):

                        For                  57,608,893
                        Against                 603,676
                        Abstentions             208,371

         With respect to the approval of Proposal 4 described above, the votes cast for, against and abstaining were as follows (all reported on a pre-reverse split basis):

                        For                  45,096,900
                        Against                 994,698
                        Abstentions             263,975

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   A.  EXHIBITS

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

                          AXCESS INC. AND SUBSIDIARIES

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

          4.2 --Certificate of Designation of the Company's Series G Preferred Stock. Incorporated herein by reference to Exhibit
                  4.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

          4.3 --Certificate of Designation of the Company's Series H Preferred Stock.*

          10.1 --License agreement, dated June 30, 1988, between the Company and Patlex Corporation. Incorporated herein by reference to
                  Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1988.

          10.2 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1991.

          10.3 --Purchase Agreement between Sandia Europe and Jean-Luc Poutchnine, Alain Quilleau and Philippe Bonnevie, dated March 4, 1994. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

          10.4 --Letter confirming sale of shares of AXCESS Common Stock to Singapore Precision Industries PTE LTD, dated May 12, 1994. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

          10.5 --Advisory and investment banking services agreement between AXCESS and Wolfensohn International, Inc., dated May 19, 1993. Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

          10.6 --Purchase of Common Stock and Convertible Note Agreement between the Company and J.P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by reference to
                  Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

                          AXCESS INC. AND SUBSIDIARIES


          10.7 --OEM License Agreement between Sandia and Xerox Corporation, dated January 6, 1995. Incorporated herein by reference to
                  Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

          10.8 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 19, 1994. Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

          10.9 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated December 31, 1994. Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

          10.10 --Amendment to the OEM License Agreement between Sandia and Xerox Corporation, dated December 27, 1996. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

          10.11 --Demand Promissory Note issued to Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit
                  10.13 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

          10.12 --Warrant to purchase shares of the Company's Common Stock issued to Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

          10.13 --Note Purchase Agreement dated June 25, 1997, by and among AXCESS, J.P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

          10.14 --Intellectual Property Transfer Agreement dated January 8, 1998, by and between XL Vision, Inc. and Sandia Imaging Systems Corporation. Incorporated herein by reference to
                  Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

          10.15 --Amendment to Notes and Note Purchase Agreement dated December 31, 1997, by and among the Company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1997.

                          AXCESS INC. AND SUBSIDIARIES

          10.16 --Series G Preferred stock Purchase Agreement dated December 29, 1997, by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1997.

          10.17 --Pledge Agreement dated August 18, 1997, by and among the Company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB, as amended, in the year ended December 31, 1997.

          10.18 --Preferred Stock Exchange Agreement dated January 8, 1998, by and among the Company, Antiope Partners L.L.C. and H.T. Ardinger. Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB, as amended, in the year ended December 31, 1997.

          10.19 --Form of Warrant to purchase shares of the Company's Common Stock issued to Antiope Partners L.L.C. and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB, as amended, in the year ended December 31, 1997.

          10.20 --Settlement Agreement dated as of April 21, 1998, by and between the Company and Xerox Corporation. Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB, as amended, in the year ended December 31, 1997.

          10.21 --Series H Preferred stock Purchase Agreement dated March 27, 1998, by and between the Company and Amphion Ventures L.P.*

          10.22 --Form of Promissory Note executed by Amphion Ventures L.P. payable to the Company.*

          10.23 --Promissory Note executed by the Company payable to Amphion Ventures L.P.*

          27      --Financial Data Schedule.*

     ----------------
     *Filed herewith.


     B.       REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AXCESS, INC.


Date:  May 14, 1998             By: /s/ Danny G. Hair
                                    ------------------------------------------
                                      Danny G. Hair, Executive Vice President,
                                       Chief Financial Officer and Secretary
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------

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

   4.2                  --Certificate of Designation of AXCESS Series G Preferred Stock.
                        Incorporated herein by reference to Exhibit 4.5 to the Company's Annual
                        Report on Form 10-KSB for the year ended December 31, 1997.

   4.3                  --Certificate of Designation of the Company's Series H Preferred Stock.*

   10.1                 --License agreement, dated June 30, 1988, between the Company and Patlex
                        Corporation. Incorporated herein by reference to Exhibit 10.17 to the
                        Company's Annual Report on Form 10- KSB for the year ended December 31,
                        1988.

   10.2                 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form
                        10-KSB for the year ended December 31, 1991.

   10.3                 --Purchase Agreement between Sandia Europe and Jean-Luc Poutchnine, Alain
                        Quilleau and Philippe Bonnevie, dated March 4, 1994. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for
                        the year ended December 31, 1994.

   10.4                 --Letter confirming sale of shares of AXCESS Common Stock to Singapore
                        Precision Industries PTE LTD, dated May 12, 1994. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for
                        the year ended December 31, 1994.

   10.5                 --Advisory and investment banking services agreement between AXCESS and
                        Wolfensohn International, Inc., dated May 19, 1993. Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for
                        the year ended December 31, 1994.

   10.6                 --Purchase of Common Stock and Convertible Note Agreement between the
                        Company and J.P. Morgan Investment Corporation, dated July 8, 1994.
                        Incorporated herein by reference to Exhibit 10.19 to the Company's Annual
                        Report on Form 10-KSB for the year ended December 31, 1994.

   10.7                 --OEM License Agreement between Sandia and Xerox Corporation, dated January
                        6, 1995. Incorporated herein by reference to Exhibit 10.20 to the Company's
                        Annual Report on Form 10-KSB for the year ended December 31, 1994.

   10.8                 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated
                        December 19, 1994. Incorporated herein by reference to Exhibit 10.21 to the
                        Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

   10.9                 --Demand Promissory Note issued to J.P. Morgan Investment Corporation, dated
                        December 31, 1994. Incorporated herein by reference to Exhibit 10.22 to the
                        Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

   10.10                --Amendment to the OEM License Agreement between Sandia and Xerox
                        Corporation, dated December 27, 1996. Incorporated by reference to Exhibit
                        10.12 to the Company's Annual Report on Form 10-KSB for the year ended
                        December 31, 1996.

   10.11                --Demand Promissory Note issued to Wolfensohn Associates L.P., dated March
                        27, 1997. Incorporated by reference to Exhibit 10.13 to the Company's
                        Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

   10.12                --Warrant to purchase shares of the Company's Common Stock issued to
                        Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB for the
                        period ended September 30, 1997.

   10.13                --Note Purchase Agreement dated June 25, 1997, by and among AXCESS, J.P.
                        Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by
                        reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB
                        for the period ended September 30, 1997.

   10.14                --Intellectual Property Transfer Agreement dated January 8, 1998, by and between XL Vision, Inc. and Sandia Imaging Systems Corporation. Incorporated
                        herein by reference to Exhibit 10.15 to the Company's Annual Report on Form
                        10-KSB for the year ended December 31, 1997.

   10.15                --Amendment to Notes and Note Purchase Agreement dated December 31, 1997, by and among the Company, Antiope Partners L.L.C. and J.P. Morgan Investment
                        Corporation. Incorporated herein by reference to Exhibit 10.16 to the
                        Company's Annual Report on Form 10-KSB, as amended, for the year ended
                        December 31, 1997.

   10.16                --Series G Preferred stock Purchase Agreement dated December 29, 1997, by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB, as
                        amended, for the year ended December 31, 1997.

   10.17                --Pledge Agreement dated August 18, 1997, by and among the Company, Antiope
                        Partners L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB,
                        as amended, in the year ended December 31, 1997.

   10.18                --Preferred Stock Exchange Agreement dated January 8, 1998, by and among the
                        Company, Antiope Partners L.L.C. and H.T. Ardinger. Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB, as
                        amended, in the year ended December 31, 1997.

   10.19                --Form of Warrant to purchase shares of the Company's Common Stock issued to
                        Antiope Partners L.L.C. and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB, as
                        amended, in the year ended December 31, 1997.

   10.20                --Settlement Agreement dated as of April 21, 1998, by and between the
                        Company and Xerox Corporation. Incorporated herein by reference to Exhibit
                        10.21 to the Company's Annual Report on Form 10-KSB, as amended, in the year ended December 31, 1997.

   10.21                --Series H Preferred stock Purchase Agreement dated March 27, 1998, by and between the Company and Amphion Ventures L.P.*

   10.22                --Form of Promissory Note executed by Amphion Ventures L.P. payable to the
                        Company.*

   10.23                --Promissory Note executed by the Company payable to Amphion Ventures L.P.*

   27                   --Financial Data Schedule.*


   * Filed herewith.