Form 10KSB/A
period 1997-12-31
AXCESS INC/TX
filed 1998-06-22
CIK 710597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-KSB

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

Transitional Small Business Disclosure Format (check one):
Yes      No  X
   -----   -----


================================================================================

                        1997 ANNUAL REPORT ON FORM 10-KSB
                                Table of Contents

                                                                                   Page
                                                                                   ----
PART I
         ITEM 1.    BUSINESS........................................................  1
         ITEM 2.    PROPERTIES...................................................... 13
         ITEM 3.    LEGAL PROCEEDINGS............................................... 14
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS......................................................... 15

PART II
         ITEM 5.    MARKET FOR LASERTECHNICS COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS.......................... 16
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS................... 20
         ITEM 7.    FINANCIAL STATEMENTS............................................ 28
         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 28

PART III
         ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                    OF THE EXCHANGE ACT............................................. 29
         ITEM 10.   EXECUTIVE COMPENSATION.......................................... 31
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT........................................... 34
         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 37
         ITEM 13.   EXHIBITS AND REPORTS ON FORM 8K................................. 40

SIGNATURES.......................................................................... 45

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

The Company does not currently have any binding commitment in place to finance such development expenses, but intends to seek the necessary funding through the issuance of additional debt or equity securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operation --Liquidity and Capital Resources." The Company has the option to cease funding the development of the XLV Technology at any time without further liability in its reasonable business judgment or for the failure of XLV to meet the development schedule. If, however, the Company terminates such funding, the License Option, the Exclusive License Option and the Assignment Option (each described below), to the extent not previously exercised, will terminate automatically. See "Acquisition of XLV Technology" below. All technology and intellectual property rights developed pursuant to these joint efforts will initially be the property of XLV, subject to the License Option, the Exclusive License Option and the Assignment Option.

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

The development of the XLV Technology is currently proceeding and the Company anticipates having demonstration models available in June 1998, as well as a pre-production prototype available in September 1998. The Company currently anticipates that it will begin producing marketable products by the end of the first quarter of 1999. Regarding the Company's Dataglyph technology, the Company is currently evaluating different biometrics for application to its reader technology. The Company anticipates that the development of this technology will progress steadily now that the Company has reached a settlement with Xerox Corporation. See "Legal Proceedings." There can be no assurances, however, that the development of the XLV Technology and related products will continue to progress as planned.

MARKING BUSINESS

Laser Markers. LMC designs, manufactures and markets laser marking systems which are used by manufacturers for the in-plant placement of lot numbers, freshness dates and other information on consumer and industrial products and packaging materials. LMC's marking business accounted for 61% of the Company's 1997 consolidated sales, up from 53% in 1996 and 77% in 1995. Since inception, LMC has provided CO2 (carbon dioxide) gas laser markers that are easily integrated into a wide range of sophisticated and demanding high-speed product packaging facilities. To that end, LMC has created the Blazer 6000CE(TM), a water-cooled, CO2 pulsed, gas laser system used in the on-line marking of industrial and consumer products. In the last quarter of 1995, after more than one year of development, LMC introduced a test version of its BlazerJet(TM) dot-matrix coder at a major packaging industry show. See "Product Development" below. As compared to the Blazer 6000CE(TM), the BlazerJet(TM) product offers a higher degree of programmability to meet a greater number of packaging needs and allows a larger number of codes to be stored and called up for use with a few simple keystrokes. The BlazerJet(TM) system is transportable among packaging lines, allows for maximum code flexibility and provides marking quality and operating performance superior to inkjet markers of similar capacity. LMC shipped fully functional BlazerJet(TM) systems to customers throughout the second half of 1997.

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

         Environmental Concerns. Packagers seeking a product identification system that eliminates the problems inherent in the use of expensive and hazardous inks and solvents are increasingly using lasers. The solvents used in many industrial inkjet coders are potentially harmful to the environment, as well as to the health of personnel who handle them. In addition, many inks used in marking contain solvents which are classified as hazardous substances by the Environmental Protection Agency (the "EPA") and, as such, are becoming more and more expensive to handle as government regulations become more stringent. LMC's products do not use hazardous substances as they consume only electricity, water and non-toxic CO(2) laser gas. Thus the Blazer 6000CE(TM) and

         BlazerJet(TM) offer a safe, environmentally clean and highly reliable product marking alternative to inkjet marking.

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

COMPETITION

Access Control Business. Sandia competes with a variety of manufacturers and resellers of plastic card printers that incorporate a non-proprietary dye sublimation process as well as with hardware and software companies that have similar printer and software technologies. DataGlyphs(TM) products compete with alternative data encryption technologies used with plastic cards, such as bar codes, magnetic stripes, optical data and smart chips. Sandia competes in the data encryption and plastic card printer market through the development of relationships with corporations that are prime contractors and technology providers in the plastic card printing and secure card markets. In addition to Dataglyph, the Company is currently evaluating other symbologies to use on a single card. Accordingly, the Company competes with other alternative data encryption technologies that may effect the Company's Dataglyph and other product developments.

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

Both companies depend upon a number of outside suppliers for components for their products. Sandia arranges for the manufacture of all its plastic card printers by a single source, Polyprint S.A. There are currently no alternative sources of supply to manufacture Sandia's plastic card printers. Generally, these supply arrangements may be terminated by either party at any time, but the Company has entered into them with the expectation that these arrangements will lead to long-term relationships or contracts with those suppliers. Although to date the Company has generally been able to obtain adequate supplies of these products, the inability of the Company in the future to obtain sufficient sole or limited source products, or to develop alternative sources, could result in delays in product introductions or shipments and could have material adverse effects on the Company's results of operations. There are currently no formal agreements between the Company and its suppliers.

MARKETING

Access Control Business. Marketing and sales and service functions of the access control business are performed directly by Sandia as well as through the use of Distributors, Value Added Resellers ("VARs") and systems integrators. Sandia has created strategic product marketing alliances with several system integrators and technology companies in the secure card market. The Company currently has strategic product marketing alliances in the secure card marketplace with Olivetti, ACE and Information Spectrum, each an integrator with a prime contractor relationship with the end user. The Company has also established alliances with technology companies such as XLV. The Company continues to leverage its relationships with these alliances to create new alliances and increase sales. Because Sandia's high speed printer systems can support edge-to-edge color printing and data encoding requirements of any card-mounted, digitized security technology, the Company believes Sandia's products represent the most complete and cost-effective alternative in the high volume plastic card printing market.

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

The Company has registered or is in the process of registering the following trade and service marks: "AXCESS Inc. (logo)"(TM), "The Clean Ones"(TM), "Inkless Inkjet"(TM), Blazer 6000CE(TM) and "BlazerJet"(TM).

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

1998 CHANGES IN CAPITAL STOCK

At a special meeting of the stockholders of AXCESS held on March 31, 1998 which, with respect to item (b) below, was adjourned to April 8, 1998 (the "Special Meeting"), the stockholders of the Company approved the following three proposals to amend the Company's Certificate of Incorporation: (a) a proposal to affect a one-for-twenty reverse stock split of the outstanding Common Stock, Non-Voting Common Stock, and Series A, B and C Convertible Preferred Stock (the "Reverse Stock Split Proposal"); (b) a proposal to reduce the number of authorized shares of the Company's Common Stock; and (c) a proposal to change the Company's name to AXCESS Inc.

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

The Company believes that it is currently in compliance with the stockholders' equity and public float provisions of the Old Nasdaq Listing Requirements. However, on August 22, 1997, the Securities and Exchange Commission ("Commission") approved the New Nasdaq Listing Requirements (as defined below) for continued listing on the Nasdaq SmallCap Market. In particular, the New Nasdaq Listing Requirements require that a Company currently included in Nasdaq meet each of the following standards to maintain its continued listing: (i) either (A) net tangible assets (defined as total assets, minus goodwill, minus total liabilities) of $2 million, (B) total market capitalization of $35 million, or (C) net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000; and (ii) public float of at least 500,000 shares, with a market value of at least $1 million; and (iii) minimum bid price of $1; and (iv) at least two market makers; and (v) at least 300 round lot beneficial shareholders; and (vi) compliance with certain corporate governance requirements (the "New Nasdaq Listing Requirements"). As of April 2, 1998, the first full trading day after the Company gave notice to Nasdaq that the Reverse Stock Split Proposal was approved by its stockholders, the closing bid price of the Common Stock was $5.00 per share, which is in excess of the minimum bid price of $1.00 per share established by the New Nasdaq Listing Requirements. Further, by letter dated April 15, 1998, Nasdaq advised the Company that it was in compliance with the New Nasdaq Listing Requirements and approved the Company's continued listing on Nasdaq. There can be no assurance, however, that the Company's continued losses or other factors beyond the control of the Company will not cause the Company to fail to meet such requirements. See "1998 Changes in Capital Stock."

Since December 31, 1997, Antiope Partners, L.L.C. ("Antiope Partners") and Amphion Ventures, L.P. ("Amphion Ventures") purchased $1.9 million in shares of a new series of Convertible Preferred Stock, Series G, $0.01 par value (the "Series G Preferred Stock"). Additionally, Amphion Ventures committed to purchase up to an additional $5,500,000 of Series G or a certain other new series of preferred stock to fund the Company's operations and provide for the continued maintenance of the Company's net tangible assets above the New Nasdaq Listing Requirements. As of February 28, 1998, the Company's net tangible assets were in excess of the $2 million threshold established by the New Nasdaq Listing Requirements. Although management believes that the Company will be able to preserve the listing of the Common Stock on the Nasdaq SmallCap Market, there can be no assurance that the Company will be able to do so.

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

ITEM 2.  PROPERTIES.

ACCESS CONTROL BUSINESS

Sandia leases a 14,508 square foot facility in Carrollton, Texas used for administrative, engineering and sales offices. This facility is rented under a three year agreement that terminates in 2000. In addition, Sandia is the lessor for two facilities in Paris, France comprising approximately 2,700 square feet in the aggregate, which are used to house the administrative, engineering and sales functions of Sandia Europe. Both of these leases expire in June 1998. The Company's facilities are suitable and adequate to accommodate the Company's operations. The Company does not intend to renew its leases on two facilities in Paris, France, each of which expire in June 1998. Instead, the Company plans on leasing one smaller facility to serve as the Company's European sales support office. The Asia/Pacific operations are handled by Sandia's consulting partner, Technology Interests Pty. Ltd in Sydney, Australia, and the Europe/Africa operations are handled by Sandia's Paris, France office.

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

The Company has had discussions with Xerox regarding the scope of the Company's license for DataGlyphs(TM), a 2-D symbology developed by Xerox. In 1995, the Company was granted an exclusive license from Xerox, for an initial license fee of $2.1 million, for the right to develop and sell products utilizing DataGlyphs(TM) for the secured access industry. The royalty obligation was evidenced by the Company's promissory note payable to Xerox, due in three equal annual principal installments, plus interest, beginning December 1997. In December 1997, the Company notified Xerox that it would not make the payment due under the note, pending satisfactory resolution of the Company's concerns regarding the technological applicability of the products and services provided by Xerox to the Company pursuant to its license and the payment due in respect thereof. Xerox then advised the Company in writing that it believed that payment under the note was past due. To date, the Company has not recognized any sales revenue related to the DataGlyphs(TM) Technology. The Company and Xerox have entered into a settlement agreement pursuant to which the Company has agreed to pay Xerox $1.47 million of the initial license fee and issue Xerox 120,000 (post reverse-split) shares of the Company's Common Stock. Xerox has agreed not to sell those shares until December 1999, at which time shares may be sold subject to certain limitations. The

Company will fund the payment to Xerox from proceeds received from Amphion Ventures under the terms of a two-year loan which bears interest at the rate of 10% per annum. In addition, Amphion Ventures will receive, as a loan origination fee, (i) 15,120 (post reverse-split) shares of restricted Common Stock with a fair value of approximately $68,040 as of the date of issuance and (ii) 3-year warrants to purchase 14,700 (post reverse-split) shares of Common Stock with an exercise price of $5.00 per share and with a fair market value of approximately $25,379 as of the date of issuance.

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


                  1997 LAST SALE PRICES     1996 LAST SALE PRICES
                  ---------------------     ---------------------
CALENDAR PERIOD     LOW          HIGH         LOW          HIGH
---------------   --------     --------     --------     --------
FIRST QUARTER      $ 0.47       $ 1.47       $ 1.91       $ 2.06
SECOND QUARTER       0.59         1.00         2.59         2.88
THIRD QUARTER        0.50         0.97         1.31         1.38
FOURTH QUARTER       0.22         0.66         1.00         1.19

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

Equity Investment by Major Stockholder

In December 1997, the Company concluded an agreement with one institutional investor with respect to the purchase of 700 shares of a Series G Preferred Stock for an aggregate purchase price of $7,000,000. The purchase price was payable primarily through a combination of cash and the cancellation and exchange of existing indebtedness of the Company to the institutional investor. In addition, the purchaser had the right to offset a portion of the purchase price, aggregating approximately $709,000, against the Company's obligation to pay previously accrued and unpaid cash dividends on outstanding shares of Series A, Series B and Series C Preferred Stock of the Company held by the institutional investor on such date, and to pay a portion of such total purchase price, not to exceed an aggregate of $1,500,000, by delivery of an unconditional promissory note, payable on demand, in principal amount equal to the portion of the purchase price so paid.

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

To implement the December 1997 Restructuring, including all related conversions, the Company made cash payments totaling approximately $1.3 million and issued in the aggregate approximately: $1.1 million in non-convertible short- term indebtedness; $535,000 of indebtedness with a two-year maturity, convertible into Common Stock at $.25 per share (the "1997 Debentures"); 1,407,000 shares of Common Stock, most of which are subject to certain transfer restrictions; 90 shares of Series G Preferred Stock; and warrants to purchase an additional 1,440,000 shares of Common Stock at an average exercise price in excess of $.46 per share. The fair market value of the additional securities issued, at the time of their issuance, represents the conversion inducement. The Convertible Debentures inducement was valued at approximately $48,000 and charged to interest expense. The inducement for Variable Price Convertible Securities other than the Convertible Debentures was valued at approximately $306,000 and recorded as a preferred dividend. The Company funded the cash and short-term debt portion of the restructuring by issuing shares of Series G Preferred Stock as described above.

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

                                                         IMAGING            MARKING        CONSOLIDATED
                                                         (Sandia)            (LMC)            (LASX)
                                                       ------------      ------------      ------------
YEAR ENDED DECEMBER 31, 1997
Sales ............................................     $  4,353,318      $  6,765,021      $ 11,118,339
Loss from operations .............................       (8,383,449)       (1,808,445)      (10,191,894)
Identifiable assets ..............................        8,934,768         5,750,644        14,685,412
Capital expenditures .............................          178,212          (109,953)           68,259
Depreciation .....................................          417,489            92,359           509,848

YEAR ENDED DECEMBER 31, 1996
Sales ............................................     $  8,197,639      $  9,383,801      $ 17,581,440
Loss from operations .............................       (8,642,620)         (981,376)       (9,623,996)
Identifiable assets ..............................        9,941,186         7,720,671        17,661,857
Capital expenditures .............................          654,832           128,962           783,794
Depreciation .....................................          459,860           265,999           725,859

YEAR ENDED DECEMBER 31, 1995
Sales ............................................     $  3,121,577      $ 10,308,154      $ 13,429,731
Loss from operations .............................       (7,934,839)         (195,374)       (8,130,213)
Identifiable assets ..............................        5,844,770         8,797,832        14,642,602
Capital expenditures .............................          640,528           354,990           995,518
Depreciation .....................................          133,991           218,466           352,457

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

IMAGING BUSINESS RESULTS OF OPERATIONS

Imaging segment sales decreased in 1997 to $4,353,318, or approximately 53% of 1996 sales totaling $8,197,639. Imaging segment sales were $3,121,577 in 1995. The decrease from 1996 was primarily due to the completion of the Australian drivers' license project. Sandra did not acquire a similar size project in 1997.

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

Sales and marketing expenses increased approximately 22% in 1997 to $4,776,741 as a result of the accounts receivable provisions previously discussed, compared to $3,737,867 in 1996 and $3,376,618 in 1995. General and administrative expenses remained relatively constant in 1997 at $3,250,383 compared to 1996 and 1995.

MARKING BUSINESS RESULTS OF OPERATIONS

The 1997 operating loss for the Marking segment was $1,808,445 compared to the 1996 operating loss of $981,376, and the 1995 operating loss of $195,374.

Marking segment sales decreased approximately 28.0% to $6,765,021 following a decrease of 9%, from $10,308,154 in 1995 to $9,383,801 in 1996. The decrease in 1997 was primarily due to the delay in the reintroduction of the BlazerJet(TM) marking system and customer's reluctance to place orders while the disposition of the Marking business was under consideration.

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

OTHER

Nasdaq Listing. On August 22, 1997, the Commission approved the New Nasdaq Listing Requirements (as defined below) for continued listing on the Nasdaq SmallCap Market. In particular, the New Nasdaq Listing Requirements require that a Company currently included in Nasdaq meet each of the following standards to maintain its continued listing: (i) either (A) net tangible assets (defined as total assets, minus goodwill, minus total liabilities) of $2 million, (B) total market capitalization of $35 million, or (C) net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000; and (ii) public float of at least 500,000 shares, with a market value of at least $1 million; and (iii) minimum bid price of $1; and (iv) at least two market makers; and (v) at least 300 round lot beneficial shareholders; and (vi) compliance with certain corporate governance requirements (the "New Nasdaq Listing Requirements"). As of April 2, 1998, the first full trading day after the Company gave notice to Nasdaq that the 1-for-20 reverse stock split was approved by its stockholders, the closing price of the Common Stock was $5.00 per share, which is in compliance with the New Nasdaq Listing requirements. Further, by letter dated April 15, 1998, Nasdaq advised the Company that it was in compliance with the New Nasdaq Listing Requirements and approved the Company's continued listing on Nasdaq. There can be no assurance, however, that the Company's continued losses or other factors beyond the control of the Company will not cause the Company to fail to meet such requirements. See Note 18 to Notes to Consolidated Financial Statements.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim finanical statements. The effective adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements and related disclosures.

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

ITEM 7.  FINANCIAL STATEMENTS.

                                                                                                Page
                                                                                                ----
CONSOLIDATED FINANCIAL STATEMENTS:
     Independent Auditors' Report..............................................................  F-1
     Consolidated Balance Sheets as of December 31, 1997 and 1996..............................  F-2
     Consolidated Statements of Operations for the Years
         Ended December 31, 1997, 1996 and 1995................................................  F-3
     Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1997, 1996 and 1995................................................  F-4
     Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1997, 1996 and 1995................................................  F-5
     Notes to Consolidated Financial Statements ...............................................  F-6

The following consolidated financial statement schedule of the Company is filed as a part of this report:

FINANCIAL STATEMENT SCHEDULE

                                                                                                 Page
                                                                                                 ----
     Schedule II--Valuation and Qualifying Accounts............................................  S-1

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

NAME                                     AGE                   POSITION
----                                     ---                   --------
Richard C.E. Morgan....................   53              Chairman of the Board of Directors and Chief
                                                          Executive Officer-- Company; Director-- LMC;
                                                          Chairman of the Board of Directors-- Sandia

Jean Pierre Arnaudo....................   53              Director-- Company; Director and Chief Executive
                                                          Officer-- Sandia

Eugene A. Bourque......................   53              Director-- Company; Director, Chairman of the
                                                          Board, President and Chief Executive Officer-- LMC

Harry S. Budow.........................   36              Director and Secretary-- Company; Director,
                                                          President and Chief Operating Officer-- Sandia

Danny G. Hair*.........................   48              Executive Vice President and Chief Financial Officer
                                                          -- Company

C. Seth Cunningham.....................   42              Director-- Company; Director-- Sandia and LMC

Richard M. Clarke......................   66              Director-- Company; Director-- Sandia and LMC

Alfred E. Paulekas.....................   66              Director-- Company; Director-- LMC

Paul J. Coleman, Jr....................   66              Director-- Company

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

                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term
                                                 Annual Compensation       Compensation
                                                 -------------------       ------------
                                                                            Securities
                                                                            Underlying
                                                                             Options/        All Other
                                                Salary          Bonus          SARs         Compensation
  Name and Principal Positions       Year         ($)           ($)             (#)             ($)
  ----------------------------     ------      ---------       -----           -----        ------------
Richard C.E. Morgan..............    1997        60,000          --             --             40,000
  Chief Executive Officer (A)        1996       100,000          --          60,000(E)           --
                                     1995         --             --           5,000(F)           --

Jean-Pierre Arnaudo..............    1997       180,000        40,000           --           37,956(J)
  Chief Executive Officer -          1996       180,000        50,000       162,500(F)       49,700(J)
  Sandia (B)                         1995       150,000        25,000        75,000(G)       10,840(J)

Eugene A. Bourque................    1997       140,000         5,625           --               --
  President and Chief Executive      1996       138,358          --          80,000(H)           --
  Officer - LMC (B)                  1995       125,029          --             --               --

Harry S. Budow...................    1997        87,500        22,498        50,000(F)           --
  President and Chief Operating      1996         --             --             --               --
  Officer - Sandia (C)               1995         --             --             --               --

Milo Mattorano...................    1997       122,083          --             --               --
  former Vice President and Chief    1996        93,747        10,000       111,000(I)           --
  Financial Officer of the           1995        65,000        10,000         5,000(F)           --
Company
  and Sandia (D)

Stephen C. Nesbit................    1997       117,384          --             --               --
  former Vice President and          1996       120,000        30,000        81,000(F)           --
  General Manager DataGlyphs         1995        30,000        22,500        20,000(F)           --
  Business - Sandia (D)

--------------------

(A) Mr. Morgan receives an annual salary of $100,000, $60,000 of which is payable in cash and $40,000 of which is payable in Common Stock. The cash and stock portions of Mr. Morgan's 1997 salary have been accrued, but remain unpaid as of the date of report.

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


                AGGREGATED OPTION EXERCISES IN 1997 AND YEAR-END
                                  OPTION VALUES

                                                                                                  Value of Unexercised
                                   Shares                               Number of                     in-the-Money
                                  Acquired                        Securities Underlying                Options at
                                    on           Value             Unexercised Options              December 31, 1997
                                  Exercise      Realized          at December 31, 1997(#)                (A)($)
                                  --------      --------          -----------------------         --------------------
        Name                        (#)           ($)          Exercisable    Unexercisable    Exercisable    Unexercisable
        ----                        ---           ---          -----------    -------------    -----------    -------------
Richard C. E. Morgan                 --            --            1,875            625               --             --
                                                                10,000(B)      10,000(B)            --             --
                                                                 2,500(C)       7,500(C)            --             --
Jean-Pierre Arnaudo                  --            --            1,875            625               --             --
                                                                80,417(B)     287,500(B)            --             --
Eugene A. Bourque                    --            --            7,314             --               --             --
                                                                16,000(C)      64,000(C)            --             --
Harry S. Budow                       --            --           50,000(B)     150,000(B)            --             --
Milo Mattorano (D)                   --            --            5,000         15,000               --             --
                                                                 2,188(B)      96,000(B)            --             --
Stephen C. Nesbit (D)                --            --           20,000(B)      81,000(B)            --             --

-------------------------

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


NAME OF BENEFICIAL OWNER

DIRECTORS AND NOMINEES FOR DIRECTORS                                                                                 PERCENTAGE OF
(INCLUDING THOSE WHO ARE ALSO EXECUTIVE                                          NUMBER OF SHARES       PERCENTAGE      COMPANY
OFFICERS):                                              TITLE OF CLASS          BENEFICIALLY OWNED       OF CLASS     VOTING POWER
                                                        --------------          ------------------       --------     ------------
     Richard C.E. Morgan ........................    Common Stock                   530,744(1)            21.5%          12.3%
                                                     Series A Preferred Stock        57,692(2)           100.0%           1.7%
                                                     Series B Preferred Stock        52,816(3)           100.0%           1.5%
                                                     Series C Preferred Stock        25,492(4)            72.0%           0.7%
                                                     Series G Preferred Stock           955(5)              96%          27.5%
                                                     Sandia Common Stock             10,000(6)(9)          *              n/a

     Jean-Pierre Arnaudo ........................    Common Stock                     1,875(7)             *               *
                                                     Sandia Common Stock            287,500(8)(9)         3.29%           n/a

     Eugene A. Bourque ..........................    Common Stock                     7,814(10)            *               *
                                                     LMC Common Stock                10,000(9)(11)         *              n/a
                                                     Sandia Common Stock             32,000(12)            *              n/a

     Harry S. Budow .............................    Sandia Common Stock             50,000(13)            *              n/a

NAME OF BENEFICIAL OWNER

DIRECTORS AND NOMINEES FOR DIRECTORS                                                                                  PERCENTAGE OF
(INCLUDING THOSE WHO ARE ALSO EXECUTIVE                                           NUMBER OF SHARES     PERCENTAGE        COMPANY
OFFICERS):                                             TITLE OF CLASS            BENEFICIALLY OWNED     OF CLASS      VOTING POWER
                                                       --------------            ------------------     --------      ------------
     Richard M. Clarke ..........................    Common Stock                   13,250                 *               *
                                                     Sandia Common Stock            10,000(9)(14)          *              n/a

NAME OF BENEFICIAL OWNER

     C. Seth Cunningham .........................    Common Stock                    4,250(15)             *               *

     Paul J. Coleman, Jr ........................    Common Stock                      903(16)             *               *
                                                     Sandia Common Stock             7,500(9)(17)          *              n/a

     Alfred E. Paulekas .........................    Common Stock                    2,250(18)             *               *

EXECUTIVE OFFICERS:

     Danny G. Hair ..............................    Common Stock                    2,000                 *               *

     All Directors and Executive Officers .......    Common Stock                  559,032(19)           22.8%           19.2%

     as a group (8 individuals) .................    Sandia Common Stock           434,667(3)(20)         7.9%            4.9%

OTHER:

     Amphion Group ..............................    Common Stock                  508,452(21)           20.8%           17.7%

     590 Madison Avenue .........................    Series A Preferred Stock       57,692              100.0%            1.7%

     New York, NY 10021 (24) ....................    Series B Preferred Stock       52,816              100.0%            1.5%
                                                     Series C Preferred Stock       25,492(22)           72.0%            0.7%
                                                     Series G Preferred Stock          955                96%            27.5%

     J.P. Morgan Investment Corporation
     60 Wall Street .............................    Common Stock                  289,422(23)           11.7%           11.4%

     New York, NY 10060 .........................    Non-Voting Common Stock       112,492              100.0%            n/a

------------------------------------------------------------------------
     *    Denotes percentage ownership of less than 1%.


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

          The holdings of the Amphion Group in the Company as of March 1, 1998, are as follows:

                                          SERIES A      SERIES B     SERIES C      SERIES G     COMMON         COMMON
                             COMMON       PREFERRED     PREFERRED    PREFERRED     PREFERRED     STOCK          STOCK
                             STOCK         STOCK          STOCK        STOCK         STOCK      WARRANTS       OPTIONS
                            -------       ---------     ---------    ---------     ---------    --------       -------
Antiope Partners ....        37,492            --            --            --          50        40,500            --
Amphion Ventures ....       346,289        57,692        52,816        25,492         905        52,203         3,843
Amphion Partners ....        28,125            --            --            --          --            --            --
Total ...............       411,906        57,692        52,816        25,492         955        92,703         3,843

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

       3.2    --By-laws of AXCESS. Incorporated herein by reference to Exhibit
              3.2 to the Company's Registration Statement on Form S-1 (Registration No. 2- 80946).

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

       3.5 --Third Amendment to Certificate of Incorporation of AXCESS, dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration No. 333- 10665).

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

       4.5 --Certificate of Designation of AXCESS Series G Preferred Stock. Incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

       10.5 --Letter confirming sale of shares of AXCESS Common Stock to Singapore Precision Industries PTE LTD, dated May 12, 1994. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1994.

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

       10.13 --Warrant to purchase shares of the Company's Common Stock issued to Wolfensohn Associates L.P., dated March 27, 1997. Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10- QSB for the period ended September 30, 1997.

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

       10.16 --Amendment to Notes and Note Purchase Agreement dated December 31, 1997, by and among the Company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

       10.17 --Series G Preferred stock Purchase Agreement dated December 29, 1997, by and among the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

       10.18 --Pledge Agreement dated August 18, 1997, by and among the Company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

       10.19 --Preferred Stock Exchange Agreement dated January 8, 1998, by and among the Company, Antiope Partners L.L.C. and H.T. Ardinger. Incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

       10.20 --Form of Warrant to purchase shares of the Company's Common Stock issued to Antiope Partners L.L.C. and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

       10.21 --Settlement Agreement dated as of April 21, 1998, by and between the Company and Xerox Corporation. Incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

       21     --Subsidiaries of the Company. Incorporated herein by reference to
              Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

       23     --Consent and Report on Schedule of KPMG Peat Marwick LLP.*

       27     --Financial Data Schedule. Incorporated herein by reference to
              Exhibit 27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     --------------
     *Filed herewith.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 22, 1998               AXCESS INC.


                                   By:/s/ Richard C.E. Morgan
                                      ------------------------------------------
                                      Richard C.E. Morgan, Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 22, 1998.

    SIGNATURE                     CAPACITY
    ---------                     --------
/s/ Richard C.E. Morgan           Chairman of the Board
----------------------------
Richard C.E. Morgan


/s/ Paul J. Coleman, Jr.          Director
----------------------------
Paul J. Coleman, Jr.


/s/ Danny G. Hair                 Executive Vice President and Chief Financial Officer
----------------------------      (Principal Financial and Accounting Officer)
Danny G. Hair


                                  Director
----------------------------
C. Seth Cunningham


/s/ Jean-Pierre Arnaudo           Director and Vice Chairman of the Board
----------------------------
Jean-Pierre Arnaudo


/s/ Harry S. Budow                Director and President and Chief Executive Officer
----------------------------
Harry S. Budow

/s/ E.A. Bourque                  Director
----------------------------
E. A. Bourque


/s/ Alfred E. Paulekas            Director
----------------------------
Alfred E. Paulekas


/s/ Richard M. Clarke             Director
----------------------------
Richard M. Clarke


/s/ Gregory W. Haskell            Director
----------------------------
Gregory W. Haskell

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

     As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statement for the years ended December 31, 1995 and 1996 to reflect a change in its accounting for beneficial conversion features related to the issuance of convertible debentures and convertible preferred stock.

                                            /s/  KPMG Peat Marwick LLP

Dallas, Texas
February 20, 1998

                       LASERTECHNICS, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                  1997            1996
                                                              ------------    ------------
                                                                                (NOTE 2)
Current assets:
  Cash and cash equivalents.................................  $  1,687,178    $  1,598,744
  Note receivable from stockholder..........................     1,158,684              --
  Accounts receivable -- trade, less allowance for doubtful
    accounts of $380,911 in 1997 and $357,136 in 1996.......     1,864,270       3,196,943
Inventory (note 14):
  Raw materials.............................................     3,824,932       4,293,978
  Work-in-process...........................................       483,500         551,340
  Finished goods............................................       935,684       1,754,689
                                                              ------------    ------------
                                                                 5,244,116       6,600,007
Prepaid expenses............................................       130,137         230,839
Other.......................................................        50,081          67,606
                                                              ------------    ------------
         Total current assets...............................    10,134,466      11,694,139
                                                              ------------    ------------
Property, plant and equipment, net (note 5).................     2,974,725       3,334,277
Goodwill....................................................        90,473         172,510
Deferred license fee (note 11)..............................     1,400,000       2,100,000
Other assets................................................        85,748         360,931
                                                              ------------    ------------
                                                              $ 14,685,412    $ 17,661,857
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to stockholder (note 8).....................  $  2,931,821    $         --
  Notes payable (note 11)...................................     3,942,495         775,292
  Accounts payable..........................................     1,789,321       1,369,818
  Accrued liabilities (note 7)..............................     2,089,793       2,957,525
  Current portion of capital lease obligations (note 6).....       807,935         225,676
                                                              ------------    ------------
         Total current liabilities..........................    11,561,365       5,328,311
                                                                              ------------
Convertible debentures (note 9).............................            --       2,250,749
Capital lease obligations (note 6)..........................       114,845         927,411
Notes payable, long-term (note 11)..........................       535,205       1,400,000
Other.......................................................         4,694         149,387
                                                              ------------    ------------
         Total liabilities..................................    12,216,109      10,055,858
                                                              ------------    ------------
Stockholders' equity (notes 2, 9, 10, 11 and 12):
Convertible preferred stock, $.01 par; 7,000,000 shares
  authorized in 1997 and 1996:
    Series A: $1.30 stated value; 1,153,846 shares issued
     and outstanding in 1997 and 1996.......................     1,500,000       1,500,000
    Series B: $1.42 stated value; 1,056,338 shares issued
     and outstanding in 1997 and 1996.......................     1,500,000       1,500,000
    Series C: $1.51 stated value; 708,530 shares issued and
     outstanding in 1997 and 1996...........................     1,069,880       1,069,880
    Series D: $10,000 stated value; exchanged for Series F
     in 1997 and 585
      in 1996...............................................            --       6,049,314
    Series G: $10,000 stated value; 789.735 shares
     outstanding in 1997 and none in 1996...................     7,897,353              --
Common stock, $.01 par value; authorized 56,750,000 in 1997
  and 1996; 46,634,964 and 37,133,514 shares issued and
  outstanding in 1997 and 1996..............................       466,350         371,335
Nonvoting convertible common stock; $.01 par value
  Authorized 2,250,000 shares in 1997 and 1996; 2,249,842
  shares issued and outstanding in 1997 and 1996.
  Convertible into common stock on a share-for-share
  basis.....................................................        22,499          22,499
Paid-in capital.............................................    56,704,310      49,891,230
Accumulated deficit.........................................   (66,691,089)    (52,798,259)
                                                              ------------    ------------
         Total stockholders' equity.........................     2,469,303       7,605,999
                                                              ------------    ------------
                                                              $ 14,685,412    $ 17,661,857
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

                       LASERTECHNICS, INC. & SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                            NONVOTING
                                           CONVERTIBLE                                     CONVERTIBLE
                                         PREFERRED STOCK           COMMON STOCK           COMMON STOCK
                                     -----------------------   ---------------------   -------------------     PAID-IN
                                      SHARES       AMOUNT        SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL
                                     ---------   -----------   ----------   --------   ---------   -------   -----------
Balance at December 31, 1994.......         --   $        --   25,078,779   $250,788     377,684   $3,777    $30,302,473
Exercise of common stock options
  (note 12)........................         --            --      625,712      6,257          --       --        450,593
Detachable warrants issued in
  conjunction with convertible debt
  (note 9).........................         --            --           --         --          --       --        207,000
Stock issued for debt, net of
  unamortized discount and expenses
  (note 8).........................  2,521,363     3,469,880    1,383,632     13,836   1,872,158   18,722      2,804,215
Increasing rate preferred stock
  discount.........................         --      (126,446)          --         --          --       --        126,446
Discount accretion.................         --        73,234           --         --          --       --             --
Conversion feature of debentures
  issued (note 9)..................         --            --           --         --          --       --      1,235,294
Debentures converted, net of
  unamortized discount and expenses
  (note 9).........................         --            --      658,570      6,586          --       --        968,959
Issuance of convertible preferred
  stock (note 10)..................    397,351       600,000           --         --          --       --             --
Exercise of detachable warrants....         --            --      534,105      5,341          --       --        684,659
Foreign currency translation
  adjustment.......................         --            --           --         --          --       --       (109,248)
Net loss...........................         --            --           --         --          --       --             --
                                     ---------   -----------   ----------   --------   ---------   -------   -----------
Balance at December 31, 1995.......  2,918,714     4,016,668   28,280,798    282,808   2,249,842   22,499     36,670,391
Exercise of common stock options
  (note 12)........................         --            --       89,222        893          --       --        109,898
Increasing rate preferred stock
  discount (note 10)...............         --        53,212           --         --          --       --             --
Conversion feature of debentures
  and detachable warrants issued
  (note 9).........................         --            --           --         --          --       --      1,555,981
Conversion feature of Series D
  Preferred Stock (note 10)........         --    (1,198,055)          --         --          --       --      1,198,055
Debentures converted, net of
  expenses (note 9)................         --            --    6,682,561     66,825          --       --      8,796,242
Warrant discount net of related
  debenture conversions (note 9)...         --            --           --         --          --       --         53,792
Issuance of convertible preferred
  stock, net of expenses (note
  10)..............................        835     8,350,000           --         --          --       --       (762,964)
Preferred stock accretion and
  dividends (note 10)..............         --     1,455,721           --         --          --       --             --
Preferred stock converted,
  including related accretion (note
  10)..............................       (250)   (2,558,352)   2,280,933     22,809          --       --      2,535,543
Retirement of treasury stock.......         --            --     (200,000)    (2,000)         --       --       (248,000)
Foreign currency translation
  adjustment.......................         --            --           --         --          --       --        (17,708)
Net loss...........................         --            --           --         --          --       --             --
                                     ---------   -----------   ----------   --------   ---------   -------   -----------
Balance at December 31, 1996.......  2,919,299    10,119,194   37,133,514    371,335   2,249,842   22,499     49,891,230
Issuance of common stock...........         --            --       22,989        230          --       --         40,453
Issuance of common stock for
  extension of stockholder notes
  payable (note 8).................         --            --      112,942      1,129          --       --         27,107
Conversion feature of stockholder
  notes payable (note 8)...........         --            --           --         --          --       --        687,833
Conversion feature of debentures
  issued (note 9)..................         --            --           --         --          --       --         88,235
Issuance of common stock in
  connection with stockholder notes
  payable (note 8).................         --            --      734,251      7,343          --       --        383,699
Debentures converted, net of
  expenses (note 9)................         --            --    1,980,901     19,809          --       --      1,013,637
Issuance of Series G preferred
  stock, net of expenses and
  conversion of Series F Preferred
  Stock, including common stock
  issued (note 10).................    801,735     7,980,842           --         --          --       --             --
Issuance of common stock for the
  conversion of Series F to Series
  G Preferred Stock................         --            --      897,353      8,974          --       --        227,851
Preferred stock accretion and
  dividends (note 10)..............         --       231,911           --         --          --       --             --
Preferred stock converted,
  including related accretion (note
  10)..............................       (359)   (3,829,218)   5,753,014     57,530          --       --      3,771,688
Preferred stock redeemed (note
  10)..............................       (133)   (1,350,000)          --         --          --       --             --
Preferred stock converted to debt
  (note 10)........................       (106)   (1,185,496)          --         --          --       --             --
Issuance of warrants in connection
  with the stockholder notes
  payable, standstill agreement and
  December 1997 restructuring
  (notes 8, 9, and 10).............         --            --           --         --          --       --        567,593
Foreign currency translation
  adjustment.......................         --            --           --         --          --       --          4,984
Net loss...........................         --            --           --         --          --       --             --
                                     ---------   -----------   ----------   --------   ---------   -------   -----------
Balance at December 31, 1997.......  2,919,504   $11,967,233   46,634,964   $466,350   2,249,842   $22,499   $56,704,310
                                     =========   ===========   ==========   ========   =========   =======   ===========


                                     ACCUMULATED    TREASURY
                                       DEFICIT        STOCK        TOTAL
                                     ------------   ---------   ------------
Balance at December 31, 1994.......  $(29,314,451)  $(250,000)  $    992,587
Exercise of common stock options
  (note 12)........................           --           --        456,850
Detachable warrants issued in
  conjunction with convertible debt
  (note 9).........................           --           --        207,000
Stock issued for debt, net of
  unamortized discount and expenses
  (note 8).........................           --           --      6,306,653
Increasing rate preferred stock
  discount.........................           --           --             --
Discount accretion.................      (73,234)          --             --
Conversion feature of debentures
  issued (note 9)..................           --           --      1,235,294
Debentures converted, net of
  unamortized discount and expenses
  (note 9).........................           --           --        975,545
Issuance of convertible preferred
  stock (note 10)..................           --           --        600,000
Exercise of detachable warrants....           --           --        690,000
Foreign currency translation
  adjustment.......................           --           --       (109,248)
Net loss...........................  (10,146,464)          --    (10,146,464)
                                     ------------   ---------   ------------
Balance at December 31, 1995.......  (39,534,149)    (250,000)     1,208,217
Exercise of common stock options
  (note 12)........................           --           --        110,791
Increasing rate preferred stock
  discount (note 10)...............           --           --         53,212
Conversion feature of debentures
  and detachable warrants issued
  (note 9).........................           --           --      1,555,981
Conversion feature of Series D
  Preferred Stock (note 10)........           --           --             --
Debentures converted, net of
  expenses (note 9)................           --           --      8,863,067
Warrant discount net of related
  debenture conversions (note 9)...           --           --         53,792
Issuance of convertible preferred
  stock, net of expenses (note
  10)..............................           --           --      7,587,036
Preferred stock accretion and
  dividends (note 10)..............   (1,865,115)          --       (409,394)
Preferred stock converted,
  including related accretion (note
  10)..............................           --           --             --
Retirement of treasury stock.......           --      250,000             --
Foreign currency translation
  adjustment.......................           --           --        (17,708)
Net loss...........................  (11,398,995)          --    (11,398,995)
                                     ------------   ---------   ------------
Balance at December 31, 1996.......  (52,798,259)          --      7,605,999
Issuance of common stock...........           --           --         40,683
Issuance of common stock for
  extension of stockholder notes
  payable (note 8).................           --           --         28,236
Conversion feature of stockholder
  notes payable (note 8)...........           --           --        687,833
Conversion feature of debentures
  issued (note 9)..................           --           --         88,235
Issuance of common stock in
  connection with stockholder notes
  payable (note 8).................           --           --        391,042
Debentures converted, net of
  expenses (note 9)................           --           --      1,033,446
Issuance of Series G preferred
  stock, net of expenses and
  conversion of Series F Preferred
  Stock, including common stock
  issued (note 10).................           --           --      7,980,842
Issuance of common stock for the
  conversion of Series F to Series
  G Preferred Stock................           --           --        236,825
Preferred stock accretion and
  dividends (note 10)..............   (1,072,389)          --       (840,478)
Preferred stock converted,
  including related accretion (note
  10)..............................           --           --             --
Preferred stock redeemed (note
  10)..............................           --           --     (1,350,000)
Preferred stock converted to debt
  (note 10)........................           --           --     (1,185,496)
Issuance of warrants in connection
  with the stockholder notes
  payable, standstill agreement and
  December 1997 restructuring
  (notes 8, 9, and 10).............           --           --        567,593
Foreign currency translation
  adjustment.......................           --           --          4,984
Net loss...........................  (12,820,441)          --    (12,820,441)
                                     ------------   ---------   ------------
Balance at December 31, 1997.......  $(66,691,089)  $      --   $  2,469,303
                                     ============   =========   ============

          See accompanying notes to consolidated financial statements.

                       LASERTECHNICS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997            1996            1995
                                                             ------------    ------------    ------------
                                                                                               (NOTE 2)
                                                                               (NOTE 2)
Cash flows from operating activities:
  Net loss.................................................  $(12,820,441)   $(11,398,995)   $(10,146,464)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization............................     1,126,870         725,859         514,988
    Provision for losses on accounts receivable............     1,058,572         248,489         115,375
    Provision for product warranty reserve.................       382,795         639,606         338,250
    Amortization of discount and issuance costs and other
      non-cash interest and dividends......................     1,553,934       1,259,621       1,726,193
    Accrued interest not paid..............................            --         514,163              --
  (Increase) decrease in:
    Accounts receivable, trade.............................       274,101         628,243      (1,165,875)
    Inventory..............................................     1,577,165      (2,187,157)     (1,616,559)
    Prepaid expenses.......................................       100,702        (775,350)        104,779
    Other current assets...................................        17,525      (1,280,821)        163,769
    Accounts payable.......................................       419,503      (2,087,326)        (42,450)
    Accrued expenses.......................................      (842,060)       (598,871)       (890,512)
    Other..................................................       205,571         608,912              --
         Net cash used by operating activities                 (6,945,763)    (13,703,627)    (10,898,506)
Cash flows from investing activities -- Capital
  expenditures.............................................      (206,555)       (783,794)       (995,518)
Cash flows from financing activities:
    Borrowings under financing agreements..................     7,158,808       3,800,000       7,329,906
    Principal payments on financing agreements.............            --      (2,200,000)     (2,969,452)
    Proceeds from issuance of convertible debentures.......       500,000       5,500,000       7,000,000
    Convertible debenture issuance costs...................            --        (385,000)       (520,000)
    Principal payments on capital lease obligations........      (230,307)       (219,018)       (164,860)
    Net proceeds from issuance of preferred and common
      stock................................................     1,952,525       7,697,826       1,683,729
    Redemption of preferred stock..........................    (1,350,000)             --              --
    Redemption of convertible debentures...................      (650,000)             --              --
    Other..................................................      (140,274)             --              --
                                                             ------------    ------------    ------------
         Net cash provided by financing activities.........     7,240,752      14,193,808      12,359,323
         Net increase (decrease) in cash and cash
           equivalents.....................................        88,434        (293,613)        465,299
Cash and cash equivalents at beginning of year.............  $  1,598,744    $  1,892,357    $  1,427,058
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of year...................  $  1,687,178    $  1,598,744    $  1,892,357
                                                             ============    ============    ============
Supplemental information:
  Cash paid during the year for interest...................         2,031         151,354         173,619
                                                             ============    ============    ============
  Conversions to common stock (notes 8, 9 and 10):
         Debentures........................................     1,000,000       9,225,000       1,025,000
         Notes payable, net of expenses....................            --              --       5,953,773
         Accrued interest..................................        33,446         483,435         373,222
         Preferred stock...................................     3,829,218              --              --
  Convertible preferred stock accretion (note 10)..........       231,911         257,666              --
                                                             ============    ============    ============
  Detachable warrants issued in conjunction with
    convertible debt and preferred stock (notes 8, 9 and
    10)....................................................       567,593         462,000         207,000
                                                             ============    ============    ============
  Conversion feature of debentures and stockholder notes
    payable issued (notes 8 and 9).........................       776,068       1,555,981       1,235,294
                                                             ============    ============    ============
  Common stock issued in connection with stockholder notes
    payable and preferred stock (notes 8 and 10)...........       656,103              --              --
                                                             ============    ============    ============
  Preferred stock converted to notes payable (note 10).....     1,185,496              --              --
                                                             ============    ============    ============
  Debentures and accrued interest converted to short- and
    long-term note payable (note 9)........................     1,035,205              --              --
                                                             ============    ============    ============
  Borrowings under capital lease obligations...............            --         194,064              --
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
                                                 ========    ==========   ===========      ========

---------------

(a)  Charge-Offs

(b)  Actual costs incurred

                                  EXHIBIT INDEX

            EXHIBIT
            NUMBER                           EXHIBIT
            -------                          -------
              3.1    --Certificate of Incorporation of the Company. Incorporated
                     herein by reference to Exhibit 3.1 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     2-80946).

              3.2    --By-laws of AXCESS. Incorporated herein by reference to
                     Exhibit 3.2 to the Company's Registration Statement on Form
                     S-1 (Registration No. 2- 80946).

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

              3.5    --Third Amendment to Certificate of Incorporation of
                     AXCESS, dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the Company's Registration
                     Statement on Form S-3 (Registration No. 333- 10665).

              3.6    --Fourth Amendment to Certificate of Incorporation of
                     AXCESS, dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to the Company's Registration
                     Statement on Form S-3 (Registration No. 333- 10665).

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

            EXHIBIT
            NUMBER                           EXHIBIT
            -------                          -------
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

              4.5    --Certificate of Designation of AXCESS Series G Preferred
                     Stock. Incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

              10.5 --Letter confirming sale of shares of AXCESS Common Stock to Singapore Precision Industries PTE LTD, dated May 12,
                     1994. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1994.

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

            EXHIBIT
            NUMBER                           EXHIBIT
            -------                          -------

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

              10.13 --Warrant to purchase shares of the Company's Common Stock issued to Wolfensohn Associates L.P., dated March 27, 1997.
                     Incorporated by reference to Exhibit 10.14 to the Company's
                     Quarterly Report on Form 10- QSB for the period ended
                     September 30, 1997.

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

              10.16  --Amendment to Notes and Note Purchase Agreement dated
                     December 31, 1997, by and among the Company, Antiope
                     Partners L.L.C. and J.P. Morgan Investment Corporation.
                     Incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form
                     10-KSB for the year ended December 31, 1997.

              10.17  --Series G Preferred stock Purchase Agreement dated
                     December 29, 1997, by and among the Company and Amphion
                     Ventures L.P. Incorporated herein by reference to Exhibit
                     10.17 to Amendment No. 1 to the Company's Annual Report on
                     Form 10-KSB for the year ended December 31, 1997.

            EXHIBIT
            NUMBER                           EXHIBIT
            -------                          -------
              10.18  --Pledge Agreement dated August 18, 1997, by and among the
                     Company, Antiope Partners L.L.C. and J.P. Morgan Investment
                     Corporation. Incorporated herein by reference to Exhibit
                     10.18 to Amendment No. 1 to the Company's Annual Report on
                     Form 10-KSB for the year ended December 31, 1997.

              10.19 --Preferred Stock Exchange Agreement dated January 8, 1998, by and among the Company, Antiope Partners L.L.C. and H.T.
                     Ardinger. Incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Annual Report on Form
                     10-KSB for the year ended December 31, 1997.

              10.20  --Form of Warrant to purchase shares of the Company's
                     Common Stock issued to Antiope Partners L.L.C. and Amphion
                     Ventures L.P. Incorporated herein by reference to Exhibit
                     10.20 to Amendment No. 1 to the Company's Annual Report on
                     Form 10-KSB for the year ended December 31, 1997.

              10.21 --Settlement Agreement dated as of April 21, 1998, by and between the Company and Xerox Corporation. Incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

              21 --Subsidiaries of the Company. Incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

              23     --Consent and Report on Schedule of KPMG Peat Marwick LLP.*

              27 --Financial Data Schedule. Incorporated herein by reference to Exhibit 27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     -----------------
     *Filed herewith.