Form 10QSB
period 1998-06-30
AXCESS INC/TX
filed 1998-08-12
CIK 710597

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                           TO                 .
       -------------------    ----------------

                         Commission File Number: 0-11933

                                   AXCESS INC.
             (Exact name of registrant as specified in its charter)


                       DELAWARE                                                          85-0294536
                       --------                                                          ----------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


         3208 COMMANDER DRIVE, CARROLLTON, TEXAS                                         75006
         ---------------------------------------                                         -----

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X     No
                                                             ---      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock outstanding on August 1, 1998: 2,479,368. Shares of non-voting common stock outstanding on August 1, 1998: 112,492.

Transitional Small Business Disclosure Format (Check One);  Yes      No  X
                                                                ---     ---

                                   AXCESS INC.

                                      INDEX



                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I.       FINANCIAL INFORMATION
              Item 1. Condensed Consolidated Financial Statements:

                      Condensed Consolidated Balance Sheets at June 30, 1998 (Unaudited)
                      and December 31, 1997..................................................................1

                      Condensed Consolidated Statements of Operations (Unaudited) for the Three
                      and Six months ended June 30, 1998 and 1997............................................3

                      Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six
                      Months ended June 30, 1998 and 1997....................................................4

                      Notes to Condensed Consolidated Financial Statements (Unaudited).......................6

              Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................................................8

PART II.      OTHER INFORMATION


              Item 2. Changes in Securities.................................................................13

              Item 6. Exhibits and Reports on Form 8-K......................................................14


SIGNATURES..................................................................................................18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          AXCESS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                 June 30,      December 31,
                                                                   1998            1997
                                                               -----------     -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..............................     $   804,758     $ 1,687,178
  Note receivable from stockholder .......................       1,152,961       1,158,684
  Accounts receivable - trade, less allowance for doubtful
    accounts of $436,849 in 1998 and $380,911 in 1997 ....       2,172,512       1,864,270
  Inventory ..............................................       4,563,684       5,244,116
  Prepaid expenses and other .............................         123,223         180,218
                                                               -----------     -----------
          Total current assets ...........................       8,817,138      10,134,466
                                                               -----------     -----------

Property, plant & equipment, net .........................       2,912,088       2,974,725
Goodwill, net ............................................          49,455          90,473
Deferred license fee, net ................................         799,322       1,400,000
Other assets .............................................          34,161          85,748
                                                               -----------     -----------

          Total assets ...................................     $12,612,164     $14,685,412
                                                               ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to stockholders ..........................     $ 2,976,029     $ 2,931,821
  Notes payable ..........................................         592,767       3,942,495
  Accounts payable .......................................       1,014,239       1,789,321
  Capital lease obligations, current .....................         215,845         807,935
  Other accrued liabilities ..............................       2,659,045       2,089,793
                                                               -----------     -----------
           Total current liabilities .....................       7,457,925      11,561,365

Capital lease obligations, noncurrent ....................         604,315         114,845
Note payable - long term .................................       2,005,205         535,205
Other ....................................................          42,242           4,694
                                                               -----------     -----------

          Total liabilities ..............................     $10,109,687     $12,216,109
                                                               -----------     -----------

                                                                     (Continued)

           See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                    June 30,        December 31,
                                                                                     1998               1997
                                                                                  ------------      ------------
Stockholders' equity:

Convertible preferred stock:

          7,000,000 shares authorized in 1998 and 1997

          Series A: $26.00 stated value; 57,692
            shares outstanding in 1998 and 1997 .............................     $  1,500,000      $  1,500,000

          Series B: $28.40 stated value; 52,817
            shares outstanding in 1998 and 1997 .............................        1,500,000         1,500,000

          Series C: $30.20 stated value; 35,427
            shares outstanding in 1998 and 1997 .............................        1,069,880         1,069,880

          Series G: $10,000.00 stated value; 995
            shares outstanding in 1998 and 789.735 in 1997 ..................        9,950,000         7,897,353

          Series H: $10,000.00 stated value; 396
            shares outstanding in 1998 and none in 1997 .....................        3,960,000              --

Common stock, $.01 par value, 6,250,000 shares authorized in 1998 and
          2,837,500 in 1997; 2,479,368 shares issued
          and outstanding in 1998 and 2,331,748 in 1997 .....................           24,794            23,318

Non-voting convertible common stock, $.01 par value, 112,500 shares authorized in 1998 and 1997; 112,492 shares issued and outstanding in 1998 and 1997. Convertible into common stock on a one share
          for one share basis ...............................................            1,125             1,125

Additional paid-in capital ..................................................       57,817,102        57,168,716
Accumulated deficit .........................................................      (73,320,424)      (66,691,089)
                                                                                  ------------      ------------

                     Total stockholders' equity .............................        2,502,477         2,469,303
                                                                                  ------------      ------------

                     Total liabilities and stockholders' equity .............     $ 12,612,164      $ 14,685,412
                                                                                  ============      ============



           See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                  ----------------------------      ----------------------------
                                                     1998             1997             1998              1997
                                                  -----------      -----------      -----------      -----------

Sales .......................................     $ 3,413,458      $ 2,591,537      $ 5,701,485      $ 7,181,324
Cost of sales ...............................       2,014,204        1,394,433        3,442,179        4,057,005
                                                  -----------      -----------      -----------      -----------

     Gross profit ...........................       1,399,254        1,197,104        2,259,306        3,124,319
                                                  -----------      -----------      -----------      -----------

Expenses:
     Research and development ...............       1,443,705          670,658        3,020,488        1,423,909
     General and administrative .............       1,385,602        1,412,856        2,714,668        2,415,357
     Selling and marketing ..................       1,076,063        1,316,365        2,155,397        2,784,954
                                                  -----------      -----------      -----------      -----------
        Total operating expenses ............       3,905,370        3,399,879        7,890,553        6,624,220
                                                  -----------      -----------      -----------      -----------

        Loss from operations ................      (2,506,116)      (2,202,775)      (5,631,247)      (3,499,901)
                                                  -----------      -----------      -----------      -----------

Other income (expense):
     Interest income ........................          20,109            3,183           55,894           14,318
     Interest expense .......................        (167,836)        (718,727)        (461,647)        (889,976)
     Other ..................................         (29,626)         (11,307)          31,223            4,922
                                                  -----------      -----------      -----------      -----------
                Other expense, net ..........        (177,353)        (726,851)        (374,530)        (870,736)
                                                  -----------      -----------      -----------      -----------

                 Net loss ...................      (2,683,469)      (2,929,626)      (6,005,777)      (4,370,637)

Preferred stock dividend requirements .......        (342,031)        (164,907)        (623,558)        (354,122)
                                                  -----------      -----------      -----------      -----------
                 Net loss applicable to
                   common stock .............     $(3,025,500)     $(3,094,533)     $(6,629,335)     $(4,724,759)
                                                  ===========      ===========      ===========      ===========
Basic and diluted net loss per share ........     $     (1.17)     $     (1.41)     $     (2.63)     $     (2.22)
                                                  ===========      ===========      ===========      ===========
                 Weighted average shares of
                   common stock outstanding .       2,591,725        2,194,162        2,518,391        2,132,761
                                                  ===========      ===========      ===========      ===========


           See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Six  Months Ended
                                                                              June 30,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    -----------      -----------
Cash flows from operating activities:
    Net loss ..................................................     $(6,005,777)     $(4,370,637)
       Adjustments to reconcile net loss to net cash used by
            operating activities:
          Depreciation and amortization .......................         289,663          349,232
          Provision for losses on accounts receivable .........          55,938            7,727
          Provision for product warranty reserve ..............         115,268          203,342
          Amortization of financing discount, issuance costs
            and other non-cash interest .......................         100,074          640,259
          Accrued interest on convertible debentures ..........            --             86,178
          Non-cash compensation ...............................          50,000           40,000
          (Increase) decrease in:
              Accounts receivable, net ........................        (364,180)        (801,801)
              Inventory .......................................         680,432          557,350
              Prepaid expenses and other ......................          32,611          401,412
              Other assets ....................................         676,649           62,842
           Increase (decrease) in:
              Accounts payable ................................        (775,082)       1,274,480
              Accrued liabilities .............................        (132,027)        (999,176)
                                                                    -----------      -----------
                  Net cash used in operating activities .......      (5,276,431)      (2,548,792)

Cash flows from investing activities:
    Capital expenditures ......................................        (186,008)        (214,535)
                                                                    -----------      -----------

Cash flows from financing activities:
    Borrowings under financing agreements .....................       1,470,000        1,833,000
    Principal payments on financing agreements ................      (3,305,520)         (75,292)
    Proceeds from issuance of convertible debentures ..........            --            500,000
    Redemption of convertible debentures ......................            --           (600,000)
    Redemption of convertible preferred .......................            --           (400,000)
    Principal payments on capital lease obligations ...........        (102,620)        (129,618)
    Net proceeds from issuance of preferred and common stock ..       6,518,159          525,957
                                                                    -----------      -----------
                  Net cash provided by financing activities....       4,580,019        1,654,047

                  Net decrease in cash and cash equivalents....        (882,420)      (1,109,280)

Cash and cash equivalents, beginning of period ................       1,687,178        1,598,744
                                                                    -----------      -----------
Cash and cash equivalents, end of period ......................     $   804,758      $   489,464
                                                                    ===========      ===========

                                                                     (Continued)

           See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Six  Months Ended
                                                                                     June 30,
                                                                               ---------------------
                                                                                  1998         1997
                                                                                  ----         ----
Supplemental information:
Cash paid during the period for interest .................................     $  76,363     121,508
                                                                               =========     =======

Conversions to stock:
   Debentures, net of unamortized discount and expenses ..................     $    --       337,667
   Accrued interest ......................................................     $    --       136,397
                                                                               =========     =======

Conversion feature of debentures issued ..................................     $    --       150,000
                                                                               =========     =======

Convertible preferred stock accretion ....................................     $    --       149,497
                                                                               =========     =======

Restricted common stock issued in connection with
   Xerox settlement ......................................................     $ 526,500        --
                                                                               =========     =======

Conversion feature, detachable warrants and restricted common stock issued in connection with notes payable
   to stockholders .......................................................     $ 100,074     498,576
                                                                               =========     =======


           See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         These unaudited condensed consolidated financial statements of AXCESS Inc. ("AXCESS") (formerly Lasertechnics, Inc.) and its majority and wholly-owned subsidiaries, Sandia Imaging Systems Corporation ("Sandia"), Sandia Imaging Systems Europe SA ("Sandia Europe") and Lasertechnics Marking Corporation ("LMC") (unless otherwise indicated, "AXCESS", "Sandia", "Sandia Europe" and "LMC" are hereinafter collectively referred to as the "Company"), for the quarter ended June 30, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB, as amended, for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period amounts in order to present the consolidated financial position and results of operations on a consistent basis. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six month periods ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made. The results of operations for any given three month period are not necessarily indicative of the results for an entire year.

         The Company has restated its condensed consolidated financial statements for the three months ended June 30, 1997, to conform its accounting for beneficial conversion features related to the issuance of convertible debentures in October 1995 and March 1996, and convertible preferred stock issued in July 1996 to the Financial Accounting Standard Board's Emerging Issues Task Force Topic No. D-60 issued in March 1997 ("Topic No. D-60"). Topic No. D-60 requires that the intrinsic value of beneficial conversion features of convertible debt securities should be recognized as interest expense over the period from issuance to the first date that conversions can occur. Previously, the Company was amortizing the estimated fair value of the beneficial conversion feature to interest expense over the life of the convertible debentures. Topic No. D-60 further states that the intrinsic value of beneficial conversion features of convertible preferred stock should be treated as a return to the preferred stockholder over the period from issuance to the first date that conversion can occur. The Company had not previously assigned a value to the beneficial conversion feature of its Series D Convertible Preferred Stock. As a result of this restatement, interest expense for the six months ended June 30, 1997, was increased by approximately $497,000, or $0.23 per share.

(2)      EARNINGS PER SHARE

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, in the fourth quarter of 1997, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company restated its June 30, 1997, per share calculations for the respective periods to reflect the retroactive adoption of SFAS 128.

                          AXCESS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(3)      COMPREHENSIVE INCOME

         In June 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, was issued. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods is required if provided for comparative purposes. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in-capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. The adoption of this statement has no effect on the Company for the quarters ended June 30, 1998 and 1997.

(4)      ISSUANCE OF COMMON STOCK

         During the quarter ended June 30, 1998, a total of 12,500 shares of AXCESS common stock were issued in connection with a stock compensation arrangement.

(5)      ISSUANCE OF PREFERRED STOCK AND FINANCING COMMITMENT

         During quarter ended June 30, 1998, Amphion Ventures L.P. purchased 236 shares of the Company's Series H Convertible Preferred Stock at its stated value of $10,000 per share for a total aggregate purchase price of $2,360,000. The purchase price was payable primarily by the delivery of unconditional promissory notes payable to the Company by Amphion Ventures L.P., the balance of which was $1,138,000 as of June 30, 1998.

(6)      CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management of the Company, the ultimate disposition of these matters will not have a material effect on the accompanying condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Separate Business Units. The summarized financial data of LMC and Sandia as of and for the three-month period ended June 30, 1998, as presented below, do not necessarily reflect the financial position or results of operations of LMC and Sandia if the two entities had no ownership or management relationships.


                                           Imaging          Marking         Consolidated
                                          (Sandia)           (LMC)            (AXCESS)
THREE MONTHS ENDED JUNE 30, 1998        (Unaudited)       (Unaudited)       (Unaudited)
--------------------------------        -----------       -----------       -----------

Sales .............................     $ 1,178,603         2,234,855         3,413,458
Cost of sales .....................         675,598         1,338,606         2,014,204
                                        -----------       -----------       -----------
     Gross profit .................     $   503,005           896,249         1,399,254
                                        -----------       -----------       -----------
     Gross margin % ...............              43%               40%               41%
                                        -----------       -----------       -----------

Operating Expenses:
     Research and development .....     $ 1,116,240           327,465         1,443,705
     General and administrative ...       1,013,394           372,208         1,385,602
     Selling and marketing ........         780,999           295,064         1,076,063
                                        -----------       -----------       -----------
         Total operating expenses .       2,910,633           994,737         3,905,370
                                        -----------       -----------       -----------

         Loss from operations .....      (2,407,628)          (98,488)       (2,506,116)

Other expense, net ................        (147,355)          (29,998)         (177,353)
                                        -----------       -----------       -----------
Net loss before preferred dividends     $(2,554,983)         (128,486)       (2,683,469)
                                        ===========       ===========       ===========

THREE MONTHS ENDED JUNE 30, 1997
--------------------------------

Sales .............................     $   996,571         1,594,966         2,591,537
Cost of sales .....................         439,848           954,585         1,394,433
                                        -----------       -----------       -----------
     Gross profit .................     $   556,723           640,381         1,197,104
                                        -----------       -----------       -----------
     Gross margin % ...............              56%               40%               46%
                                        -----------       -----------       -----------

Operating Expenses:
     Research and development .....     $   391,222           279,436           670,658
     General and administrative ...         997,483           415,373         1,412,856
     Selling and marketing ........         947,143           369,222         1,316,365
                                        -----------       -----------       -----------
         Total operating expenses .       2,335,848         1,064,031         3,399,879
                                        -----------       -----------       -----------

         Loss from operations .....      (1,779,125)         (423,650)       (2,202,775)

Other expense, net ................        (683,893)          (42,958)         (726,851)
                                        -----------       -----------       -----------
Net loss before preferred dividends     $(2,463,018)         (466,608)       (2,929,626)
                                        ===========       ===========       ===========

                          AXCESS INC. AND SUBSIDIARIES


Consolidated sales for the three months ended June 30, 1998 were $3,413,458, representing an increase of $821,921 or 32% from the three months ended June 30, 1997. Imaging segment sales increased $182,032 or 18% from the same period last year primarily due to significant printer sales to a major customer in the second quarter of 1998. Marking segment sales increased $639,889 or 40% from the same period last year due to a significant after market service order. The Company's ability to improve future sales may be affected by the volatility of market demand, timing of large governmental and state agency contracts, competition and technological innovations.

Consolidated cost of sales for the three months ended June 30, 1998 was $2,014,204, representing an increase of $619,771 or 44% from the three months ended June 30, 1997. The increase was primarily attributable to the increase in sales. Gross margin as a percentage of sales decreased in the second quarter of 1998 to 41% from 46% in the same period in 1997. The decrease in gross margin for the three months ended June 30, 1998 was primarily due to high printer margins in the same period of 1997 for the imaging segment of the Company's business.

Consolidated research and development expenses were $1,443,705 representing an increase of $773,047 or a 115% increase over the three months ended June 30, 1997. The increase was due to the expenditure of approximately $790,000 for new product development costs associated with the Technology Development Agreement with XL Vision, Inc., a Safeguard Scientifics partnership company.

Consolidated general and administrative expenses for the three months ended June 30, 1998, were $1,385,602, representing a decrease of $27,254 or 2% from the three months ended June 30, 1997.

Consolidated selling and marketing expenses for the three months ended June 30, 1998, were $1,076,063, representing a decrease of $240,302 or 18% from the three months ended June 30, 1997. Imaging segment's net decrease was approximately $166,000, which was primarily attributable to lower DataGlyph(TM) license fees, marketing expenses, and customer service costs. Marking segment's net decrease of approximately $74,000 was due to reductions in expenses associated with travel and commissions.

Other expense, consisting primarily of interest expense, for the three months ended June 30, 1998 was $177,353 compared to $726,851 for the same period in 1997. Total interest expense was $167,836 in 1998 compared to $718,727 in 1997 for a decrease of $550,891 or 77%. The interest expense for the 1997 period included charges of approximately $550,000 from amortizations of convertible debt discounts.

The consolidated net loss applicable to common stock for the three months ended June 30, 1998 was $3,025,500 compared to the $3,094,533 loss incurred in the same period of 1997 for a decrease of $69,033 or 2%. Higher sales resulted in higher gross profits of approximately $200,000. As stated above, interest expense decreased approximately $550,000. These improvements were offset by the $700,000 of research and development costs associated with the Technology Development Agreement with XL Vision, Inc. and a higher preferred dividend requirement due to the increase in outstanding convertible preferred stock.

                          AXCESS INC. AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997


                                           Imaging          Marking         Consolidated
                                          (Sandia)           (LMC)            (AXCESS)
SIX MONTHS ENDED JUNE 30, 1998          (Unaudited)       (Unaudited)       (Unaudited)
------------------------------          -----------       -----------       -----------

Sales .............................     $ 1,911,018         3,790,467         5,701,485
Cost of sales .....................       1,033,655         2,408,524         3,442,179
                                        -----------       -----------       -----------
     Gross profit .................     $   877,363         1,381,943         2,259,306
                                        -----------       -----------       -----------
     Gross margin % ...............              46%               36%               40%
                                        -----------       -----------       -----------

Operating Expenses:
Research and development ..........     $ 2,520,940           499,548         3,020,488
General and administrative ........       1,997,436           717,232         2,714,668
Selling and marketing .............       1,589,292           566,105         2,155,397
                                        -----------       -----------       -----------
         Total operating expenses .       6,107,668         1,782,885         7,890,553
                                        -----------       -----------       -----------

         Loss from operations .....      (5,230,305)         (400,942)       (5,631,247)
                                        -----------       -----------       -----------

Other expense, net ................        (314,484)          (60,046)         (374,530)
                                        -----------       -----------       -----------
Net loss before preferred
     dividends.....................     $(5,544,789)         (460,988)       (6,005,777)
                                        ===========       ===========       ===========

SIX MONTHS ENDED JUNE 30, 1997
------------------------------

Sales .............................     $ 3,479,063         3,702,261         7,181,324
Cost of sales .....................       1,945,892         2,111,113         4,057,005
                                        -----------       -----------       -----------
     Gross profit .................     $ 1,533,171         1,591,148         3,124,319
                                        -----------       -----------       -----------
     Gross margin % ...............              44%               43%               44%
                                        -----------       -----------       -----------

Operating Expenses:
Research and development ..........     $   899,127           524,782         1,423,909
General and administrative ........       1,612,984           802,373         2,415,357
Selling and marketing .............       2,086,274           698,680         2,784,954
                                        -----------       -----------       -----------
         Total operating expenses .       4,598,385         2,025,835         6,624,220
                                        -----------       -----------       -----------

         Loss from operations .....      (3,065,214)         (434,687)       (3,499,901)
                                        -----------       -----------       -----------

Other expense, net ................        (765,729)         (105,007)         (870,736)
                                        -----------       -----------       -----------
Net loss before preferred dividends     $(3,830,943)         (539,694)       (4,370,637)
                                        ===========       ===========       ===========

                          AXCESS INC. AND SUBSIDIARIES

Consolidated sales for the six months ended June 30, 1998 were $5,701,485, representing a decrease of $1,479,839 or a 21% decrease from the six months ended June 30, 1997. Imaging segment sales decreased $1,568,045 or a 45% decrease from the same period last year primarily due to significant printer sales to three major customers in the six months ended June 30, 1997, and fewer printer sales to major customers in the first six months of 1998. Marking segment sales increased $88,206 or a 2% increase from the same period last year due to a significant after market service order. The Company's ability to improve future sales may be affected by the volatility of market demand, timing of large governmental and state agency contracts, competition and technological innovations.

Consolidated cost of sales for the six months ended June 30, 1998 was $3,442,179, representing a decrease of $614,826 or a 15% decrease from the first six months of 1997. The decrease was primarily attributable to the decrease in sales. Gross margin as a percentage of sales decreased in the first six months of 1998 to 40% from 44% in the same period in 1997. The decrease in gross margin for the six months ended June 30, 1998 was due to increased product costs and warranty expense in the marking segment of the Company's business, primarily during the first quarter of 1998.

Consolidated research and development expenses were $3,020,488 representing an increase of $1,596,579 or a 112% increase over the first six months of 1997. The increase was due to the expenditure of approximately $1,700,000 for new product development costs associated with the Technology Development Agreement with XL Vision, Inc., a Safeguard Scientifics partnership company.

Consolidated general and administrative expenses for the six months ended
June 30, 1998, were $2,714,668, representing an increase of $299,311 or a 12% increase over the six months ended June 30, 1997. This increase was primarily due to costs associated with the liquidation of the "Sandia Europe" subsidiary plus legal and other costs due to the special shareholders meeting held on March 31, 1998.

Consolidated selling and marketing expenses for the three months ended June 30, 1998, were $2,155,397, representing a decrease of $629,557 or a 23% decrease from the six months ended June 30, 1997. Imaging segment's net decrease was approximately $496,982 primarily because of lower DataGlyph(TM) license fees and marketing expenses, lower commissions due to lower sales and lower customer service costs. Marking segment's net decrease of $132,575 was essentially due to reductions in commissions, training and travel expenses.

Other expense, consisting primarily of interest expense, for the three months ended June 30, 1998 was $374,530 compared to $870,736 for the same period in 1997. Total interest expense was $461,647 in 1998 compared to $889,976 in 1997 for a decrease of $428,329 or 48%. The interest expense for the 1997 period included a charge of approximately $500,000 for amortization of convertible debt discounts.

The consolidated net loss applicable to common stock for the six months ended June 30, 1998 was $6,629,335 compared to the $4,724,759 loss incurred in the same period of 1997 for an increase of $1,904,576 or 40%. Lower sales resulted in lower gross profits of approximately $865,000. Research and development costs increased approximately $1,600,000, most of which was attributable to the Technology Development Agreement with XL Vision, Inc. The preferred dividend requirement increased approximately $269,000 due to the increase in outstanding convertible preferred stock. These increases were partially offset by lower interest expenses.

                          AXCESS INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has utilized the proceeds from a number of public and private sales of its equity and debt securities and the exercise of options and warrants to meet its working capital requirements.

Cash and cash equivalents decreased $882,420 at June 30, 1998 compared to December 31, 1997. Financing activities generated net cash of $4,580,019 principally from borrowings under financing agreements and the sale of preferred stock. Operating activities used net cash of $5,276,431 principally to support the loss before dividends of $6,005,777 plus decreases in accounts payable and accrued liabilities. Capital expenditures amounted to $186,008 compared to $214,535 for the same period in 1997.

The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. In addition, if the Company elects to continue to develop the document reader, digital camera and dithering technology that it has a right to acquire from XL Vision, Inc. ("XLV") under the terms of the Intellectual Property Transfer Agreement by and between the Company and XLV, the Company will be obligated to pay XLV $2,900,000. Although the Company's actual working capital needs depend upon numerous factors, including actual expenditures and revenues generated from its operations as compared to its business plan, the Company does not anticipate that its existing working capital resources and revenues from operations will be adequate to satisfy its working capital requirements for the remainder of the year. The Company received more than $6 million of new financing, in the form of convertible preferred stock purchases, from an existing institutional investor (See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements included herein) during the first six months of 1998. This same institutional investor has continued to provide funding sufficient to meet the Company's needs through the date of this filing and has indicated its willingness to continue to do so for the foreseeable future. However there can be no assurances that such funding will continue to be available on terms satisfactory to the Company, or on any terms.

In 1983, the City of Albuquerque, New Mexico issued 8% tax-exempt industrial development revenue bonds in connection with a 25-year capital lease of LMC's headquarters facility. The principal amount outstanding as of June 30, 1998 was approximately $780,000. Pursuant to its agreement with the City of Albuquerque, AXCESS is required to maintain a current ratio of at least 1 to 1. At June 30, 1998, AXCESS' current ratio was 1.18 to 1 which is in compliance with the lease terms.

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

                          AXCESS INC. AND SUBSIDIARIES

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

Shares Eligible for Future Sale; Convertible Securities and Warrants

Future sales of common stock in the public market by existing stockholders, warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of AXCESS' common stock. At
June 30, 1998, an aggregate of approximately 1,706,855 shares of Common Stock were freely tradable without restriction under the Securities Act of 1933 (the "Securities Act"). In addition, up to 772,513 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

As of June 30, 1998, there were 57,692, 52,817 and 35,427 shares of Series A, B and C convertible preferred stock outstanding, respectively. Each share of Series A, B and C convertible preferred stock is convertible at any time, at the option of the holder, into one share of common stock. As of June 30, 1998, there were 995 and 396 shares of Series G and Series H convertible preferred stock outstanding, respectively. Each share of Series G and H convertible preferred stock has a stated value of $10,000 per share. Shares of the Series G convertible preferred stock are convertible at any time, at the option of the holder, into common stock based upon a conversion price of $10.00 per share. Shares of the Series H convertible preferred stock are convertible at any time, at the option of the holder, into non-voting common stock based on a conversion price of $10.00 per share.

A note payable, in the principal amount of $535,205 with final maturity of January 15, 2000, will become convertible anytime after January 15, 1999 at a conversion price of $5.00 per share.

There are currently 355,004 warrants outstanding to acquire the same number of shares of common stock. AXCESS has reserved approximately 500,000 shares of Common Stock for issuance upon the exercise of outstanding convertible securities and warrants. AXCESS has also reserved approximately 1,050,000 shares of Common Stock for issuance to key employees, officers, directors and consultants pursuant to the Company's benefit plans.

                          AXCESS INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

During the second quarter of 1998, the Company issued unregistered securities in connection with each of the transactions described below.

The issuance of preferred stock, common stock and warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates and warrants.

Amphion Ventures L.P. purchased 236 shares of Series H Convertible Preferred Stock (the "Series H Preferred Stock") during the three month period ended
June 30, 1998, for an aggregate purchase price of $2,360,000. The purchase price was payable primarily by the delivery of unconditional promissory notes payable to the Company by Amphion Ventures L.P., the balance of which was $1,138,000 as of June 30, 1998.

Each share of Series H Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of non-voting common stock of the Company equal to the quotient of (i) the aggregate original Series H Preferred Stock issue price of the shares ($10,000/share) being divided by (ii) the conversion price, which is currently $10.00 and is subject to adjustment from time to time. Although the Company's non-voting common stock may be converted to common stock at any time by a holder thereof, Amphion Ventures has agreed not to convert any shares of non-voting common stock to common stock until the Company has issued 500,000 shares of common stock to XL Vision, Inc. under the terms of the Technology Development Agreement by and between the Company and XL Vision, Inc. unless Amphion Ventures receives the prior written consent of the Company.

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

        4.3     --Certificate of Designation of the Company's Series H
                  Preferred Stock. Incorporated herein by reference to Exhibit
                  4.3 to the Company's Quarterly Report on Form 10-QSB for the three month period ended March 31, 1998.

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

        10.21   --Series H Preferred stock Purchase Agreement dated March 27,
                  1998, by and between the Company and Amphion Ventures L.P.
                  Incorporated herein by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the three month period ended March 31, 1998.

        10.22   --Form of Promissory Note executed by Amphion Ventures L.P.
                  payable to the Company. Incorporated herein by reference to
                  Exhibit 10.22 to the Company's Quarterly Report on Form 10-QSB for the three month period ended March 31, 1998.

        10.23   --Promissory Note executed by the Company payable to Amphion
                  Ventures L.P. Incorporated herein by reference to Exhibit
                  10.23 to the Company's Quarterly Report on Form 10-QSB for the three month period ended March 31, 1998.

        27      --Financial Data Schedule.*

----------------
*Filed herewith.


     B.       REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AXCESS, INC.


Date: August 13, 1998              By: /s/ Danny G. Hair
                                   --------------------------------------------
                                       Danny G. Hair, Executive Vice President,
                                       Chief Financial Officer and Secretary
                                   (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX


     EXHIBIT
      NUMBER            DESCRIPTION
      ------            -----------
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


        4.3     --Certificate of Designation of the Company's Series H
                  Preferred Stock. Incorporated herein by reference to Exhibit
                  4.3 to the Company's Quarterly Report on Form 10-QSB for the three month period ended March 31, 1998.

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

        10.21   --Series H Preferred stock Purchase Agreement dated March 27,
                  1998, by and between the Company and Amphion Ventures L.P.
                  Incorporated herein by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the three month period ended March 31, 1998.

        10.22   --Form of Promissory Note executed by Amphion Ventures L.P.
                  payable to the Company. Incorporated herein by reference to
                  Exhibit 10.22 to the Company's Quarterly Report on Form 10-QSB for the three month period ended March 31, 1998.


        10.23   --Promissory Note executed by the Company payable to Amphion
                  Ventures L.P. Incorporated herein by reference to Exhibit
                  10.23 to the Company's Quarterly Report on Form 10-QSB for the three month period ended March 31, 1998.

        27      --Financial Data Schedule.*

        -------
        *   Filed herewith