Form 10QSB
period 1998-09-30
AXCESS INC/TX
filed 1998-11-17
CIK 710597

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ________________.


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

        Yes  X    No
           -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock outstanding on November 1, 1998: 2,879,233. Shares of non-voting common stock outstanding on November 1, 1998: 112,492.

Transitional Small Business Disclosure Format (Check One);  Yes       No  X
                                                               -----    -----

                                   AXCESS INC.

                                      INDEX

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------

PART I.   FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at September 30, 1998 (Unaudited)
                  And December 31, 1997..........................................................................1

                  Condensed Consolidated Statements of Operations (Unaudited) for the Three
                  And Nine months ended September 30, 1998 and 1997..............................................3

                  Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine
                  Months ended September 30, 1998 and 1997.......................................................4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)...............................6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.......................................................................9

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings.............................................................................15

         Item 2.  Changes in Securities.........................................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders...........................................16

         Item 6.  Exhibits and Reports on Form 8-K..............................................................17

SIGNATURES......................................................................................................22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AXCESS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                                      September 30,     December 31,
                                                                          1998             1997
                                                                      ------------     ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents...................................        $    107,777     $  1,687,178
  Note receivable from stockholder............................           2,526,225        1,158,684
  Accounts receivable - trade, less allowance for doubtful
       accounts of $100,903 in 1998 and $175,826 in 1997......             291,302          750,693
  Inventory...................................................           2,175,875        2,372,851
  Prepaid expenses and other..................................             212,465          180,218
                                                                      ------------     ------------
             Total current assets.............................           5,313,644        6,149,624
                                                                      ------------     ------------

  Net assets of discontinued operation........................           2,848,425        4,024,340
  Property, plant & equipment, net............................           2,484,896        2,609,725
  RFID technology.............................................           1,714,449                0
  Deferred license fee, net...................................             666,101        1,400,000
  Other assets................................................             134,472          176,221
                                                                      ------------     ------------

          Total assets........................................        $ 13,161,987     $ 14,359,910
                                                                      ============     ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to stockholders...............................        $  2,998,133     $  2,931,821
  Notes payable...............................................           1,336,968        3,942,495
  Dividends payable...........................................           1,098,189           60,916
  Accounts payable............................................             563,910        1,789,321
  Capital lease obligations, current..........................             209,355          807,935
  Other accrued liabilities...................................           2,099,064        1,703,375
                                                                      ------------     ------------
           Total current liabilities..........................           8,305,619       11,235,863

Capital lease obligations, noncurrent.........................             561,106          114,845
Note payable - long term and other liabilities................           2,005,205          539,899
                                                                      ------------     ------------

          Total liabilities...................................        $ 10,871,930     $ 11,890,607
                                                                      ------------     ------------

                                                                     (Continued)

See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                          September 30,     December 31,
                                                                                              1998              1997
                                                                                          ------------      ------------
Stockholders' equity:
Convertible preferred stock:
         7,000,000 shares authorized in 1998 and 1997

         Series A: $26.00 stated value; 57,692
         shares outstanding in 1998 and 1997 ........................................     $  1,500,000      $  1,500,000

         Series B: $28.40 stated value; 52,817
         shares outstanding in 1998 and 1997 ........................................        1,500,000         1,500,000

         Series C: $30.20 stated value; 35,427
         shares outstanding in 1998 and 1997 ........................................        1,069,880         1,069,880

         Series G: $10,000.00 stated value; 995
         shares outstanding in 1998 and 789.735 in 1997 .............................        9,950,000         7,897,353

         Series H: $10,000.00 stated value; 792
         shares outstanding in 1998 and none in 1997 ................................        7,920,000              --

Common stock, $.01 par value, 6,250,000 shares authorized in 1998 and
         2,837,500 in 1997; 2,879,368 shares issued
         and outstanding in 1998 and 2,331,748 in 1997 ..............................           28,794            23,318

Non-voting convertible common stock, $.01 par value, 112,500 shares authorized in 1998 and 1997; 112,492 shares issued and outstanding in 1998 and
         1997. Convertible into common stock on a one share for one
         share basis ................................................................            1,125             1,125

Additional paid-in capital ..........................................................       58,520,107        57,168,716
Accumulated deficit .................................................................      (78,199,849)      (66,691,089)
                                                                                          ------------      ------------

                      Total stockholders' equity ....................................        2,290,057         2,469,303
                                                                                          ------------      ------------

                      Total liabilities and stockholders' equity ....................     $ 13,161,987      $ 14,359,910
                                                                                          ============      ============



See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                       September 30,
                                                       ------------------------------      ------------------------------
                                                           1998              1997              1998              1997
                                                       ------------      ------------      ------------      ------------
Sales ............................................     $    620,062      $  1,525,387      $  4,410,529      $  5,227,648
Cost of sales ....................................          717,445         1,024,676         3,125,969         3,135,789
                                                       ------------      ------------      ------------      ------------

     Gross profit ................................          (97,383)          500,711         1,284,560         2,091,859
                                                       ------------      ------------      ------------      ------------

Expenses:
     Research and development ....................          784,304           222,595         2,983,852           747,377
     General and administrative ..................        1,438,416         1,497,263         4,153,084         3,912,620
     Selling and marketing .......................          257,058           268,872           823,163           967,552
                                                       ------------      ------------      ------------      ------------
        Total operating expenses .................        2,479,778         1,988,730         7,960,099         5,627,549
                                                       ------------      ------------      ------------      ------------

        Loss from operations .....................       (2,577,161)       (1,488,019)       (6,675,539)       (3,535,690)
                                                       ------------      ------------      ------------      ------------

Other income (expense):
     Interest income .............................           32,350             1,982            88,244            16,300
     Interest expense ............................         (180,819)         (409,085)         (642,466)       (1,299,061)
     Other .......................................            3,564            26,274            34,787            31,196
                                                       ------------      ------------      ------------      ------------
                Other expense, net ...............         (144,905)         (380,829)         (519,435)       (1,251,565)
                                                       ------------      ------------      ------------      ------------

Loss from continuing operations ..................       (2,722,066)       (1,868,848)       (7,194,974)       (4,787,255)

Discontinued operation:
Loss from operations, net of income
 taxes of $0 .....................................         (993,644)       (2,437,414)       (2,526,513)       (3,889,644)
Loss on disposal of discontinued
 operation .......................................         (750,000)              -            (750,000)              -
                                                       ------------      ------------      ------------      ------------
Loss from discontinued operation .................       (1,743,644)       (2,437,414)       (3,276,513)       (3,889,644)
            Net loss .............................       (4,465,710)       (4,306,262)      (10,471,487)       (8,676,899)
Preferred stock dividend requirement .............          413,715           153,485         1,037,273           507,607
                                                       ------------      ------------      ------------      ------------
                Net loss attributable to
                  common stock ...................     $ (4,879,425)     $ (4,459,747)     $(11,508,760)     $ (9,184,506)
                                                       ============      ============      ============      ============
Basic and diluted net loss per share
                Continuing operations ...........      $      (1.03)     $      (0.83)     $      (2.79)     $      (2.18)
                Discontinued operation ..........      $      (0.66)     $      (1.08)     $      (1.27)     $      (1.78)
                Net loss ........................      $      (1.85)     $      (1.98)     $      (4.47)     $      (4.19)
Weighted average shares of common stock
 outstanding .....................................        2,642,067         2,250,532         2,576,850         2,191,240
                                                       ============      ============      ============      ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                           ----------------------------------
                                                                                1998                1997
                                                                           --------------      --------------
Cash flows from operating activities:
    Loss from continuing operations.... ..............................     $   (7,194,974)     $   (4,787,255)
       Adjustments to reconcile net loss to net cash used by
          operating activities:
          Depreciation and amortization ..............................          1,146,064             322,300
          Provision for losses on accounts receivable ................            (74,923)            455,467
          Provision for product warranty reserve .....................             50,709             255,660
          Amortization of financing discount and issuance costs.......            100,073             514,033
          Accrued interest on convertible debentures .................               --               118,890
          Non-cash compensation ......................................             50,000              40,000
          (Increase) decrease in:
              Accounts receivable.....................................            534,314             197,202
              Inventory ..............................................            196,976             254,257
              Prepaid expenses .......................................            (34,034)            551,082
              Other current assets....................................              1,787             (44,435)
              Other assets ...........................................            (19,778)             77,157
           Increase (decrease) in:
              Accounts payable .......................................         (1,225,411)          1,494,731
              Other liabilities ......................................            340,286          (1,242,961)
                                                                           --------------      --------------
                  Net cash used in operating activities ..............         (6,128,911)         (1,793,872)

Cash flows from investing activities:
    RFID technology purchase .........................................         (1,089,249)                 --
    Capital expenditures .............................................           (226,109)            (44,264)
                                                                           --------------      --------------
                  Net cash used in investing activities ..............         (1,315,358)            (44,264)

Cash flows from financing activities:
    Borrowings under financing agreements ............................          1,470,000           4,363,477
    Principal payments on financing agreements .......................         (2,605,527)            150,966
    Proceeds from issuance of convertible debentures .................                  0             500,000
    Redemption of convertible debentures .............................                  0            (600,000)
    Redemption of convertible preferred ..............................                  0            (880,000)
    Principal payments on capital lease obligations ..................           (152,319)           (179,405)
    Net proceeds from issuance of preferred and common stock .........          9,253,012             951,206
                                                                           --------------      --------------
                      Net cash provided by financing activities ......          7,965,166           4,306,244

                      Net cash used by discontinued operation.........         (2,100,298)         (3,426,745)

                      Net decrease in cash and cash equivalents ......         (1,579,401)           (958,637)

Cash and cash equivalents, beginning of period .......................          1,687,178           1,598,744
                                                                           --------------      --------------
Cash and cash equivalents, end of period .............................     $      107,777      $      640,107
                                                                           ==============      ==============

                                                                     (Continued)


See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              Nine  Months Ended
                                                                                                 September 30,
                                                                                         ---------------------------
                                                                                           1998               1997
                                                                                         --------           --------
Supplemental information:
    Cash paid during the period for interest ......................................      $119,309             146,838
                                                                                         ========           =========

    Conversions to stock:
       Debentures, net of unamortized discount and expenses........................      $     --             486,866
       Accrued interest............................................................      $     --             163,685
                                                                                         ========           =========

    Convertible preferred stock accretion..........................................      $     --             198,974
                                                                                         ========           =========

    Restricted common stock issued in connection with
       Xerox settlement............................................................      $562,500                  --
                                                                                         ========           =========

    Restricted common stock issued in connection with ASGI asset purchase..........      $625,200                  --
                                                                                         ========           =========

    Detachable warrants and restricted common stock issued in connection
       with notes payable to stockholders..........................................      $100,074           1,074,400
                                                                                         ========           =========

    Conversion feature of debentures issued........................................      $     --             150,000
                                                                                         ========           =========





See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         These unaudited condensed consolidated financial statements of AXCESS Inc. ("AXCESS") (formerly Lasertechnics, Inc.) and its majority and wholly-owned subsidiaries, Sandia Imaging Systems Corporation ("Sandia"), Sandia Imaging Systems Europe SA ("Sandia Europe") and Lasertechnics Marking Corporation ("LMC") (unless otherwise indicated, "AXCESS", "Sandia", "Sandia Europe" and "LMC" are hereinafter collectively referred to as the "Company"), for the quarter ended September 30, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB, as amended, for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements presented herein reflect the imaging business, operated by Sandia, as a discontinued operation, see Note 2 below. Certain reclassifications have been made to the prior period financial statements, including classification of the imaging business as a discontinued operation, in order to present the consolidated financial position and results of operations on a consistent basis. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine month periods ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made. The results of operations for any given three month period are not necessarily indicative of the results for an entire year.

         The Company has restated its condensed consolidated financial statements for the three months ended September 30, 1997, to conform its accounting for beneficial conversion features related to the issuance of convertible debentures in October 1995 and March 1996, and convertible preferred stock issued in July 1996 to the Financial Accounting Standard Board's Emerging Issues Task Force Topic No. D-60 issued in March 1997 ("Topic No. D-60"). Topic No. D-60 requires that the intrinsic value of beneficial conversion features of convertible debt securities should be recognized as interest expense over the period from issuance to the first date that conversions can occur. Previously, the Company was amortizing the estimated fair value of the beneficial conversion feature to interest expense over the life of the convertible debentures. Topic No. D-60 further states that the intrinsic value of beneficial conversion features of convertible preferred stock should be treated as a return to the preferred stockholder over the period from issuance to the first date that conversion can occur. The Company had not previously assigned a value to the beneficial conversion feature of its Series D Convertible Preferred Stock. As a result of this restatement, interest expense for the nine months ended September 30, 1997, was increased by approximately $250,000.

(2)      DISCONTINUED OPERATION

         On October 21, 1998, the Company's Board of Directors approved a plan to exit the imaging business. On November 16, 1998, the Company announced that it had discontinued operations of the imaging business and had entered into discussions with a prospective buyer to sell the imaging business.

         For the nine month periods ended September 30, 1998 and 1997, the Company recorded losses of $3,276,513 and $3,889,644, respectively, in connection with the discontinuance and disposition of the imaging business. The components of the losses are shown below. (There is no related income tax benefit or expense.)


                                                                 Nine Months                    Nine Months
                                                                    Ended                           Ended
                                                              September 30, 1998             September 30, 1997
                                                              ------------------             ------------------

         Loss from operation of imaging business                   $2,526,513                    $3,889,644
         Loss on disposal of imaging business                         750,000                            --
                                                                   ----------                    ----------
         Loss from discontinued operation                          $3,276,513                    $3,889,644
                                                                   ==========                    ==========
         Loss per basic and fully diluted share                    $     1.27                    $     1.78

                          AXCESS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The loss from operation of the imaging business for the nine months ended September 30, 1998 and 1997, includes the periods from January 1 through October 21, 1998 (the measurement date) and January 1 through September 30, 1997. As of September 30, 1998 and December 31, 1997, net assets of $2,848,425 and $4,024,340, respectively, including inventory, accounts receivable and equipment, net of product warranty liability, were reported as net assets of discontinued operations on the balance sheet.

         RFID TECHNOLOGY

(3) On September 9, 1998, AXCESS Inc. (the "Company") consummated the acquisition of the RF-ID based (Radio Frequency Identification) intellectual property assets of ASGI, Inc. and Nauta, Inc. (collectively, the "Sellers"). The intellectual property assets included a patent, trade secret rights, software, hardware, product designs and all other technical information necessary for the Company to manufacture and market radio frequency identification products in the areas of access control and asset management. The Company accomplished the asset acquisition pursuant to an Asset Purchase Agreement dated September 9, 1998, by and among the Company and the Sellers. The aggregate purchase price for this acquisition of up to $7,100,000 was determined as a result of arm's length negotiations between the Company and the Sellers. At closing, the Company made a cash payment of $415,000, signed a promissory note for $685,000 and delivered 400,000 shares of its common stock. Up to an aggregate of $6,000,000 is payable by the Company to Sellers only if certain net operating profit targets are realized during each of the next 5 years.

         The Company restructured its obligations to XL Vision, Inc. under the terms of an Amended and Restated Intellectual Property Transfer Agreement to finance this acquisition of technology assets from the Sellers. When the promissory notes and contingent payments become due, the Company anticipates making payments from its existing cash reserves derived from the manufacture and sale of access control products.

         A small portion of the assets acquired constitute equipment and other physical property used in the production of access control products. These assets will be further developed and enhanced by the Company in connection with its efforts to develop and market access control products which utilize the RF-ID based intellectual property assets.

(4)      EARNINGS PER SHARE

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, in the fourth quarter of 1997, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company restated its September 30, 1997, per share calculations for the respective periods to reflect the retroactive adoption of SFAS 128.

(5)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, was issued. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods is required if provided for comparative purposes. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in-capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. The adoption of this statement has no effect on the Company for the quarters ended September 30, 1998 and 1997.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for annual reporting for fiscal years beginning after December 15, 1997. The initial application of SFAS 131 for interim financial statements is required for fiscal year 1999. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. The effective adoption of SFAS 131 is not expected to have a material impact on the Company's financial statements and related disclosures.

(6)      ISSUANCE OF COMMON STOCK

         During the quarter ended September 30, 1998, a total of 400,000 shares of AXCESS common stock were issued in connection with the acquisition of the RFID technology assets from ASGI, Inc.

(7)      ISSUANCE OF PREFERRED STOCK AND FINANCING COMMITMENT

         During the quarter ended September 30, 1998, Amphion Ventures L.P. purchased 396 shares of the Company's Series H Convertible Preferred Stock at its stated value of $10,000 per share for a total aggregate purchase price of $3,960,000. The purchase price was payable primarily by the delivery of unconditional promissory notes payable to the Company by Amphion Ventures L.P., the balance of which was $2,505,000 as of September 30, 1998.

(8)      CONTINGENCIES

         On February 28, 1996, an investor group filed suit against the Company in the United States District Court for the Southern District of New York. This lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 70,000 shares of the Company's common stock at a price of $9.90 per share. The option had been granted to the Company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day, the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former President and CEO and was not transferable to third-parties. The lawsuit seeks issuance and registration of the 70,000 shares upon payment of the exercise price, or in the alternative, monetary damages, which the investor group alleges to be not less than $2,800,000. On December 31, 1997, Plaintiffs moved for partial summary judgment on the question of liability, as to whether or not the option was assignable. The Company filed papers opposing this motion on or about January 26, 1998. On September 30, 1998, the court granted Plaintiffs' partial summary judgment after determining that the option was assignable. The Company intends to vigorously oppose the amount of damages claimed by the Plaintiffs. However, there can be no assurances that the Company will prevail in the pending litigation, and an adverse outcome could have a material adverse effect upon the financial position and liquidity of the Company.

         The Company is involved in other various claims and legal actions arising in the ordinary course of business. Estimated legal and litigation costs are reflected in the accompanying financial statements. In the opinion of management of the Company, the ultimate disposition of these matters will not have a material effect on the accompanying condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(9)      SUBSEQUENT EVENT

         In November 1998, the Company executed a sale-leaseback transaction for LMC's headquarters building in Albuquerque, New Mexico, which generated cash proceeds of $730,000. As part of the transaction, the Company's obligation to the City of Albuquerque under related industrial revenue bonds has been terminated.

                          AXCESS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 21, 1998, the Company's Board of Directors approved a plan to exit the imaging business. On November 16, 1998, the Company announced that it had discontinued operations of the imaging business and had entered into discussions with a prospective buyer to sell the imaging business. Accordingly, the imaging business has been accounted for as a discontinued operation for all periods presented. The discontinuance and sale of the imaging business advances the Company's plan to redeploy and refocus its resources on its core RFID (Radio Frequency Identification) and biometric-based access control and asset management solutions business. In September, the Company acquired the intellectual property assets of ASGI, Inc. to market and manufacture RFID-based access control and asset management solutions. The Company is developing new, unique product lines which incorporate the RFID technology with the Company's existing biometric technology. As these new product lines had no sales or operations other than research and development activities during the nine months ended September 30, 1998, the Company's only operating segment at September 30, 1998 was the marking business (Lasertechnics Marking Corporation, or "LMC", of Albuquerque, New Mexico).

RESULTS OF OPERATIONS

                     THREE MONTHS ENDED SEPTEMBER 30, 1998
               COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997


                                                             Three Months Ended                  Three Months Ended
                                                             September 30, 1998                  September 30, 1997
                                                             ------------------                  ------------------

                                                         Marking        Consolidated         Marking         Consolidated
                                                          (LMC)           (AXCESS)            (LMC)            (AXCESS)
                                                       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                       ------------      ------------      ------------      ------------

Sales ............................................     $    620,062      $    620,062      $  1,525,387      $  1,525,387
Cost of sales ....................................          717,445           717,445         1,024,676         1,024,676
                                                       ------------      ------------      ------------      ------------

     Gross profit ................................     $    (97,383)     $    (97,383)          500,711           500,711
                                                       ------------      ------------      ------------      ------------

Expenses:
     Research and development ....................          234,304           784,304           222,595           222,595
     General and administrative ..................          278,645         1,438,416           569,909         1,497,263
     Selling and marketing .......................          257,058           257,058           268,872           268,872
                                                       ------------      ------------      ------------      ------------
       Total operating expenses ..................          770,007      $  2,479,778      $  1,061,376         1,988,730
                                                       ------------      ------------      ------------      ------------

       Loss from operations ......................         (867,390)       (2,577,161)         (560,665)       (1,488,019)
                                                       ------------      ------------      ------------      ------------

       Other expense, net ........................     $    (26,629)     $   (144,905)     $   (119,326)     $   (380,829)
                                                       ------------      ------------      ------------      ------------
       Loss from continuing operations ...........         (894,019)       (2,722,066)         (679,991)       (1,868,848)
       Discontinued operation:
       Loss from operations, net of income
       taxes .....................................              -            (993,644)              -          (2,437,414)
                                                       ------------      ------------      ------------      ------------
         Loss on disposal of discontinued
           operation, net of income taxes ........              -            (750,000)              -                 -
                                                       ------------      ------------      ------------      ------------
         Loss from discontinued operation ........              -          (1,743,644)              -          (2,437,414)
                                                       ------------      ------------      ------------      ------------
       Net loss before preferred dividends .......     $   (894,019)     $ (4,465,710)     $   (679,991)     $ (4,306,252)
                                                       ============      ============      ============      ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES

Consolidated sales for the three months ended September 30, 1998, were $620,062, representing a decrease of $905,325 or 59.4% from the three months ended September 30, 1997. All sales were generated from the operation of the Company's laser marking business through its LMC subsidiary. Approximately 21% of the decrease in sales was attributable to a decline in foreign sales. The balance of the decrease was caused by the decrease in demand for LMC's existing line of laser marking products. LMC has formed a strategic partnership with Rofin-Sinar UK to develop new laser marking technology. Because the marketplace is aware of this alliance and, accordingly, anticipates the release of a new laser marking product line which incorporates the new technology, sales of existing product lines have been adversely affected. The Company's ability to improve sales in the marking business and to generate sales in its new RFID-based access control and asset management business, may be adversely affected by the volatility of market demand, competition and technological innovations.

Consolidated cost of sales, all of which was attributable to the laser marking business was $717,445 for the three months ended September 30, 1998, representing a decrease of $307,231 or 30% from the three months ended September 30, 1997. The decrease was a direct result of the decrease in sales. Gross margin as a percentage of sales decreased in the third quarter of 1998 to (15.7%) from 32.8% for the same period in 1997. The decrease in gross margin for the three months ended September 30, 1998, was due to a $350,000 increase in the cost of sales for the three months ended September 30, 1998, from an inventory write-down of existing laser marking inventory that does not incorporate the new technology described above.

Consolidated research and development expense were $784,304 for the three months ended September 30, 1998, representing an increase of $561,709 or a 252.3% increase over the three months ended September 30, 1998. Substantially all of the increase was due to the expenditures for new product development costs associated with the Technology Development Agreement with XL Vision, Inc., a Safeguard Scientific partnership company.

Consolidated general and administrative expenses for the three months ended September 30, 1998, were $1,438,416, representing a decrease of $58,847 or 3.9% from the three months ended September 30, 1997.

Consolidated selling and marketing expenses for the three months ended September 30, 1998, were $257,058, representing a decrease of $11,814 or 4.4% from the three months ended September 30, 1997. This decrease was the result of lower sales during the current period.

Other expense, net, decreased 62% from $380,829 for the three months ended September 30, 1997 to $144,905 for the three months ended September 30, 1998 primarily as a result of lower interest expense, as the beneficial conversion features of the Company's convertible notes payable was fully accreted to interest expense during 1997.

The consolidated loss from continuing operations for the three months ended September 30, 1998, was $2,722,066, compared to the $1,868,848 loss incurred in the same period of 1997 for an increase of $853,218 or 45.7%. The key components of the increased loss are the $598,094 decline in gross profit of the laser marking business and increased research and development expenses of $561,709, offset by interest expense which decreased by $409,085.

The loss from discontinued operations was $1,743,644 for the three months ended September 30, 1998, a decrease of $693,770 from the same period in 1997. The loss from operation of the discontinued imaging business improved by $1,443,770 from $2,437,414 for the three months ended September 30, 1997 to $993,644 for the comparable period in 1998, primarily due to a reduction in selling and marketing expenses. The loss on disposal of $750,000 was recorded during the three months ended September 30, 1998.

Net loss before preferred dividends was $4,465,710 for the three months ended September 30, 1998, compared to $4,306,262 for the three months ended September 30, 1997, an increase of $159,448 or 3.7%. The $693,770 lower loss from discontinued operation offset part of the $853,218 increased loss from continuing operations.

                          AXCESS INC. AND SUBSIDIARIES

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997



                                                             Nine Months Ended                          Nine Months Ended
                                                            September 30, 1998                         September 30, 1997
                                                            ------------------                         ------------------
                                                         Marking         Consolidated          Marking         Consolidated
                                                          (LMC)            (AXCESS)             (LMC)            (AXCESS)
                                                       (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                       ------------       ------------       ------------       ------------
Sales ............................................     $  4,410,529       $  4,410,529       $  5,227,648       $  5,227,648
Cost of sales ....................................        3,125,969          3,125,969          3,135,789          3,135,789
                                                       ------------       ------------       ------------       ------------

   Gross profit ..................................     $  1,284,560       $  1,284,560          2,091,859          2,091,859
                                                                          ------------

   Gross margin %                                                29%                29%                40%                40%
Expenses:
     Research and development ....................          733,852          2,983,852            747,377            747,377
     General and administrative ..................          995,877          4,153,084          1,372,282          3,912,620
     Selling and marketing .......................          823,163            823,163            967,552            967,552
                                                       ------------       ------------       ------------       ------------
        Total operating expenses .................        2,552,892       $  7,960,099       $  3,087,211          5,627,549
                                                       ------------       ------------       ------------       ------------

        Loss from operations .....................       (1,268,332)        (6,675,539)          (995,352)        (3,535,690)
                                                       ------------       ------------       ------------       ------------

Other expense, net ...............................     $    (86,675)      $   (519,435)      $   (224,333)      $ (1,251,585)
                                                       ------------       ------------       ------------       ------------
Loss from continuing operations ..................       (1,355,007)        (7,194,974)        (1,219,685)        (4,787,255)
Discontinued operation:
   Loss from operations, net of income
    taxes ........................................              -           (2,526,513)               -           (3,889,644)
                                                                          ------------       ------------       ------------

   Loss on disposal of discontinued
   operation, net of income taxes ................              -             (750,000)               -                  -
                                                       ------------       ------------
     Loss from discontinued operation ............              -           (3,276,513)               -           (3,889,644)
                                                       ------------       ------------       ------------       ------------
     Net loss before preferred dividends .........     $ (1,355,007)      $(10,471,487)      $ (1,219,685)      $ (8,676,899)
                                                       ============       ============       ============       ============

Consolidated sales, wholly attributable to the laser marking business, were $4,410,529 for the nine months ended September 30, 1998, representing a decrease of $817,118 or a 15.6% decrease from the nine months ended September 30, 1997. Approximately $1,272,000 is due to a decrease in system sales, which was caused by a overall slow down in sales in Southeast Asia during the third quarter of 1998. This decrease was partially offset by $454,610 from after-market sales. The Company's ability to improve future sales in the marking business, and to generate sales in its new RFID-based access control and asset management solutions business, may be adversely affected by the volatility of market demand, competition and technological innovations.

Consolidated cost of sales for the nine months ended September 30, 1998, was $3,125,969, representing a decrease of $9,820 or a 0.3% decrease from the first nine months of 1997. This decrease was attributable to the decrease in sales from the laser marking business. Gross margin as a percentage of sales decreased in the third quarter of 1998 to 29% from 40% for the same period in 1997. The decrease in gross margin for the nine months ended September 30, 1998, was due to a $350,000 increase in the cost of sales for the three months

                          AXCESS INC. AND SUBSIDIARIES

ended September 30, 1998, from an inventory write-down of existing laser marking inventory that does not incorporate the new technology described in the three month comparison above.

Consolidated research and development expenses were $2,983,852 for the nine months ended September 30, 1998, representing an increase of $2,236,475 or 299% over the first nine months of 1997. Substantially all of the increase was due to the expenditures for new product development costs associated with the Technology Development Agreement with XL Vision, Inc., a Safeguard Scientific partnership company.

Consolidated general and administrative expenses for the nine months ended September 30, 1998 totaled $4,153,084, an increase of $240,464, or 5.8%, from the same period a year earlier, primarily as a result of legal expenses and litigation-related provisions.

Selling and marketing expenses, wholly attributable to the marking business, decreased by $144,389, or 14.9%, from $967,552 for the nine months ended September 30, 1997 to $823,163 for the same period in 1998. The reduction is consistent with the 15.6% decline in sales during the same time period.

Other expense, net, was $519,435 for the nine months ended September 30, 1998, compared to $1,251,565 during the same period in 1997. The decrease of $732,130 included $656,595 in reduced interest expense, as the beneficial conversion features of the Company's convertible notes payable was fully accreted to interest expense during 1997.

The loss from continuing operations for the nine months ended September 30, 1998 was $7,194,974, an increase of $2,407,719 compared to the nine months ended September 30, 1997. The primary elements of the increased loss are the additional $2,236,745 of research and development costs associated with the XL Vision, Inc.
technology development and sales decline in the marking business.

Loss from discontinued operation decreased $613,131 to $3,276,513 for the nine months ended September 30, 1998 from $3,889,644 for nine months ended September 30, 1997. The loss from operation of the discontinued imaging business decreased $1,363,131, primarily due to reduced selling and marketing expenses. The loss on disposal of $750,000 was recorded in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has utilized the proceeds from a number of public and private sales of its equity and debt securities and the exercise of options and warrants to meet its working capital requirements.

Cash and cash equivalents decreased $1,579,401 at September 30, 1998 compared to December 31, 1997. Financing activities generated net cash of $7,965,166 principally from the sale of preferred stock. Operating activities used net cash principally to support the loss from continuing operations before preferred dividends, the loss from discontinued operation, the acquisition of the RFID technology, plus decreases in accounts payable and accrued liabilities. Capital expenditures amounted to $226,109 compared to $44,264 for the same period in 1997.

The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's existing product sales, its ability to grow the RFID business, the Company's operating results and the status of competitive products. In addition, if the Company elects to continue to acquire the document reader, digital camera and dithering technology that it has a right to acquire from XL Vision, Inc. ("XLV") under the terms of the Intellectual Property Transfer Agreement by and between the Company and XLV, the Company will be obligated to pay XLV an additional $550,000. Although the Company's actual working capital needs depend upon numerous factors, including actual expenditures and revenues generated from its operations as compared to its business plan, the Company does not anticipate that its existing working capital resources and revenues from operations will be adequate to satisfy its working capital requirements for the remainder of the year. The Company received more than $11 million of new financing, in the form of convertible preferred stock purchases, from an existing institutional investor (See Note 6 to Notes to Unaudited

                          AXCESS INC. AND SUBSIDIARIES

Condensed Consolidated Financial Statements included herein) during the first nine months of 1998. This same institutional investor has continued to provide funding sufficient to meet the Company's needs through the date of this filing and has committed to provide the balance of the Company's 1998 funding needs. In addition, the Company closed on the sale-leaseback of LMC's headquarters facility in Albuquerque, New Mexico in November, which generated cash of $730,000 and released the Company from its obligations under the City of Albuquerque's industrial revenue bonds. In 1999 the Company's primary liquidity need will either be for working capital to support revenue growth or to fund operating losses until there is sufficient revenue growth. The Company is pursuing lending sources to obtain a working capital facility to support expected revenue growth and believes the existing institutional investor will continue to provide capital until the Company actually obtains such working capital facility. There can be no assurance however, that the Company will be successful in obtaining such lending facilities or capital.

YEAR 2000 COMPLIANCE

         The Company's management recognizes the need to ensure that its operations and relationships with vendors, customers and other third parties will not be adversely impacted by the Year 2000 issue. The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. Based on its assessment, the Company determined a portion of its software and certain hardware will require modification or replacement so that those systems will properly utilize dates beyond December 31, 1999. The Company's assessment indicated that its significant information technology systems would not be affected.

         The Company has also established a program to review its product line and identify date-sensitive inventory and the level of Year 2000 compliance that the part supports. This program is to ensure that customers receive products that are Year 2000 compliant, or at a minimum, are made aware of products that are not compliant. The Company also depends on the systems of its suppliers and customers. Consequently, the Company is in the process of receiving adequate assurances from its suppliers and customers that those systems on which the Company relies are or will be Year 2000 compliant before the end of 1999.

         To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third party systems to be Year 2000 compliant. These contingency plans have not yet been developed, but are expected to be developed and implemented by the end of 1999.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Further, the failure of the Company or third parties upon which the Company relies, to identify Year 2000 issues and successfully and timely resolve them could have a material adverse impact on the operations of the Company.

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

                          AXCESS INC. AND SUBSIDIARIES


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

SHARES ELIGIBLE FOR FUTURE SALE; CONVERTIBLE SECURITIES AND WARRANTS

Future sales of common stock in the public market by existing stockholders, warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of AXCESS' common stock. At September 30, 1998, an aggregate of approximately 1,706,855 shares of Common Stock were freely tradable without restriction under the Securities Act of 1933 (the "Securities Act"). In addition, up to 772,573 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

As of September 30, 1998, there were 57,692, 52,817 and 35,427 shares of Series A, B and C convertible preferred stock outstanding, respectively. Each share of Series A, B and C convertible preferred stock is convertible at any time, at the option of the holder, into one share of common stock. As of September 30, 1998, there were 995 and 792 shares of Series G and Series H convertible preferred stock outstanding, respectively. Each share of Series G and H convertible preferred stock has a stated value of $10,000 per share. Shares of the Series G convertible preferred stock are convertible at any time, at the option of the holder, into common stock based upon a conversion price of $4.00 per share. Shares of the Series H convertible preferred stock are convertible at any time, at the option of the holder, into non-voting common stock based on a conversion price of $4.00 per share.

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

                          AXCESS INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

As previously reported in the Company's report on Form 10-QSB for the period ended March 31, 1998, on February 28, 1996, an investor group filed suit against the Company in the United States District Court for the Southern District of New York. This lawsuit arises out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 70,000 shares of the Company's common stock at a price of $9.90 per share. The option had been granted to the Company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day, the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former President and CEO and was not transferable to third-parties. The lawsuit seeks issuance and registration of the 70,000 shares upon payment of the exercise price, or in the alternative, monetary damages, which the investor group alleges to be not less than $2,800,000. On May 1, 1996 the Company moved to dismiss the complaint on the grounds that the court in New York lacked personal jurisdiction over the Company. The court denied the motion to dismiss by order dated June 10, 1997. Subsequently, the Company filed an answer, denying the material allegations of the complaint and asserting various defenses. On December 31, 1997, Plaintiffs moved for partial summary judgment on the question of liability, as to whether or not the option was assignable. The Company filed papers opposing this motion on or about January 26, 1998. On September 30, 1998, the court granted Plaintiffs' partial summary judgment after determining that the option was assignable. The Company intends to vigorously oppose the amount of damages claimed by the Plaintiffs. However, there can be no assurances that the Company will prevail in the pending litigation, and an adverse outcome could have a material adverse effect upon the financial position and liquidity of the Company.

         On September 17, 1998, the Plaintiffs filed a separate suit against Amphion Ventures L.P., Antiope Partners L.L.C., J.P. Morgan Investment Corporation and two of the Company's directors, Richard C.E. Morgan and Seth Cunningham, which asserts claims for tortious interference by these Defendants in connection with the investor group's attempt to exercise the option described above. The Defendants believe these claims are without merit and intend to vigorously defend these claims.

ITEM 2.     CHANGES IN SECURITIES.

During the third quarter of 1998, the Company issued unregistered securities in connection with each of the transactions described below.

The issuance of preferred stock and common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates and warrants.

Amphion Ventures L.P. purchased 396 shares of Series H Convertible Preferred Stock (the "Series H Preferred Stock") during the three month period ended September 30, 1998, for an aggregate purchase price of $3,960,000. The purchase price was payable primarily by the delivery of unconditional promissory notes payable to the Company by Amphion Ventures L.P., the balance of which was $2,505,000 as of September 30, 1998.

Each share of Series H Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of non-voting common stock of the Company equal to the quotient of (i) the aggregate original Series H Preferred Stock issue price of the shares ($10,000/share) being divided by (ii) the

                          AXCESS INC. AND SUBSIDIARIES

conversion price, which is currently $4.00 and is subject to adjustment from time to time. Although the Company's non-voting common stock may be converted to common stock at any time by a holder thereof, Amphion Ventures L.P. has agreed not to convert any shares of non-voting common stock to common stock until the Company has issued 500,000 shares of common stock to XL Vision, Inc. under the terms of the Technology Development Agreement by and between the Company and XL Vision, Inc. unless Amphion Ventures L.P. receives the prior written consent of the Company.

         The Company issued 400,000 shares of restricted common stock to ASGI, Inc. and Nauta, Inc., in connection with the acquisition by the Company of certain intellectual property assets from those companies.
See Exhibits and Reports on Form 8-K below.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As contemplated in the Company's Proxy Statement which was mailed to stockholders beginning June 23, 1998, the Company's stockholders elected Richard C.E. Morgan, Harry S. Budow, Jean-Pierre Arnaudo, Eugene A. Bourque, Richard M. Clarke, Paul J. Coleman, Jr., C. Seth Cunningham and Gregory W. Haskell as directors of the Company to serve until the next annual meeting of stockholders. The Company's stockholders also considered the following proposals:

1. To ratify the selection of KPMG Peat Marwick LLP as the independent auditor of the Company for the year ending December 31, 1998;

2.       To consider and vote on the Director Compensation Plan;

3. To amend the Stock Option Plan to increase the number of authorized shares thereunder from 50,000 to 900,000;

4. To issue up to 1,000,000 shares of the Company's common stock to XL Vision, Inc., in connection with the terms of the Intellectual Property Transfer Agreement dated as of January 7, 1998, by and between the Company and XLV; and

5. To issue more than twenty percent of the Company's common stock at a per share price potentially less than the per share market price on the date of issuance to holders of the Company's Series G Preferred Stock upon conversion of such preferred stock by the holders thereof.

         Each of the foregoing proposals, including the election of directors, were approved at the Company's annual meeting of stockholders on July 21, 1998. Each board nominee received the number of votes indicated below.


                                        Number of Votes Cast             Number of Votes Cast
     Nominee                                for Election                 Against or Withheld
     -------                                ------------                 -------------------

Richard C.E. Morgan                           3,071,659                         319,222

Harry S. Budow                                3,071,641                         319,222

Jean-Pierre Arnaudo                           3,071,591                         319,272

Eugene A. Bourque                             3,071,591                         319,272

Richard M. Clarke                             3,071,581                         319,282

Paul J. Coleman, Jr.                          3,071,591                         319,272

                          AXCESS INC. AND SUBSIDIARIES


                                         Number of Votes Cast              Number of Votes Cast
       Nominee                               for Election                  Against or Withheld
       -------                               ------------                  -------------------

C. Seth Cunningham                            3,071,641                         319,222

Gregory W. Haskell                            3,071,641                         319,222


         With respect to the approval of Proposal 1 described above, the votes cast and against, as well as the number of abstentions were as follows:



                           For                        3,363,580
                           Against                       35,282
                           Abstentions                   53,172


         With respect to the approval of Proposal 2 described above, the votes cast for and against, as well as the number of abstentions were as follows:


                           For                        2,024,967
                           Against                      100,373
                           Abstentions                  298,697

         With respect to the approval of Proposal 3 described above, the votes cast for and against, as well as the number of abstentions were as follows:


                           For                        2,145,801
                           Against                      102,876
                           Abstentions                  144,089

         With respect to the approval of Proposal 4 described above, the votes cast for and against, as well as the number of abstentions were as follows:

                           For                        2,306,521
                           Against                       64,870
                           Abstentions                   18,742

         With respect to the approval of Proposal 5 described above, the votes cast for and against, as well as the number of abstentions were as follows:


                           For                        2,261,080
                           Against                      106,804
                           Abstentions                   25,304

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

              3.1     --Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration
                      No. 2-80946).

                          AXCESS INC. AND SUBSIDIARIES


              3.2     --By-laws of AXCESS. Incorporated herein by reference to
                      Exhibit 3.2 to the Company's Registration Statement on
                      Form S-1 (Registration No. 2-80946).

              3.3     --First Amendment to Certificate of Incorporation of
                      AXCESS dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1987.

              3.4     --Second Amendment to Certificate of Incorporation of
                      AXCESS, dated May 27, 1987. Incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1987.

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

              4.2     --Certificate of Designation of the Company's Series G
                      Preferred Stock. Incorporated herein by reference to
                      Exhibit 4.5 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1997.

              4.3     --Certificate of Designation of the Company's Series H
                      Preferred Stock. Incorporated herein by reference to
                      Exhibit 4.3 to the Company's Quarterly Report on Form
                      10-QSB for the three month period ended March 31, 1998.

              10.1    --License agreement, dated June 30, 1988, between the
                      Company and Poodles Corporation. Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1988.

                          AXCESS INC. AND SUBSIDIARIES

              10.2    --1991 Incentive Stock Option Plan, dated August 14, 1991.
                      Incorporated herein by reference to Exhibit 10.10 to Laser technics' Annual Report on Form 10-QSB for the year ended
                      December 31, 1991.

              10.3    --Purchase Agreement between Sandia Europe and Jean-Luc
                      Poutchnine, Alain Quilleau and Philippe Bonnevie, dated
                      March 4, 1994. Incorporated herein by reference to Exhibit
                      10.15 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1994.

              10.4 --Letter confirming sale of shares of AXCESS Common Stock to Singapore Precision Industries PTE LTD, dated May 12,
                      1994. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1994.

              10.5 --Advisory and investment banking services agreement between AXCESS and Wolfensohn International, Inc., dated
                      May 19, 1993. Incorporated herein by reference to Exhibit
                      10.18 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1994.

              10.6 --Purchase of Common Stock and Convertible Note Agreement between the Company and J.P. Morgan Investment
                      Corporation, dated July 8, 1994. Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1994.

              10.7    --OEM License Agreement between Sandia and Xerox
                      Corporation, dated January 6, 1995. Incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1994.

              10.8    --Demand Promissory Note issued to J.P. Morgan Investment
                      Corporation, dated December 19, 1994. Incorporated herein by reference to Exhibit 10.21 to the Company's Annual
                      Report on Form 10-QSB for the year ended December 31, 1994.

              10.9    --Demand Promissory Note issued to J.P. Morgan Investment
                      Corporation, dated December 31, 1994. Incorporated herein by reference to Exhibit 10.22 to the Company's Annual
                      Report on Form 10-QSB for the year ended December 31, 1994.

              10.10 --Amendment to the OEM License Agreement between Sandia and Xerox Corporation, dated December 27, 1996.
                      Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-QSB for the year ended
                      December 31, 1996.

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


                          AXCESS INC. AND SUBSIDIARIES


              10.13 --Note Purchase Agreement dated June 25, 1997, by and among AXCESS, J.P. Morgan Investment Corporation and
                      Wolfensohn Associates L.P. Incorporated by reference to
                      Exhibit 10.15 to the Company's Quarterly Report on Form
                      10-QSB for the period ended September 30, 1997.

              10.14   --Intellectual Property Transfer Agreement dated January
                      8, 1998, by and between XL Vision, Inc. and Sandia Imaging
                      Systems Corporation. Incorporated herein by reference to
                      Exhibit 10.15 to the Company's Annual Report on Form
                      10-QSB for the year ended December 31, 1997.

              10.15   --Amendment to Notes and Note Purchase Agreement dated
                      December 31, 1997, by and among the Company, Antiope
                      Partners L.L.C. and J.P. Morgan Investment Corporation.
                      Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-QSB, as amended, for the year ended December 31, 1997.

              10.16   --Series G Preferred stock Purchase Agreement dated
                      December 29, 1997, by and between the Company and Amphion
                      Ventures L.P. Incorporated herein by reference to Exhibit
                      10.17 to the Company's Annual Report on Form 10-QSB, as amended, for the year ended December 31, 1997.

              10.17   --Pledge Agreement dated August 18, 1997, by and among the
                      Company, Antiope Partners L.L.C. and J.P. Morgan
                      Investment Corporation. Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form
                      10-QSB, as amended, in the year ended December 31, 1997.

              10.18   --Preferred Stock Exchange Agreement dated January 8,
                      1998, by and among the Company, Antiope Partners L.L.C.
                      and H.T. Ardinger. Incorporated herein by reference to
                      Exhibit 10.19 to the Company's Annual Report on Form
                      10-QSB, as amended, in the year ended December 31, 1997.

              10.19   --Form of Warrant to purchase shares of the Company's
                      Common Stock issued to Antiope Partners L.L.C. and Amphion
                      Ventures L.P. Incorporated herein by reference to Exhibit
                      10.20 to the Company's Annual Report on Form 10-QSB, as amended, in the year ended December 31, 1997.

              10.20 --Settlement Agreement dated as of April 21, 1998, by and between the Company and Xerox Corporation. Incorporated herein by reference to Exhibit 10.21 to the Company's
                      Annual Report on Form 10-QSB, as amended, in the year ended December 31, 1997.

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


                          AXCESS INC. AND SUBSIDIARIES


              10.23 --Promissory Note executed by the Company payable to Amphion Ventures L.P. Incorporated herein by reference to
                      Exhibit 10.23 to the Company's Quarterly Report on Form
                      10-QSB for the three month period ended March 31, 1998.

              27      --Financial Data Schedule.*



     ----------------
     *Filed herewith.


     B.       REPORTS ON FORM 8-K

     A report on Form 8-K was filed by the Company on September 23, 1998, reporting that during September, 1998, the Company acquired certain RF-ID (Radio-Frequency Identification) technology assets from ASGI, Inc. and Nauta, Inc. The intellectual property assets included a patent, trade secret rights, software, hardware, product designs and all other technical information necessary for the Company to manufacture and market radio frequency identification products in the areas of access control and asset management.

                          AXCESS INC. AND SUBSIDIARIES

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AXCESS, INC.


Date: November 16, 1998       By: /s/ Danny G. Hair
                                 -----------------------------------------------
                                  Danny G. Hair, Executive Vice President,
                                    Chief Financial Officer and Secretary
                                  (Principal Accounting and Financial Officer)

                          AXCESS INC. AND SUBSIDIARIES

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

3.3           --First Amendment to Certificate of Incorporation of AXCESS dated
              June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-QSB for the year ended
              December 31, 1987.

3.4 --Second Amendment to Certificate of Incorporation of AXCESS, dated May 27, 1987. Incorporated herein by reference to Exhibit
              3.4 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1987.

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



                          AXCESS INC. AND SUBSIDIARIES


4.2           --Certificate of Designation of AXCESS Series G Preferred Stock.
              Incorporated herein by reference to Exhibit 4.5 to the Company's
              Annual Report on Form 10-QSB for the year ended December 31, 1997.

4.3           --Certificate of Designation of the Company's Series H Preferred
              Stock. Incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-QSB for the three month period ended March 31, 1998.

10.1          --License Agreement, dated June 30, 1988, between the Company and
              Poodles Corporation. Incorporated herein by reference to Exhibit
              10.17 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1988.

10.2          --1991 Incentive Stock Option Plan, dated August 14, 1991.
              Incorporated herein by reference to Exhibit 10.10 to Laser technics' Annual Report on Form 10-QSB for the year ended December
              31, 1991.

10.3          --Purchase Agreement between Sandia Europe and Jean-Luc
              Poutchnine, Alain Quilleau and Philippe Bonnevie, dated March 4,
              1994. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-QSB for the year ended December
              31, 1994.

10.4 --Letter confirming sale of shares of AXCESS Common Stock to Singapore Precision Industries PTE LTD, dated May 12, 1994.
              Incorporated herein by reference to Exhibit 10.16 to the Company's
              Annual Report on Form 10-QSB for the year ended December 31, 1994.

10.5 --Advisory and investment banking services agreement between AXCESS and Wolfensohn International, Inc., dated May 19, 1993.
              Incorporated herein by reference to Exhibit 10.18 to the Company's
              Annual Report on Form 10-QSB for the year ended December 31, 1994.

10.6 --Purchase of Common Stock and Convertible Note Agreement between the Company and J.P. Morgan Investment Corporation, dated July 8,
              1994. Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-QSB for the year ended December
              31, 1994.

10.7 --OEM License Agreement between Sandia and Xerox Corporation, dated January 6, 1995. Incorporated herein by reference to Exhibit
              10.20 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1994.

10.8          --Demand Promissory Note issued to J.P. Morgan Investment
              Corporation, dated December 19, 1994. Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form
              10-QSB for the year ended December 31, 1994.

10.9          --Demand Promissory Note issued to J.P. Morgan Investment
              Corporation, dated December 31, 1994. Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form
              10-QSB for the year ended December 31, 1994.


                          AXCESS INC. AND SUBSIDIARIES


10.10         --Amendment to the OEM License Agreement between Sandia and Xerox
              Corporation, dated December 27, 1996. Incorporated by reference to
              Exhibit 10.12 to the Company's Annual Report on Form 10-QSB for the year ended December 31, 1996.

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

10.14 --Intellectual Property Transfer Agreement dated January 8, 1998, by and between XL Vision, Inc. and Sandia Imaging Systems
              Corporation. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-QSB for the year ended
              December 31, 1997.

10.15         --Amendment to Notes and Note Purchase Agreement dated December
              31, 1997, by and among the Company, Antiope Partners L.L.C. and
              J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form
              10-QSB, as amended, for the year ended December 31, 1997.

10.16         --Series G Preferred Stock Purchase Agreement dated December 29,
              1997, by and between the Company and Amphion Ventures L.P.
              Incorporated herein by reference to Exhibit 10.17 to the Company's
              Annual Report on Form 10-QSB, as amended, for the year ended
              December 31, 1997.

10.17         --Pledge Agreement dated August 18, 1997, by and among the
              Company, Antiope Partners L.L.C. and J.P. Morgan Investment
              Corporation. Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-QSB, as amended, in the year ended December 31, 1997.

10.18 --Preferred Stock Exchange Agreement dated January 8, 1998, by and among the Company, Antiope Partners L.L.C. and H.T. Ardinger.
              Incorporated herein by reference to Exhibit 10.19 to the Company's
              Annual Report on Form 10-QSB, as amended, in the year ended
              December 31, 1997.

10.19 --Form of Warrant to purchase shares of the Company's Common Stock issued to Antiope Partners L.L.C. and Amphion Ventures L.P.
              Incorporated herein by reference to Exhibit 10.20 to the Company's
              Annual Report on Form 10-QSB, as amended, in the year ended
              December 31, 1997.



                          AXCESS INC. AND SUBSIDIARIES


10.20 --Settlement Agreement dated as of April 21, 1998, by and between the Company and Xerox Corporation. Incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form
              10-QSB, as amended, in the year ended December 31, 1997.

10.21         --Series H Preferred stock Purchase Agreement dated March 27,
              1998, by and between the Company and Amphion Ventures L.P.
              Incorporated herein by reference to Exhibit 10.21 to the Company's
              Quarterly Report on Form 10-QSB for the three month period ended
              March 31, 1998.

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


* Filed herewith.