Form 10KSB
period 1998-12-31
AXCESS INC/TX
filed 1999-04-01
CIK 710597

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                  FORM 10-KSB
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                 (972) 407-6080
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

  COMMON STOCK, PAR VALUE $.01 PER SHARE                  3,179,368
            (Title of Class)                    (Number of Shares Outstanding
                                                     as of March 19, 1999)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 1998 were $43,146. There were 112,492 shares of non-voting common stock outstanding as of March 19, 1999.

The aggregate market value of voting and non-voting common stock held by nonaffiliates of the Issuer is approximately $3,050,760. This amount was calculated by reducing the total number of shares of the Issuer's common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the Issuer's common stock, and multiplying the remainder by the average of the bid and asked price for the Issuer's common stock on March 19, 1999, as reported on the over-the-counter Nasdaq SmallCap Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the Issuer may be deemed an affiliate of the Issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [ ]

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

AXCESS Inc., a Delaware corporation, was formed in November 1982 (as Lasertechnics, Inc.). AXCESS is principally engaged in providing Radio Frequency Identification ("RFID") products through dealers and distributors for tracking assets, vehicles and personnel. See "Business - RFID Systems and Services." The company's principal offices are located at 3208 Commander Drive, Carrollton, Texas, 75006, and its telephone number is 972-407-6080.

Discontinued Operations: Sandia Imaging Systems Corporation, a Delaware corporation and 96% owned subsidiary of the company, was engaged in distributing and reselling high-end dye-sublimation card printers and consumables until its operations were discontinued in October 1998. The company sold this business in December 1998. Lasertechnics Marking Corporation, a Delaware corporation and wholly-owned subsidiary of the company, was engaged in fabricating, distributing and selling high speed laser marking equipment used by manufacturers on various food products, other date sensitive consumer goods and industrial products to minimize product counterfeiting, facilitate inventory control and insure product traceability. The company entered into a definitive agreement in March 1999 to sell LMC along with the company's rights and interests in DataGlyph(TM) and the technology under development with XL Vision, Inc. to affiliates of Amphion Capital Management, a major stockholder of the company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

RFID TECHNOLOGY ACQUISITION

In September 1998, the company consummated the acquisition of the RFID based intellectual property assets of ASGI, Inc. and Nauta, Inc. The intellectual property assets included a patent, trade secret rights, software, hardware, product designs and all other technical information necessary for the company to manufacture and market radio frequency identification products to the access control and asset management markets. These assets will be further developed and enhanced by the company in connection with its efforts to develop and market products which utilize RFID based intellectual property assets. See "Business - Patents."

RFID SYSTEMS AND SERVICES

The company designs the hardware components of its RFID products and outsources all manufacturing operations. Once the hardware components are combined with the company's software, the RFID systems are capable of identifying and tracking assets, vehicles and personnel. The company's RFID systems consist of radio frequency tags, antennas and readers. Tags are affixed to assets, personnel ID badges or vehicles, depending on the application. The company's RFID system is active rather than passive. Active systems have a battery in the tag which offers greater range than passive systems. The tags contain tiny transmitters/receivers that communicate with the reader through an antenna located next to a transportation lane, doorway or covertly installed in a ceiling, wall or picture frame. As the tag enters the coverage zone the reader transmits a "wake up" signal to activate the tag. Encoded in the activation signal is a command with special instructions for the tag. The tag interprets these instructions and responds accordingly by permitting or denying access via an alarm sound or a gate (door) being opened.

The company sells and markets its RFID systems to end users through indirect channels such as distributors, VAR's (value added resellers), OEM's (original equipment manufacturers) and dealers. The use of these indirect sales and distribution channels by the company permits it to operate with a smaller sales and support staff, as well as reduces marketing expenses compared to direct-to-user sales channel efforts.

Examples of specific applications of the company's RFID systems are:

         o Automatic Vehicle Access Control and Tracking for Commercial Access Control, Residential Gate Control, Fleet Management, and Parking Systems;

         o Automatic Asset Identification for Theft Deterrence, Covert Monitoring, and Asset and Personnel Tracking; and

         o Automatic Personnel Identification for Access Control, Personnel Tracking, Time and Attendance, Compliance Monitoring, Marshaling and Mustering, and Guard Tour.

RFID HARDWARE AND SOFTWARE

Each RFID system requires three components: tags; readers; and antennas. The hardware configuration may vary, however, depending on the specific application. In some applications an end user may utilize an antenna tuning unit which allows the installer to vary the field coverage area. The tags are high performance active tags containing an on-board battery. Branded NeuroTags(R) respond to the reader which is the electronic "brain" of the system. It detects the tag and interfaces with the host equipment via standard communication protocols.

Antennas come in three types. A bar antenna is utilized in monitoring applications for personnel, vehicles and assets. A road loop antenna is buried in the pavement and is well suited for tagged vehicles and equipment. The picture frame antenna provides a "hidden" coverage zone for tracking people and assets. Secure Monitor(TM) is the resource management software which is used in combination with the NeuroTag RFID system to locate personnel, vehicles and assets in real-time.

RESEARCH AND DEVELOPMENT

Although the RFID technology acquired by the company had been in development and use for some time, significant modifications and enhancements were made to the technology by the company since its acquisition. These modification and enhancements were necessary for the successful commercialization of the RFID systems. Since its acquisition of the RFID technology in September 1998, the company has expended approximately $389,000 through December 31, 1998, to upgrade the software and hardware. The company expects to continue to upgrade, enhance and develop the technology through continued research and development expenditures in 1999 and the future.

PATENTS AND PROPRIETARY TECHNOLOGY

The company relies on a combination of patents, trade secrets, technology licenses, and other intellectual property rights. The company has several patents in various stages of prosecution with the necessary global patent authorities and several additional patents being prepared for filing. The company intends to protect and enforce its intellectual property rights to the fullest extent and to preserve its rights relating to its key product technologies. The company has registered a number of trade and service marks, including but not limited to the following: AXCESS Inc.(TM); the AXCESS Inc.
(logo)(TM); NeuroTag(R); Functional Linkage(TM); TAG-to-TAG(TM); and Secure Monitor(TM).

COMPETITION

Competing technologies are generally specialized for specific market application segments. The characteristics and attributes of the applications generally cause one technology to be more applicable than other competing technologies. Passive tags are commonly used in a number of retail environments where the individual item is relatively inexpensive, such that the cost of the tag must also be very low and need only serve a very limited function. Active tags are more commonly used when the individual asset is of relatively higher value and the tag attached to it is to serve multiple purposes. There are currently a limited number of small companies directly competing with the company for applications suited for active RFID technology.

MANUFACTURING AND SUPPLIERS

The company depends upon a number of outside suppliers to manufacture its RFID systems. The company has two tag manufacturers currently in use and one reader manufacturer. The company is currently engaged in discussions with other potential manufacturers. Although to date the company has generally been able to secure adequate manufacturers to produce its RFID systems, the inability of the company in the future to obtain sufficient manufacturers of its RFID systems could have material adverse effects on the company's results of operations.

The company depends on a number of outside suppliers for components of its RFID systems. There are a limited number of components for which there is a single source of supply and the company expects to either identify additional sources of supply, substitute components or make the necessary engineering changes to eliminate any dependence on a component that cannot be obtained from multiple sources. Although the company has generally been able to secure adequate suppliers, the inability of the company in the future to obtain sufficient suppliers of component parts could have material adverse effects on the company's results of operations.

There are currently no formal agreements between the company and its manufacturers or suppliers, but the company has entered into these arrangements with the expectation that these arrangements will lead to long-term relationships or contracts with these suppliers.

SALES AND MARKETING

The company markets, sells and supports dealers, distributors, OEMs, VARs and systems integrators who sell, install and support end users in applying RFID systems and services to their particular application requirements. The company markets to end users as part of its support of this distribution channel, but does not sell direct to end users.

EMPLOYEES

As of December 31, 1998, the company employed 41 people, excluding LMC.

GOVERNMENT REGULATION

Government regulations have not had, nor are they expected to have, a material effect on the company's financial condition, results of operations or competitive position.

ENVIRONMENTAL FACTORS

There has been, and it is anticipated that there will continue to be, no material effect upon the company's capital expenditures, earnings, or competitive position due to compliance with existing provisions of federal, state and local laws regulating the discharge of material into, or otherwise relating to the protection of, the environment.

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

The company has also established a program to review its product line of RFID systems and identify date-sensitive inventory and the level of Year 2000 compliance of its RFID systems. This program is to ensure that customers receive systems that are Year 2000 compliant, or at a minimum, are made aware of systems that are not compliant. The company also depends on the systems of its suppliers, manufacturers and customers. Consequently, the company is in the process of receiving adequate assurances from its suppliers, manufacturers and customers that those systems and the components on which the company relies are or will be Year 2000 compliant before the end of 1999.

To the extent possible, the company will develop and implement contingency plans designed to allow continued operations in the event of failure of the company's or third party systems to be Year 2000 compliant. These contingency plans have substantially been completed, and are expected to be completed and implemented by the end of 1999.

Management of the company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The company does not believe the costs related to the Year 2000 program will be material to its financial position or results of operation. Since the RFID based software and hardware were recently developed and were developed with Year 2000 compliance awareness, Year 2000 compliance is less significant to the company's business than is the case for other businesses.

Management expects to complete its program without incurring any significant incremental expenditures utilizing internal resources. However, the company has not yet completed all necessary phases of the Year 2000 program. Further, the failure of the company or third parties upon which the company relies, to identify Year 2000 issues and successfully and timely resolve them could then have a material adverse impact on the operations of the company.

CAUTIONARY STATEMENTS

Except for the historical information contained herein, this Report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Certain important factors that could cause actual results to differ materially from the company's expectations ("Cautionary Statements") are disclosed in this Report on Form 10-KSB and qualify the forward looking statements included in this Report. All subsequent written and oral forward looking statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RISK FACTORS

Investing in the company's common stock is very risky. You should be able to bear a complete loss of your investment. You should carefully consider the following factors, in addition to the other information in this Form 10-KSB.

History of Losses and Expectation of Future Losses; Uncertainty of Future Profitability

From its incorporation in 1982 through December 31, 1998, the company has incurred an accumulated loss of approximately $83.7 million and has been profitable in only one fiscal year during that time. There can be no assurance that the company will generate sufficient revenues to achieve profitability in the future.

Auditors' Report

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements related to a significant uncertainty with respect to our financial position at December 31, 1998, which states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Between 1996 and 1998, we arranged for an aggregate of $45 million in additional financing. As a result, there can be no assurance that our future financial statements will not include a similar explanatory paragraph if we are unable to raise sufficient funds either through financing or from operations to cover the cost of our operations. The factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

Future Development of RFID Products

Introducing new technology involves risks of "bugs", prior release compatibility, customer modifications affecting standard interfaces, unanticipated application environment anomalies, to name a few. Although we use rigorous testing procedures and protocols, delays in new or modified product introductions or shipments could have a material adverse effect on our results of operation.

Much of our ability to compete in the RFID security segment depends on trade secrets, know-how and proprietary technical knowledge that is unprotected by patents. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, there can be no assurance that these efforts will be successful. Such protections may not preclude competitors from developing products similar to ours. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. There can also be no assurance that third parties will not assert intellectual property infringement claims against us. Any such infringement claim could result in protracted and costly litigation and could have a material adverse effect on our results of operation regardless of the outcome.

Dependence on Manufacturers Suppliers to Produce RFID Systems

If we were unable to obtain sufficient components and manufacturers for the RFID systems, or develop alternative sources, delays in product introductions or shipments could occur and could have a material adverse effect on our results of operation.

Substantial Additional Financing Requirements; Uncertainty of Available Funding

We are currently in discussions with a number of existing and potential corporate, strategic and institutional investors. Our actual funding needs will depend upon numerous factors, however, including actual expenditures and revenues generated from our operations compared to our business plan. Our actual funding needs will also depend on the successful development of the RFID systems and other unanticipated expenditures, none of which can be predicted with certainty. There can be no assurance, however, that we will acquire the additional funding we need to fully pursue our business objectives.

Nasdaq Listing

Our common stock is listed on the Nasdaq SmallCap Market, which requires maintenance of certain quantitative and other standards for continual listing thereon.

On August 22, 1998, the Securities and Exchange Commission approved the New Nasdaq Listing Requirements (as defined below) for continued listing on the Nasdaq SmallCap Market. In particular, the New Nasdaq Listing Requirements require that a company currently included in Nasdaq meet each of the following standards to maintain its continued listing: (i) either (A) net tangible assets (defined as total assets, minus goodwill, minus total liabilities) of $2 million, (B) total market capitalization of $35 million, or (C) net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000;
(ii) public float of at least 500,000 shares, with a market value of at least $1 million; (iii) minimum bid price of $1; (iv) at least two market makers; (v) at least 300 round lot beneficial shareholders; and (vi) compliance with certain corporate governance requirements (the "New Nasdaq Listing Requirements"). As of March 19, 1999, the closing bid price of our common stock was $1.75 per share, which is in excess of the minimum bid price of $1.00 per share established by the New Nasdaq Listing Requirements. There can be no assurance, however, that our continued losses or other factors beyond our control will not cause us to fail to meet such requirements.

Since January 1, 1998, Antiope Partners, L.L.C. ("Antiope Partners") and Amphion Ventures, L.P. ("Amphion Ventures") purchased $12.1 million in shares of our convertible preferred stock to fund our operations and provide for the continued maintenance of our net tangible assets above the New Nasdaq Listing Requirements. As of March 31, 1999, our net tangible assets were in excess of the $2 million threshold established by the New Nasdaq Listing Requirements. Although management believes that we will be able to preserve the listing of our common stock on the Nasdaq SmallCap Market, there can be no assurance that we will be able to do so.

If our common stock were delisted from the Nasdaq SmallCap Market, trading, if any, would likely be conducted in the over-the-counter market on the National Association of Securities Dealers' OTC Bulletin Board and/or on the pink sheets of the National Quotation Bureau. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. In addition, our common stock would be subject to rules promulgated under the Exchange Act applicable to penny stocks. The Commission has adopted regulations that generally define a "penny stock" to be an equity security that has a market price (as determined pursuant to regulations adopted by the Commission) or exercise price of less than $5.00 per share, subject to certain exceptions. By virtue of being listed on the Nasdaq SmallCap Market, our common stock will be exempt from the Definition of "penny stock." If, however, our common stock is removed from the Nasdaq SmallCap Market, our securities may become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Consequently, the penny stock rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of purchasers of our common stock to sell such securities in the secondary market.

Dependence on Key Personnel

We believe that our ability to successfully implement our business strategy is highly dependent on our management and product development team. One of our executive officers has entered into an employment agreement which provides for ninety (90) days severance on termination. The loss of services of one or more of these individuals might hinder the achievement of our development objectives. We are highly dependent on our ability to hire and retain qualified RFID technical personnel. The competition for these employees is intense. We cannot give any assurance that we will continue to be able to hire and retain the qualified personnel needed for our business. The loss of the services of or the failure to recruit key technical personnel could adversely affect our business, operating results and financial condition.

Potential Adverse Effect of Shares Eligible for Future Sale; Outstanding Convertible Securities and Warrants

Future sales of our common stock in the public market by existing stockholders, warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of the our common stock. At December 31, 1998, an aggregate of approximately 1,700,000 shares of common stock were outstanding and freely tradeable without restriction under the Securities Act. In addition, up to 767,000 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

We have reserved approximately 2,300,000 shares of common stock for issuance upon the exercise of outstanding convertible securities and warrants. As of December 31, 1998, there were 57,692, 52,817, 35,427, 623 and 1,688 shares of
Series A, B, C, I and J convertible preferred stock outstanding, respectively. Each share of Series A, B and C convertible preferred stock is convertible at any time, at the option of the holder, into one share of common stock. The conversion price for the Series I and Series J convertible preferred stock is $4.00 per share. See "Recent Sale of Unregistered Securities" below.

There are also currently 584,431 warrants outstanding to acquire the same number of shares of common stock, as well as $535,000 of indebtedness, convertible into common stock at $5.00 per share.

We have also reserved approximately 1,050,000 shares of common stock for issuance to key employees, officers, directors and consultants pursuant to the company's benefit plans. As of December 31, 1998, there were 772,391 options outstanding.

Competition

New competitors are likely to emerge who also see the absence of a dominant player. The RFID segment of the security industry is undergoing, and is expected to continue to undergo, rapid and significant technological change. The development by others of new, improved or more cost-effective processes or products may make our products less attractive or render them commercially obsolete.

Absence of Dividends

We have never declared or paid cash dividends. We do not intend to declare or pay any cash dividends in the foreseeable future.

Small Trading Volume and Volatility of Stock Price

The weekly trading volume of our common stock in the over-the-counter market has varied from a few thousand shares to 400,000 shares, which may tend to increase the volatility of the price. Since January 1994, the closing bid price of our common stock in the over-the-counter market has varied from a low of $1.219 to a high of $85.625 per share. There can be no assurance that the price volatility will not continue in the future.

ITEM 2.  PROPERTIES.

The company leases a 14,508 square foot facility in Carrollton, Texas used for administrative, engineering and sales offices. This facility is rented under a three year agreement that terminates in 2000. The company's facilities are suitable and adequate to accommodate the company's operations.

ITEM 3.  LEGAL PROCEEDINGS.

As previously reported in the company's report on Form 10-QSB for the period ended March 31, 1998, on February 28, 1996, an investor group filed suit against the company in the United States District Court for the Southern District of New York. This lawsuit arises out of the company's refusal to recognize the investor group's attempt to exercise an option to purchase 70,000 shares of the company's common stock at a price of $9.90 per share. The option had been granted to the company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day, the investor group attempted to exercise the option. The company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the company's former President and CEO and was not transferable to third-parties. The lawsuit seeks issuance and registration of the 70,000 shares upon payment of the exercise price, or in the alternative, monetary damages, which the investor group alleges to be not less than $2,800,000 not including pre-judgment interest, fees and expenses. On May 1, 1996 the company moved to dismiss the complaint on the grounds that the court in New York lacked personal jurisdiction over the company. The court denied the motion to dismiss by order dated June 10, 1997. Subsequently, the company filed an answer, denying the material allegations of the complaint and asserting various defenses. On December 31, 1997, plaintiffs moved for partial summary judgment on the question of liability, as to whether or not the option was assignable. The company filed papers opposing this motion on or about January 26, 1998. On September 30, 1998, the court granted plaintiffs' partial summary judgment after determining that the option was assignable.

On September 17, 1998, the plaintiffs filed a separate suit against Amphion Ventures L.P., Antiope Partners L.L.C., J.P. Morgan Investment Corporation and two of the company's directors, Richard C.E. Morgan and Seth Cunningham, which asserts claims for tortious interference by these defendants in connection with the investor group's attempt to exercise the option described above. The defendants filed their answer denying all allegations along with a motion to dismiss the lawsuit.

In March 1999, the plaintiffs, the company and the other named defendants in the second lawsuit described above agreed to the principal terms under which both lawsuits would be settled and dismissed, with prejudice. Although the company anticipates consummating a settlement sometime during the second quarter of 1999, there can be no assurance, however, that the company will consummate any such settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.  MARKET FOR AXCESS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

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



                                             1998 LAST CLOSING PRICES                  1997 LAST CLOSING PRICES
                                             ------------------------                  ------------------------
CALENDAR PERIOD                               LOW                 HIGH                 LOW                   HIGH
---------------                               ---                 ----                 ---                   ----
January 1-March 31                           $3.76               $6.26                $18.76               $26.88
April 1-June 30                               2.19                5.00                 11.88                18.76
July 1-September 30                           1.44                3.38                 10.62                17.50
October 1-December 31                         1.22                2.69                  5.00                12.50

As of December 31, 1998, the company had approximately 1,500 holders of record of voting common stock and one holder of record of non-voting common stock. The company estimates that there were approximately 9,000 beneficial owners of its common stock as of the same date.

The company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future as it contemplates retaining all earnings to finance the continued growth of the company's business. In addition, certain covenants contained in the company's financing arrangements restrict the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 9 and 10 to Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996.

RECENT SALE OF UNREGISTERED SECURITIES

During 1998, the company issued unregistered securities in connection with each of the transactions described below. The issuance of the preferred stock, common stock and warrants were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates and warrants.

EQUITY COMMITMENT BY MAJOR STOCKHOLDER

Prior to the purchase of the 213 shares of Series J Preferred Stock by Amphion Ventures L.P. during the three month period ended December 31, 1998, which is described below under the heading Equity Purchases by Major Stockholder, Amphion Ventures L.P. had previously purchased 205 shares and 792 shares of the company's Series G Convertible Preferred Stock (the "Series G Preferred
Stock") and Series H Convertible Preferred Stock (the "Series H Preferred Stock"), respectively, for a total purchase price of $9,970,000. In October 1998, the company obtained a formal commitment from Amphion Ventures L.P. to purchase up to an additional $2.3 million of shares of either the company's Series G Convertible Preferred Stock (the "Series G Preferred Stock"), Series H Preferred Stock, Series I Convertible Preferred Stock (the "Series I Preferred Stock") or Series J Preferred Stock (the "Series J Preferred Stock"), raising their commitment to a total of $6.3 million, to fund the company's operations (the "1998 Amphion Commitment"). In connection with this commitment, Amphion Ventures L.P. received common stock warrants to purchase 264,998 shares of the company's common stock at an exercise price of $2.50 per share.

Each share of Series I Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of voting common stock of the company equal to the quotient of (a) the aggregate original Series I Preferred Stock issue price of $10,000 per share (the "Original Series I Issue Price") divided by (b) the conversion price of $4.00 per share, which is subject to being adjusted from time to time. See "Exercise of Preferred Stock Reset Right by Stockholders" below. The Series J Preferred Stock is substantially the same as the Series I Preferred Stock, except the Series J Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of the company's non-voting common stock of the company based on the same formula. The original Series J Preferred Stock issue price is also $10,000 per share (the "Original Series J Issue Price").

The Series I Preferred Stock and the Series J Preferred Stock are both subject to the optional redemption at any time by the company, in whole or in part, at a redemption price per share equal to the Original Series I Issue Price or the Original Series J Issue Price, as the case may be, plus any accrued, but unpaid dividends thereon. The company's optional right of redemption is subject to each Series I Preferred Stock or Series J Preferred Stock holder's right, as the case may be, to convert such Series I Preferred Stock or Series J Preferred Stock, as the case may be, into common stock within ten (10) business days after the company's notice of redemption.

The Series I Preferred Stock and the Series J Preferred Stock are also subject to the mandatory conversion by the company into shares of the company's voting or non-voting common stock, as the case may be, if the closing bid price of the company's voting common stock on the Nasdaq SmallCap Market is at least $10.00 per share for a period of at least ninety (90) consecutive trading days. Although the company's non-voting common stock may be converted to common stock at any time by a holder thereof, Amphion Ventures L.P. has agreed not to convert any shares of non-voting common stock to voting common stock without the prior consent of the company.

EXERCISE OF PREFERRED STOCK RESET RIGHT BY STOCKHOLDERS

In connection with the issuance of the company's Series G Preferred Stock and the Series H Preferred Stock during 1997 and 1998, the company agreed with the initial holders of the Series G Preferred Stock and the Series H Preferred Stock, that if, at any time prior to December 31, 1999, the company were to complete an equity financing raising at least $3,000,000 in new equity, such initial holders would have the non-assignable right (the "Reset Right"), but not the obligation to exchange all or a portion of their shares of Series G Preferred Stock or Series H Preferred Stock for shares of a new series of preferred stock with substantially the same terms and conditions offered to the participants in the new equity financing. No such change, however, would result in an increase in the conversion price above $10.00 per share.

The 1998 Amphion Commitment described above triggered the reset right held by the holders of the Series G Preferred Stock and the Series H Preferred Stock. As a result, all of the holders of the Series G Preferred Stock and the Series H Preferred Stock elected to exercise their rights to exchange all shares of Series G Preferred Stock held by such holders for shares of Series I Preferred Stock, as well as all shares of Series H Preferred Stock held by such holders for shares of Series J Preferred Stock.

In connection with its exercise of the Reset Right, Amphion Ventures L.P. exchanged all 405 shares of Series G Preferred Stock held by it for 405 shares of Series I Preferred Stock and all 792 shares of Series H Preferred Stock held by it for 792 shares of Series J Preferred Stock. Also, Antiope Partners L.L.C. converted all 50 shares of Series G Preferred Stock held by it for 50 shares of Series I Preferred Stock and the other holder converted all 40 shares of Series G Preferred Stock held by it for 40 shares of Series I Preferred Stock. The Series I Preferred Stock and Series J Preferred Stock also contain a similar reset provision such that if at any time prior to December 31, 1999, the company were to complete an equity financing with third parties raising at least $1,000,000 in new equity, the initial holders would have the non-assignable right (the "Series I and J Reset Right"), but not the obligation to exchange all or a portion of their shares of Series I Preferred Stock or Series J Preferred Stock for shares of a new series of preferred stock with substantially the same terms and conditions offered to the participants in the new equity financing. Further, if the company fails to complete such an equity financing prior to December 31, 1999, the conversion price of the Series I Preferred Stock and Series J Preferred Stock would automatically be reset to not less than the greater of $1.00 or one-half of the average closing bid price of the company's common stock on the Nasdaq SmallCap Market during the last twenty (20) consecutive trading days of 1999.

EQUITY PURCHASES BY MAJOR STOCKHOLDER

Under the terms of the Amphion Commitment, 213 shares of Series J Convertible Preferred Stock were purchased during the three month period ended December 31, 1998, for an aggregate purchase price of $2,130,000. $1,110,000 of the purchase price was payable primarily by the delivery of unconditional promissory notes payable to the company by Amphion Ventures L.P., the balance of which was paid in full by December 31, 1998. In addition, the company issued 98 shares of Series J Preferred Stock to Amphion Ventures L.P. on December 31, 1998, for a total purchase price of $980,000 and 5 shares of Series J Preferred Stock to Antiope Partners L.L.C. for a total purchase price of $50,000. The purchase price for both of these issuances was payable in cash by each of Amphion Partners L.P. and Antiope Partners L.L.C.

PAYMENT OF DIVIDENDS ON PREFERRED STOCK

The holders of the Series G Preferred Stock, the Series H Preferred Stock, the Series I Preferred Stock and the Series J Preferred Stock are entitled to receive dividends on each such share held by a holder at the annual rate of 8% of the original issue price of each such share ($10,000) payable in arrears, when, as and if declared by the company's board of directors, in cash or additional shares of preferred stock. On December 31, 1998, the company issued:
(a) 71 shares of Series I Preferred Stock to Amphion Ventures L.P. as payment in full for the $710,000 of accrued, but unpaid dividends on the Series I Preferred Stock as of such date (which included all accrued, but unpaid dividends on the Series G Preferred Stock as of the October 31, 1998, exchange date); (b) 4 shares of Series I Preferred Stock to Antiope Partners L.L.C. as payment in full for the $40,000 of accrued, but unpaid dividends on the Series I Preferred Stock as of such date (which included all accrued, but unpaid dividends on the Series G Preferred Stock as of the

October 31, 1998, exchange date); and (c) 30 shares of Series J Preferred Stock to Amphion Ventures L.P. as payment in full for the $300,000 of accrued, but unpaid dividends on the Series J Preferred Stock as of such date (which included all accrued, but unpaid dividends on the Series H Preferred Stock as of the October 31, 1998, exchange date).

CONVERSION OF NOTES PAYABLE BY STOCKHOLDERS

Under the terms of a Note Purchase Agreement dated December 29, 1997 (the "Note Purchase Agreement"), the company borrowed a total of $3,020,233 from Amphion Ventures L.P. ($400,000), Antiope Partners L.L.C. ($1,820,233) and J.P. Morgan Investment Corporation ($800,000). In December 1998, Amphion Ventures L.P., Antiope Partners L.L.C. and J. P. Morgan Investment Corporation each elected to convert one-half of the outstanding indebtedness of the company to each of them under the Note Purchase Agreement, including all accrued, but unpaid interest thereon through December 31, 1998, into shares of the company's Series I Preferred Stock or Series J Preferred Stock. In addition, Amphion Ventures L.P. elected to convert $100,000 of the accrued, but unpaid interest under the terms of its $1.47 million note payable from the company (the "Amphion Note Payable"), the proceeds of which were used by the company to settle its dispute with Xerox Corporation in December 1998, into shares of Series I Preferred Stock or Series J Preferred Stock.

As a result of the debt conversions described above, the company issued: (a) 35 shares of Series J Preferred Stock to Amphion Partners L.P. for its conversion of indebtedness of the company in the aggregate amount of $350,000 ($200,000 under the terms of the Note Purchase Agreement plus $50,000 of accrued, but unpaid interest thereon, and $100,000 of accrued, but unpaid interest on the Amphion Note Payable); (b) 118 shares of Series J Preferred Stock to Antiope Partners L.L.C. for its conversion of indebtedness of the company in the aggregate amount of $1,180,000 ($910,000 under the terms of the Note Purchase Agreement plus $270,000 of accrued, but unpaid interest thereon); and (c) 50 shares of Series I Preferred Stock to J.P. Morgan Investment Corporation for its conversion of indebtedness of the company in the aggregate amount of $500,000 ($400,000 under the terms of the Note Purchase Agreement plus $100,000 of accrued, but unpaid interest thereon).

Also in December 1998, Amphion Ventures L.P., Antiope Partners L.L.C. and J.P. Morgan Investment Corporation agreed with the company to extend the maturity date of the balance remaining under the senior notes issued under the Note Purchase Agreement for a period of one year. The balance of the indebtedness under the senior notes issued under the Note Purchase Agreement is now due in full by the company on December 31, 1999.

ACQUISITION OF RFID TECHNOLOGY

In September 1998, as a part of the total consideration paid by the company to ASGI, Inc. and Nauta, Inc. in connection with its acquisition of the RFID technology from those entities, the company issued an aggregate of 400,000 shares of its restricted common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In September 1998, the company acquired its active Radio Frequency Identification (RFID) technology. See Note 5 to Notes to Consolidated Financial Statements. The company determined this technology to be its primary and core strategic focus, based on market demand, market size, product differentiation, competitive environment and other factors.

On October 21, 1998, the company's Board of Directors approved a plan to exit the imaging business as part of the strategy to redeploy and refocus the company's resources on its core RFID asset, vehicle and personnel tracking business. The sale of the imaging business was completed on December 15 , 1998. The company reported a sales price of $500,000 and recorded a loss of $1,095,920 on the disposal in 1998. The remaining $1,511,320 of net assets of the discontinued operations consist primarily of trade and other receivables, which are valued at net realizable value as of December 31, 1998.

In March 1999, the company entered into a definitive agreement to sell its Lasertechnics Marking Corporation subsidiary ("LMC") to affiliates of Amphion Capital Management, a major stockholder of the company. The company's rights and interests in DataGlyph(TM) and the technology under development with XL Vision, Inc. were also included in the sale. The company will receive $2.5 million in cash at closing, $0.5 million demand note receivable, a $4.0 million note receivable due March 2002 (or 2004 under certain conditions) and a warrant to purchase equity in the Amphion-controlled enterprise to which Amphion will transfer these businesses and assets with an exercise price of $2.50 per share, representing approximately 8% of that enterprise. If LMC is sold within two years of its purchase, the company has the option to exchange its warrant for twenty percent of the defined excess profits from any such sale. The company's net book value of LMC and the assets sold was approximately $3.0 million. The gain on disposition will be recorded in the first quarter of 1999 in connection with the consummation of the purchase and sale of the stock and assets under the purchase agreement, after giving effect to changes in the company's investment in LMC through the sale date. The company's net assets of LMC of $1,675,000 at December 31, 1998, are included in net assets of discontinued operations.

RESULTS OF OPERATION

Sales and Gross Profit. Sales applicable to the businesses of the company's discontinued operations are not included in the company's sales in any period presented in the company's results of operations.

Although the RFID technology acquired in September 1998 had been in development and use for some time, significant modifications and enhancements were and are necessary for its successful commercialization, manufacture and distribution in volume. Through December 31, 1998, the company had not yet shipped a significant volume of RFID systems. Sales and marketing efforts were launched in the fourth quarter of 1998 and orders were being accepted. All orders taken during the period will be realized as sales when the systems have been manufactured and shipped to the customer.

As a result there are no sales or gross profit reported for the company in any of the prior periods. Sales for 1998 were $43,146 on which the company realized a gross profit of $38,848.

Operating Expenses. Operating expenses were $8,738,140, $3,250,383, and $2,983,734 in 1998, 1997 and 1996, respectively.

Corporate general and administrative expenses were $5,165,756, $3,250,383, and $2,983,734 in 1998, 1997 and 1996, respectively. The increase in general and administrative expenses in 1998 and 1997 was primarily a result of increased legal expenses and litigation related provisions.

Research and development expenses were $2,939,107 in 1998 which includes new product development costs associated with the Technology Development Agreement with XL Vision, Inc. of $2,550,000. Because the company's continuing operations were not initiated until September 1998, no research and development expenses were incurred prior to that time.

Selling and marketing expenses were $633,277 in 1998. No selling and marketing expenses were incurred in 1997 and 1996 because the company's continuing operations were not initiated until September 1998.

Other expense, net was $510,936, $1,743,533, and $1,485,695 in 1998, 1997 and
1996 respectively, and consists primarily of interest expense. The decrease in 1998 from 1997 resulted from the absence of beneficial conversion features of the company's convertible notes payable fully accreted to interest expense during 1997. See Notes 9 and 10 to Notes to Consolidated Financial Statements.

Loss from Continuing Operations was $9,210,228, $4,993,916 and $4,469,429 in 1998, 1997 and 1996, respectively. The primary elements of the increased loss in 1998 over 1997 and 1996, were the additional $2,550,000 of development costs associated with the XL Vision, Inc. technology development agreement and increased legal expenses and litigation-related provisions.

Loss from Discontinued Operations was $6,248,828, $7,826,525 and $6,929,566 in 1998, 1997 and 1996, respectively. The loss on disposal of the imaging business was recorded in the third quarter of 1998. See Note 3 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt and short-term bridge loans from shareholders to meet its working capital requirements.

The company's operations continued to generate losses in 1998, primarily due to lower than expected sales in both the imaging and marking businesses which were discontinued in 1998. The company's future working capital requirements will depend upon many factors, including the extent and timing of the company's product sales, the company's operating results and the status of competitive products. The company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 1999. The company is continuing discussions with a number of existing and potential corporate, strategic and institutional investors. The company's actual funding needs will depend on numerous factors, including actual expenditures and revenues generated from its operations compared to its business plan. The company's actual funding needs will also depend on the successful development and commercialization of the RFID systems and other unanticipated expenditures, none of which can be predicted with certainty. There can be no assurance that the company will acquire the additional funding it needs to fully pursue its business objectives. If the company's losses continue, the company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms which are unfavorable to the company or disadvantageous to existing stockholders. In addition, no assurance may be given that the company will be successful in raising additional funds or entering into business alliances.

OTHER

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

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the ability to raise capital; the growth rate of the company's revenue and market share; the consummation of new, and the non-termination of, existing relationships with customers and suppliers; the company's ability to effectively manage its business functions while growing the company's business in a rapidly changing environment; the ability of the company to adapt and expand its services in such an environment; the effective and efficient development of new products; the quality of the company's plans and strategies; and the ability of the company to execute such plans and strategies.

In addition, forward-looking statements concerning the company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the company has no control. The company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the company has not made additional comments on those forward-looking statements. See "Risk Factors."

 .

ITEM 7.  FINANCIAL STATEMENTS.

                                                                                                 Page
                                                                                                 ----
CONSOLIDATED FINANCIAL STATEMENTS:
     Independent Auditors' Report..............................................................  F-1
     Consolidated Balance Sheets as of December 31, 1998 and 1997..............................  F-2
     Consolidated Statements of Operations for the Years
         Ended December 31, 1998, 1997 and 1996................................................  F-3
     Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1998, 1997 and 1996................................................  F-4
     Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1998, 1997 and 1996................................................  F-5
     Notes to Consolidated Financial Statements ...............................................  F-6


FINANCIAL STATEMENT SCHEDULE

     Schedule II--Valuation and Qualifying Accounts

The company has not presented Schedule II "Valuation and Qualifying Accounts" as all such accounts relate to assets and liabilities of the discontinued operations, which were presented as "Net assets of discontinued operations" on the accompanying consolidated balance sheets. Net assets of discontinued operations are recorded at estimated net realizable value.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information regarding Directors, Executive Officers, Promoters and Control Persons is incorporated by reference in this Form 10-KSB to the sections entitled "Principal Shareholders," "Management," and "General" in the company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 1999.

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

         3.3 --First Amendment to Certificate of Incorporation of the company dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

         3.4 --Second Amendment to Certificate of Incorporation of the company dated May 27, 1987. Incorporated herein by reference to Exhibit 3.4 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

         3.5 --Third Amendment to Certificate of Incorporation of the company dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the company's Registration Statement on Form S-3 (Registration No. 333- 10665).

         3.6 --Fourth Amendment to Certificate of Incorporation of the company dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to the company's Registration Statement on Form S-3 (Registration No. 333- 10665).

         3.7 --Fifth Amendment to Certificate of Incorporation of the company dated June 17, 1997. Incorporated herein by reference to Exhibit 4.6 to the company's Registration Statement on Form S-3 (Registration No. 333-10665).

         3.8 --Sixth Amendment to Certificate of Incorporation of the company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the company's Report on Form 8-K dated April 13, 1998.

         3.9 --Seventh Amendment to Certificate of Incorporation of the company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the company's Report on Form 8-K dated April 13, 1998.

         3.10 --Eighth Amendment to Certificate of Incorporation of the company dated April 9, 1998. Incorporated herein by reference to Exhibit 99.3 to the company's Report on Form 8-K dated April 13, 1998.

         4.1 --Certificate of Designation of the Company's Series A, B and C Preferred Stock, dated December 27, 1995. Incorporated herein by reference to Exhibit 4.7 to the company's Registration Statement on Form S-3 (Registration No. 333-10665).

         4.2 --Certificate of Designation of the company's Series I Preferred Stock.*

         4.3 --Certificate of Designation of the company's Series J Preferred Stock.*

         10.1 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1991.

         10.2 --Purchase of common stock and Convertible Note Agreement between the company and J.P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by reference to
                  Exhibit 10.19 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

         10.3 --Amendment to the OEM License Agreement between the company and Xerox Corporation, dated December 27, 1997. Incorporated by reference to Exhibit 10.12 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.4 --Note Purchase Agreement dated June 25, 1998, by and among the company, J.P. Morgan Investment Corporation and Wolfensohn Associates L.P.

                  Incorporated by reference to Exhibit 10.15 to the company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

         10.5 --Intellectual Property Transfer Agreement dated January 8, 1998, by and between XL Vision, Inc. and the company. Incorporated herein by reference to Exhibit 10.15 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         10.6 --Amendment to Notes and Note Purchase Agreement dated December 31, 1998, by and among the company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.7 --Series H Preferred Stock Purchase Agreement dated December 29, 1997, by and among the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.8 --Preferred Stock Purchase Agreement dated October 21, 1998 by and between the company and Amphion Ventures L.P.*

         10.9 --Pledge Agreement dated August 18, 1997, by and among the company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit
                  10.18 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.10 --Form of Warrant to purchase shares of the company's common stock issued to Antiope Partners L.L.C. and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.11 --Settlement Agreement dated as of April 21, 1998, by and between the company and Xerox Corporation. Incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.12 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and Amphion Ventures L.P.*

         10.13 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and Antiope Partners L.L.C.*

         10.14 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and J.P. Morgan Investment Corporation.*

         10.15 --Stock and Asset Purchase Agreement dated March 30, 1999, by and between the company and Amphion Ventures L.P.*

         21       --Subsidiaries of the company.*

         23       --Consent of KPMG LLP.*

         27.1     --Financial Data Schedule.*

         27.2     --1997 Restated Financial Data Schedule*

         27.3     --1996 Restated Financial Data Schedule*


     --------------
     *Filed herewith.


(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the company during the last quarter of fiscal 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1999         AXCESS INC.


                              By:/s/ Richard C.E. Morgan
                                 ---------------------------------------------
                                    Richard C.E. Morgan, Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

     SIGNATURE                                                CAPACITY
     ---------                                                --------

/s/ Richard C.E. Morgan                                   Chairman of the Board
--------------------------------
Richard C.E. Morgan


/s/ Harry S. Budow                                        Director and President and Chief Executive Officer
--------------------------------
 Harry S. Budow


/s/ Danny G. Hair                                         Executive Vice President and Chief Financial
--------------------------------                          Officer (Principal Financial and Accounting Officer)
Danny G.  Hair


/s/ Paul J. Coleman, Jr.                                  Director
--------------------------------
Paul J. Coleman, Jr.


/s/ C. Seth Cunningham                                    Director
--------------------------------
C. Seth Cunningham


/s/ Richard M. Clarke                                     Director
--------------------------------
Richard M. Clarke


/s/ Gregory W. Haskell                                    Director
--------------------------------
Gregory W. Haskell

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
AXCESS Inc.

We have audited the accompanying consolidated balance sheets of AXCESS Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXCESS Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the company's recurring losses from operations and resulting continued dependence upon access to additional external financing raise substantial doubt about its ability to continue as an ongoing concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                              KPMG LLP
Dallas, Texas
March 19, 1999

                          AXCESS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

ASSETS                                                                                  1998               1997
                                                                                        ----               ----
Current assets:
         Cash and cash equivalents                                                 $      1,575,429      $   1,102,341
         Note receivable from stockholder                                                 1,030,624          1,158,684
         Accounts receivable--trade                                                          30,987                  -
         Inventory                                                                          256,216                  -
         Prepaid expenses and other                                                         160,087            154,234
                                                                                   ----------------      -------------
                  Total current assets                                                    3,053,343          2,415,259

Net assets of discontinued operations (note 3)                                            3,186,253          7,738,134
Property, plant and equipment, net (note 6)                                                 574,499            662,149
RFID technology (note 5)                                                                  1,714,449                  -
Deferred license fee, net (note 12)                                                         532,881          1,400,000
Other assets                                                                                  9,923            111,660
                                                                                   ----------------      -------------
                                                                                   $      9,071,348      $  12,327,202
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable to stockholders (notes 5 and 9)                             $      1,966,900      $   2,931,821
         Notes payable (note 12)                                                             90,882          3,942,495
         Accounts payable                                                                   466,940          1,445,418
         Dividends payable                                                                  481,339             60,916
         Accrued liabilities (note 8)                                                     1,985,002            937,350
                                                                                   ----------------      -------------
                  Total current liabilities                                               4,991,063          9,318,000
Notes payable, long-term (notes 9, 10 and 12)                                               535,205            535,205
Notes payable to stockholder, long-term (note 12)                                         1,470,000                  -
Other long-term liabilities                                                                       -              4,694
                                                                                   ----------------      -------------
                  Total liabilities                                                       6,996,268          9,857,899
Commitments and contingencies (notes 5 and 14)
Stockholders' equity (notes 4, 9, 10, 11, 12 and 13):
Convertible preferred stock:
         Series A: $26.00 stated value; 57,692 shares issued and outstanding
           in 1998 and 1997                                                               1,500,000          1,500,000
         Series B: $28.40 stated value; 52,817 shares issued and outstanding
           in 1998 and 1997                                                               1,500,000          1,500,000
         Series C: $30.20 stated value; 35,427 shares issued and outstanding
           in 1998 and 1997                                                               1,069,880          1,069,880
         Series G: $10,000 stated value; no shares issued and outstanding in
           1998, and 790 in 1997                                                                  -          7,897,353
         Series I: $10,000 stated value; 623 shares issued and outstanding in
           1998 and none in 1997                                                          6,230,000                  -
         Series J: $10,000 stated value; 1,688 shares issued and outstanding
         in                                                                              16,880,000                  -
           1998 and none in 1997
Common stock, $.01 par value, 6,250,000 shares authorized in 1998 and 2,837,500 in 1997; 2,879,368 shares issued and outstanding in 1998 and
   2,331,748 in 1997                                                                         28,794             23,318
Non-voting convertible common stock, $.01 par value, 112,500 shares authorized in 1998 and 1997; 112,492 shares issued and outstanding in
   1998 and 1997; convertible into common stock on a share for share basis                    1,125              1,125
Paid-in capital                                                                          58,515,848         57,168,716
Accumulated deficit                                                                    (83,650,567)       (66,691,089)
                                                                                   ----------------      -------------
                  Total stockholders' equity                                              2,075,080          2,469,303
                                                                                   ----------------      -------------
                                                                                   $      9,071,348      $  12,327,202
                                                                                   ================      =============

          See accompanying notes to consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                              1998              1997              1996
                                                              ----              ----              ----

Sales                                                     $     43,146      $         --      $         --
Cost of sales                                                    4,298                --                --
                                                          ------------      ------------      ------------
         Gross profit                                           38,848                --                --

Expenses:
Research and development                                     2,939,107                --                --
General and administrative                                   5,165,756         3,250,383         2,983,734
Selling and marketing                                          633,277                --                --
                                                          ------------      ------------      ------------
         Operating expenses                                  8,738,140         3,250,383         2,983,734
                                                          ------------      ------------      ------------
         Loss from operations                               (8,699,292)       (3,250,383)       (2,983,734)
Other income (expense):
Interest expense                                              (532,797)       (1,742,543)       (1,582,621)
Interest income                                                      2             8,232            69,497
Other                                                           21,861            (9,222)           27,429
                                                          ------------      ------------      ------------
         Other expense, net                                   (510,936)       (1,743,533)       (1,485,695)
                                                          ------------      ------------      ------------
Loss from continuing operations                             (9,210,228)       (4,993,916)       (4,469,429)

Discontinued operations (note 3):
Loss from operations                                        (5,152,908)       (7,826,525)       (6,929,566)
Loss on disposal of discontinued operations                 (1,095,920)               --                --
                                                          ------------      ------------      ------------
         Loss from discontinued operations                  (6,248,828)       (7,826,525)       (6,929,566)
                                                          ------------      ------------      ------------
                  Net loss                                 (15,459,056)      (12,820,441)      (11,398,995)
Preferred stock dividend requirement                        (1,500,422)       (1,072,389)       (1,865,115)
                                                          ------------      ------------      ------------
                  Net loss applicable to common stock     $(16,959,478)     $(13,892,830)     $(13,264,110)
                                                          ============      ============      ============

Basic and diluted net loss per share:
         For continuing operations                        $      (3.43)     $      (2.24)     $      (2.60)
         For discontinued operations                      $      (2.33)     $      (3.50)     $      (4.04)
         For preferred stock dividends                    $      (0.56)     $      (0.48)     $      (1.09)
                                                          ------------      ------------      ------------
         Net loss applicable per common share             $      (6.32)     $      (6.22)     $      (7.73)
                                                          ============      ============      ============

Weighted average shares of common stock outstanding          2,681,456         2,234,239         1,716,966
                                                          ============      ============      ============

          See accompanying notes to consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                 CONVERTIBLE
                                                                               PREFERRED STOCK              COMMON STOCK
                                                                            ------------------------   ----------------------

                                                                             SHARES        AMOUNT         SHARES       AMOUNT
                                                                            --------    ------------    ----------    --------
Balance at December 31, 1995                                                 145,937    $  4,016,668     1,414,040    $ 141.40
Exercise of common stock options (note 13)                                        --              --         4,461          45
Increasing rate preferred stock discount (note 11)                                --          53,212            --          --
Conversion feature of debentures and detachable warrants issued (note 10)         --              --            --          --
Conversion feature of Series D Preferred Stock (note 11)                          --      (1,198,055)           --          --
Debentures converted, net of expenses (note 10)                                   --              --       334,128       3,341
Warrant discount net of related debenture conversion (note 10)                    --              --            --          --
Issuance of convertible preferred stock, net of expenses (note 11)               835       8,350,000            --          --
Preferred stock accretion and dividends (note 11)                                 --       1,455,721            --          --
Preferred stock converted, including related accretion (note 11)                (250)     (2,558,352)      114,047       1,140
Retirement of treasury stock                                                      --              --       (10,000)       (100)
Other                                                                             --              --            --          --
Net loss                                                                          --              --            --          --
                                                                            --------    ------------    ----------    --------
Balance at December 31, 1996                                                 146,522      10,119,194     1,856,676      18,566
Issuance of common stock                                                          --              --         1,149          12
Issuance of common stock for extension of stockholder notes payable
(note 9)                                                                          --              --         5,647          56
Conversion feature of stockholder notes payable (note 9)                          --              --            --          --
Conversion feature of debentures issued (note 10)                                 --              --            --          --
Issuance of common stock in connection with stockholder notes payable
(note 9)                                                                          --              --        36,713         367
Debentures converted, net of expenses (note 10)                                   --              --        99,045         990
Issuance of Series G Preferred Stock, net of expenses and conversion of
Series F Preferred Stock, including common stock issued (note 11)                802       7,980,842            --          --
Issuance of common stock for the conversion of Series F to Series G
Preferred Stock                                                                   --              --        44,868         449
Preferred stock accretion and dividends (note 11)                                 --         231,911            --          --
Preferred stock converted, including related accretion (note 11)                (359)     (3,829,218)      287,650       2,878
Preferred stock redeemed (note 11)                                              (133)     (1,350,000)           --          --
Preferred stock converted to debt (note 11)                                     (106)     (1,185,496)           --          --
Issuance of warrants in connection with the stockholder notes payable
agreement and December 1997 restructuring (notes 9, 10, and 11)                   --              --            --          --
Other                                                                             --              --            --          --
Net loss                                                                          --              --            --          --
                                                                            --------    ------------    ----------    --------
Balance at December 31, 1997                                                 146,726      11,967,233     2,331,748      23,318
Issuance of common stock                                                          --              --        12,500         125
Issuance of restricted common stock in connection with settlement
(note 12)                                                                         --              --       120,000       1,200
Issuance of  preferred stock                                                      --           2,647            --          --
Issuance of common stock in connection with notes payable to
stockholders (note 12)                                                            --              --        15,120         151
Restricted common stock issued with asset purchase (note 5)                       --              --       400,000       4,000
Issuance of Series G Preferred Stock and exchanged for Series I Preferred
Stock (note 11)                                                                  205       2,050,000            --          --
Issuance of Series H Preferred Stock and exchanged for Series J Preferred
Stock (note 11)                                                                  792       7,920,000            --          --
Issuance of Series J Preferred Stock (note 11)                                   213       2,130,000            --          --
Conversion of stockholders' notes payable to Series J Preferred Stock
(note 9)                                                                         153       1,530,000            --          --
Conversion of stockholders' notes payable to Series I Preferred Stock
(note 9)                                                                          50         500,000            --          --
Issuance of Series I and Series J Preferred Stock for dividends payable
(note 10)                                                                        108       1,080,000            --          --
Preferred stock dividends (note 11)                                               --              --            --          --
Purchase of treasury stock                                                        --              --            --          --
Other                                                                             --              --            --          --
Net loss                                                                          --              --            --          --
                                                                            --------    ------------    ----------    --------
Balance at December 31, 1998                                                 148,247    $ 27,179,880     2,879,368    $ 28,794
                                                                            ========    ============    ==========    ========




                                                                                         NONVOTING
                                                                                        CONVERTIBLE
                                                                                        COMMON STOCK
                                                                                      ----------------
                                                                                                            PAID-IN
                                                                                      SHARES    AMOUNT      CAPITAL
                                                                                      -------   ------   ------------
Balance at December 31, 1995                                                          112,492   $1,125   $ 36,710,433
Exercise of common stock options (note 13)                                                 --       --        110,746
Increasing rate preferred stock discount (note 11)                                         --       --             --
Conversion feature of debentures and detachable warrants issued (note 10)                  --       --      1,555,981
Conversion feature of Series D Preferred Stock (note 11)                                   --       --      1,198,055
Debentures converted, net of expenses (note 10)                                            --       --      8,859,726
Warrant discount net of related debenture conversion (note 10)                             --       --         53,792
Issuance of convertible preferred stock, net of expenses (note 11)                         --       --       (762,964)
Preferred stock accretion and dividends (note 11)                                          --       --             --
Preferred stock converted, including related accretion (note 11)                           --       --      2,557,212
Retirement of treasury stock                                                               --       --            100
Other                                                                                      --       --        (17,708)
Net loss                                                                                   --       --             --
                                                                                      -------   ------   ------------
Balance at December 31, 1996                                                          112,492    1,125     50,265,373
Issuance of common stock                                                                   --       --         40,671
Issuance of common stock for extension of stockholder notes payable
(note 9)                                                                                   --       --         28,180
Conversion feature of stockholder notes payable (note 9)                                   --       --        687,833
Conversion feature of debentures issued (note 10)                                          --       --         88,235
Issuance of common stock in connection with stockholder notes payable
(note 9)                                                                                   --       --        390,675
Debentures converted, net of expenses (note 10)                                            --       --      1,032,456
Issuance of Series G Preferred Stock, net of expenses and conversion of
Series F Preferred Stock, including common stock issued (note 11)                          --       --             --
Issuance of common stock for the conversion of Series F to Series G
Preferred Stock                                                                            --       --        236,376
Preferred stock accretion and dividends (note 11)                                          --       --             --
Preferred stock converted, including related accretion (note 11)                           --       --      3,826,340
Preferred stock redeemed (note 11)                                                         --       --             --
Preferred stock converted to debt (note 11)                                                --       --             --
Issuance of warrants in connection with the stockholder notes payable
agreement and December 1997 restructuring (notes 9, 10, and 11)                            --       --        567,593
Other                                                                                      --       --          4,984
Net loss                                                                                   --       --             --
                                                                                      -------   ------   ------------
Balance at December 31, 1997                                                          112,492    1,125     57,168,716
Issuance of common stock                                                                   --       --         49,875
Issuance of restricted common stock in connection with settlement (note
                                                                       12)                 --       --        561,300
Issuance of  preferred stock                                                               --       --         (2,647)
Issuance of common stock in connection with notes payable to
stockholders (note 12)                                                                     --       --         99,923
Restricted common stock issued with asset purchase (note 5)                                --       --        621,200
Issuance of Series G Preferred Stock and exchanged for Series I Preferred
Stock (note 11)                                                                            --       --             --
Issuance of Series H Preferred Stock and exchanged for Series J Preferred
Stock (note 11)                                                                            --       --             --
Issuance of Series J Preferred Stock (note 11)                                             --       --             --
Conversion of stockholders' notes payable to Series J Preferred Stock
(note 9)                                                                                   --       --             --
Conversion of stockholders' notes payable to Series I Preferred Stock
(note 9)                                                                                   --       --             --
Issuance of Series I and Series J Preferred Stock for dividends payable
(note 10)                                                                                  --       --             --
Preferred stock dividends (note 11)                                                        --       --             --
Purchase of treasury stock                                                                 --       --        (50,000)
Other                                                                                      --       --         67,481
Net loss                                                                                   --       --             --
                                                                                      -------   ------   ------------
Balance at December 31, 1998                                                          112,492   $1,125   $ 58,515,848
                                                                                      =======   ======   ============







                                                                                         ACCUMULATED
                                                                                        S  DEFICIT           TOTAL
                                                                                       --------------    ------------
Balance at December 31, 1995                                                             $(39,534,149)   $  1,208,217
Exercise of common stock options (note 13)                                                         --         110,791
Increasing rate preferred stock discount (note 11)                                                 --          53,212
Conversion feature of debentures and detachable warrants issued (note 10)                          --       1,555,981
Conversion feature of Series D Preferred Stock (note 11)                                           --              --
Debentures converted, net of expenses (note 10)                                                    --       8,863,067
Warrant discount net of related debenture conversion (note 10)                                     --          53,792
Issuance of convertible preferred stock, net of expenses (note 11)                                 --       7,587,036
Preferred stock accretion and dividends (note 11)                                          (1,865,115)       (409,394)
Preferred stock converted, including related accretion (note 11)                                   --              --
Retirement of treasury stock                                                                       --              --
Other                                                                                              --         (17,708)
Net loss                                                                                  (11,398,995)    (11,398,995)
                                                                                         ------------    ------------
Balance at December 31, 1996                                                              (52,798,259)      7,605,999
Issuance of common stock                                                                           --          40,683
Issuance of common stock for extension of stockholder notes payable
(note 9)                                                                                           --          28,236
Conversion feature of stockholder notes payable (note 9)                                           --         687,833
Conversion feature of debentures issued (note 10)                                                  --          88,235
Issuance of common stock in connection with stockholder notes payable
(note 9)                                                                                           --         391,042
Debentures converted, net of expenses (note 10)                                                    --       1,033,446
Issuance of Series G Preferred Stock, net of expenses and conversion of
Series F Preferred Stock, including common stock issued (note 11)                                  --       7,980,842
Issuance of common stock for the conversion of Series F to Series G
Preferred Stock                                                                                    --         236,825
Preferred stock accretion and dividends (note 11)                                          (1,072,389)       (840,478)
Preferred stock converted, including related accretion (note 11)                                   --              --
Preferred stock redeemed (note 11)                                                                 --      (1,350,000)
Preferred stock converted to debt (note 11)                                                        --      (1,185,496)
Issuance of warrants in connection with the stockholder notes payable
agreement and December 1997 restructuring (notes 9, 10, and 11)                                    --         567,593
Other                                                                                              --           4,984
Net loss                                                                                  (12,820,441)    (12,820,441)
                                                                                         ------------    ------------
Balance at December 31, 1997                                                              (66,691,089)      2,469,303
Issuance of common stock                                                                           --          50,000
Issuance of restricted common stock in connection with settlement (note
                                                                       12)                         --         562,500
Issuance of  preferred stock                                                                       --              --
Issuance of common stock in connection with notes payable to
stockholders (note 12)                                                                             --         100,074
Restricted common stock issued with asset purchase (note 5)                                        --         625,200
Issuance of Series G Preferred Stock and exchanged for Series I Preferred
Stock (note 11)                                                                                    --       2,050,000
Issuance of Series H Preferred Stock and exchanged for Series J Preferred
Stock (note 11)                                                                                    --       7,920,000
Issuance of Series J Preferred Stock (note 11)                                                     --       2,130,000
Conversion of stockholders' notes payable to Series J Preferred Stock
(note 9)                                                                                           --       1,530,000
Conversion of stockholders' notes payable to Series I Preferred Stock
(note 9)                                                                                           --         500,000
Issuance of Series I and Series J Preferred Stock for dividends payable
(note 10)                                                                                          --       1,080,000
Preferred stock dividends (note 11)                                                        (1,500,422)     (1,500,422)
Purchase of treasury stock                                                                         --         (50,000)
Other                                                                                              --          67,481
Net loss                                                                                  (15,459,056)    (15,459,056)
                                                                                         ------------    ------------
Balance at December 31, 1998                                                             $(83,650,567)   $  2,075,080
                                                                                         ============    ============




          See accompanying notes to consolidated financial statements

                          AXCESS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                         1998           1997            1996
                                                                                         ----           ----            ----
Cash flows from operating activities:
   Loss from continuing operations                                                   $ (9,210,228)   $(4,993,916)   $ (4,469,429)
        Adjustments to reconcile net loss to net cash used by  operating activities:
            Depreciation and amortization                                                 781,243        700,000         174,571
            Amortization of financing discount and issuance costs                         188,486             --              --
            Non-cash compensation                                                          50,000             --              --
            Changes in operating assets and liabilities:
                 Accounts receivable                                                      (30,987)            --              --
                 Inventory                                                               (256,216)            --              --
                 Prepaid expenses and other                                                (5,853)       113,749        (100,995)
                 Deferred license fees                                                         --             --      (2,100,000)
                 Other assets                                                             101,737        308,124         587,379
                 Accounts payable                                                        (978,478)       119,422        (880,218)
                 Other liabilities                                                      1,787,916       (225,249)        489,057
                                                                                     ------------    -----------    ------------
                     Net cash used by operating activities                             (7,572,380)    (3,977,870)     (6,299,635)

Cash flow from investing activities:
   RFID technology purchase                                                              (404,249)            --              --
   Capital expenditures                                                                   (46,450)        (6,163)             --
                                                                                     ------------    -----------    ------------
                     Net cash used by investing activities                               (450,699)        (6,163)             --

Cash flows from financing activities:
   Borrowings under financing agreements                                                1,611,685      6,099,024       1,772,347
   Principal payments on financing agreements                                          (3,591,631)    (3,115,544)     (4,075,715)
   Net proceeds from issuance of common and preferred stock                            12,245,542      6,229,795      18,152,959
                                                                                     ------------    -----------    ------------
                     Net cash provided by financing activities                         10,265,596      9,213,275      15,849,591

                     Net cash used by discontinued operations                          (1,769,429)    (5,072,869)     (8,602,999)

                     Net increase in cash and cash equivalents                            473,088        156,373         946,957
Cash and cash equivalents, beginning of period                                          1,102,341        945,968            (989)
                                                                                     ------------    -----------    ------------
Cash and cash equivalents, end of period                                             $  1,575,429    $ 1,102,341    $    945,968
                                                                                     ============    ===========    ============

Supplemental information:
   Cash paid during the year for interest                                                 112,446          2,031         151,354
                                                                                     ============    ===========    ============
   Conversions to common stock (notes 9, 10 and 11):
        Debentures, net of unamortized discount and expenses                                   --      1,000,000       9,225,000
        Accrued interest                                                                       --         33,446         483,435
        Preferred stock                                                                        --      3,829,218              --
   Convertible preferred stock accretion (note 11)                                             --        231,911         257,666
                                                                                     ============    ===========    ============
   Other conversions:
   Restricted common stock issued in connection with Xerox settlement (note 12)           562,500             --              --
                                                                                     ============    ===========    ============
   Restricted common stock issued in connection with RFID Asset Purchase (note 5)         625,200             --              --
                                                                                     ============    ===========    ============
   Note payable to stockholder in connection with RFID asset purchase (Note 5)            685,000             --              --
                                                                                     ============    ===========    ============
   Detachable warrants and restricted common stock issued in conjunction
   with notes payable to stockholders (note 12)                                           100,704             --              --
                                                                                     ============    ===========    ============
   Detachable warrants stock issued in conjunction with convertible debt
   and preferred stock (notes 9, 10 and 11)                                                    --        567,593         462,000
                                                                                     ============    ===========    ============
   Conversion feature of debentures and stockholder notes issued (notes 9 and 10)              --        776,068       1,555,981
                                                                                     ============    ===========    ============
   Common stock issued in connection with stockholder notes payable
   and preferred stock                                                                         --        656,103              --
                                                                                     ============    ===========    ============
   Debentures and accrued interest converted to short- and long-term
   notes payable (note 10)                                                                     --      1,035,205              --
                                                                                     ============    ===========    ============
   Preferred stock converted to notes payable (note 11)                                        --      1,185,496              --
                                                                                     ============    ===========    ============
   Exchange of convertible preferred stock for new issues (note 11)                    15,050,000             --              --
                                                                                     ============    ===========    ============
   Conversion of notes payable to stockholders and accrued interest to
   preferred stock (Note 11)                                                            2,030,000             --              --
                                                                                     ============    ===========    ============

See accompanying notes to consolidated financial statements.

                         AXCESS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Company Organization and Basis of Presentation

                  The accompanying consolidated financial statements include the accounts of AXCESS Inc. and its 96 percent owned subsidiary Sandia Imaging Systems Corporation (Sandia), which is no longer operating (see note 3) (collectively, "the company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation, including classification of the imaging business and Lasertechnics Marking Corporation ("LMC") as discontinued operations (note 3).

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

         (c) Inventory

                  Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at December 31, 1998:


Raw materials                                     $         98,010
Work-in-process                                            137,124
Finished goods                                              21,082
                                                  ----------------
                                                  $        256,216
                                                  ================

         (d) Depreciation and Amortization

                  Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets.

         (e) Fair Value of Financial Instruments

                  The carrying amount of cash equivalents, note receivable from stockholder, accounts receivable, accounts payable, notes payable to stockholder, notes payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         The outstanding borrowings under the company's long-term notes payable (note 9) bear interest at current market rates, and therefore, the carrying amount of debt approximates estimated fair value at December 31, 1998 and 1997.

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

         (g) Net Loss Per Common Share

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

         Net loss applicable to common stock is derived by adding to the consolidated net loss the accretion of the discount recorded for the company's increasing rate preferred stock Series A, B and C in 1996, the annual accretion of Series D, E and F Preferred Stock in 1996 and 1997, and dividend requirements on Series G, H, I and J Preferred Stock in 1998, the value of warrants issued to induce conversions from Series F to Series G Preferred Stock during 1997 and in connection with a 1997 standstill agreement and the intrinsic value of the beneficial conversion feature of the Series D Preferred Stock (note 11).

         (h) Revenue Recognition

                  The company recognizes revenue on sales of its products either when the products are shipped from the company or received by the customer, depending on the shipping terms.

         (i) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

                  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (j) Stock Compensation Plans

                  On January 1, 1996, the company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. Under APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

         (k) Capital Structure

                  Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") was adopted by the company for the year ended December 31, 1998. SFAS No. 129 requires disclosures about capital structure to include a brief discussion of rights and privileges for securities outstanding.

         (l) Segment Reporting

                  The company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective January 1, 1998. The statement supercedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." The adoption of this statement had no impact on the company as the company operates in one industry segment upon discontinuing the operations of LMC and the imaging business.

(2)      OPERATIONS, LIQUIDITY AND GOING CONCERN

         The company's operations in 1998 continued to generate losses. The loss in 1998 exceeded losses in either 1997 or 1996. Although during 1998, the company raised gross proceeds of approximately $15 million through equity and debt transactions, the company's operations, capital expenditures and debt service requirements have utilized substantially all of such proceeds through March 1999. These factors raise substantial doubt about the company's ability to continue as a going concern.

         The company's business plan for 1999 is predicated principally upon the successful introduction of its new RFID products. Because of the uncertainty and anticipated timing of new product

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



introductions the company will require additional external financing to meet its 1999 requirements. However, there can be no assurance that sufficient additional external financing can be obtained to fund any increases in financing requirements resulting from delays in or inability to successfully introduce planned new products. If the company is unable to obtain such additional funds, it may be necessary to either reduce or stop certain product development programs, reduce its sales and marketing efforts or undertake other actions as may be appropriate.

(3)      DISCONTINUED OPERATIONS

         On October 21, 1998, the company's Board of Directors approved a plan to exit the imaging business as part of the strategy to redeploy and refocus the company's resources on its core RFID asset, vehicle and personnel tracking business. The sale of the imaging business was completed on December 15 , 1998. The company reported a sales price of $500,000 and recorded a loss of $1,095,920 on the disposal in 1998. The remaining $1,511,320 of net assets of the discontinued operations consist primarily of trade and other receivables, which are valued at net realizable value as of December 31, 1998. Below is a summary of the operating results of the imaging business, which have been reclassified to loss from discontinued operations for all periods presented (there is no related income tax benefit or expense).

                                                       1998               1997               1996
                                                       ----               ----               ----
Sales                                              $ 3,014,465        $ 4,353,318        $  8,197,639
Costs and expenses                                   5,540,978          9,897,212          13,856,525
                                                   -----------        -----------        ------------
Loss from operation of discontinued business       $(2,526,513)       $(5,543,894)       $ (5,658,886)
                                                   ===========        ===========        ============

         In March 1999, the company entered into a definitive agreement to sell its Lasertechnics Marking Corporation subsidiary ("LMC") to affiliates of Amphion Capital Management, a major stockholder of the company. The company's rights and interests in DataGlyph(TM) and the technology under development with XL Vision, Inc. were also included in the sale. The company will receive $2.5 million in cash at closing, $0.5 million demand note receivable, a $4.0 million note receivable due March 2002 (or 2004 under certain conditions) and a warrant to purchase equity in the Amphion-controlled enterprise to which Amphion will transfer these businesses and assets with an exercise price of $2.50 per share, representing approximately 8% of that enterprise. If LMC is sold within two years of its purchase, the company has the option to exchange its warrant for twenty percent of the defined excess profits from any such sale. The company's net book value of LMC and the assets sold was approximately $3.0 million. The gain on disposition will be recorded in the first quarter of 1999 in connection with the consummation of the purchase and sale of the stock and assets under the purchase agreement, after giving effect to changes in the company's investment in LMC through the sale date. The company's net assets of LMC

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



of $1,675,000 at December 31, 1998, are included in net assets of discontinued operations. Below is a summary of the operating results of LMC, which have been reclassified to loss from discontinued operations for all periods presented (there is no related income tax benefit or expense).

                                                       1998               1997               1996
                                                       ----               ----               ----
Sales                                              $ 5,495,475        $ 6,765,021        $  9,383,801
Costs and expenses                                   8,121,870          9,047,652          10,654,481
                                                   -----------        -----------        ------------
Loss from operation of discontinued business       $(2,626,395)       $(2,282,631)       $ (1,270,680)
                                                   ===========        ===========        ============

(4)      REVERSE STOCK SPLIT

         The company has restated its consolidated financial statements for the years ended December 31, 1997 and 1996 to give effect to the 1-for-20 reverse stock split of the outstanding Common Stock, Nonvoting Common Stock, and Series A, B and C Convertible Preferred Stock effective as of April 2, 1998. There was no change to total stockholders' equity. However, to reflect the decreased number of common and non-voting common convertible shares outstanding following the reverse stock split, there was a reduction in total par value of common stock and non-voting common stock offset by an increase in paid-in capital. The effects of the reverse stock split are summarized below. The reverse stock split had the effect of increasing the company's 1997 and 1996 net loss per common share by a factor of 20, but had no impact on the net loss or net loss applicable to common stock, as shown below:


                                                                              Year ended           Year ended
                                                                             December 31,         December 31,
                                                                                 1997                  1996
                                                                                 ----                  ----
Number of weighted average shares of common stock                               44,684,785          34,339,313
  outstanding, as previously reported
Restated number of weighted average shares of common stock                       2,234,239           1,716,966
  outstanding after reverse stock split
Net loss attributable to common stockholders, as previously and               $(13,892,830)       $(13,264,110)
  currently reported
Basic and diluted net loss per share, as previously reported                  $      (0.31)       $      (0.39)
Restated basic and diluted net loss per share after reverse stock split       $      (6.22)       $      (7.73)


                                                                              As of December 31,
                                                                                     1997
                                                                                     ----
Balance Sheet:
         Common stock, $.01 par value:
                    Number of shares issued and outstanding
                           As previously reported                                 46,634,964
                           After reverse stock split                               2,331,748
                    Total par value, as previously reported                     $    466,350
                    Total par value, after reverse stock split                        23,318
                                                                                ------------
                           Reduction in par value                               $   (443,032)
         Non-voting convertible common stock, $.01 par value:
                    Number of shares issued and outstanding
                           As previously reported                                  2,249,842
                           After reverse stock split                                 112,492
                    Total par value, as previously reported                     $     22,499
                    Total par value, after reverse stock split                         1,125
                                                                                ------------
                           Reduction in par value                               $    (21,374)
         Paid-in Capital:
                    As previously reported                                      $ 56,704,310
                    After reverse stock split                                     57,168,716
                                                                                ------------
                           Increase in paid-in capital                          $    464,406
                                                                                ------------
         Net effect on total stockholders' equity                               $         --
                                                                                ============

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Unaudited quarterly financial data was also restated from amounts previously reported for the fiscal 1997 and 1996 quarterly results (note 16).

(5)      RFID TECHNOLOGY

         In September 1998, the company consummated the acquisition of the RFID based (Radio Frequency Identification) intellectual property assets of ASGI, Inc., and Nauta, Inc. (collectively, the "Sellers"). The intellectual property assets included a patent, trade secret rights, software, hardware, product designs and all other technical information necessary for the company to manufacture and market radio frequency identification products in the areas of access control and asset management. The company accomplished the asset acquisition pursuant to an Asset Purchase Agreement dated September 9, 1998, by and among the company and the Sellers. At closing, the company made a cash payment of $415,000, signed a one-year promissory note for $685,000, interest at prime, and delivered 400,000 shares of its common stock. Up to an aggregate of $6,000,000 is payable by the company to Sellers only if certain net operating profit targets are realized during each of the next five years. The balance outstanding under the promissory note at December 31, 1998 was approximately $457,000. Such amounts will be treated as additional cost of the RFID technology, if and when paid, and amortized over the remaining economic life of the technology.

(6)      PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consists of the following:

                                                              Amortization/
                                                              Depreciation
                                                                    Period          1998           1997
                                                              ------------          ----           ----
         Property, plant and equipment:
                  Leasehold improvements                      Lease term        $    55,752      $   31,305
                  Machinery and equipment                     5 to 8 years        1,060,255       1,159,689
                  Furniture and fixtures                      5 years                70,461          99,309
                                                                                -----------      ----------
                                                                                  1,186,648       1,290,303
         Accumulated depreciation and amortization                                 (612,149)       (628,154)
                                                                                -----------      ----------
         Property, plant and equipment, net                                     $   574,499      $  662,149
                                                                                ===========      ==========

(7)      LEASE OBLIGATIONS

         On November 6, 1998, the company executed a sale-leaseback transaction for LMC's headquarters facility in Albuquerque, New Mexico, which generated net cash proceeds of approximately

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



$725,000, after retiring industrial revenue bonds issued by the City of Albuquerque. As part of the transaction, the company's long-term capital lease with the City of Albuquerque was terminated.

    The company leases its office space and certain equipment under operating leases. The rental expense recorded for operating leases was $162,431, $187,701 and $179,202 for the years ended December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998, future minimum lease payments on operating leases were as follows:

                  Year ending December 31
                  -----------------------
                           1999                                    $140,909
                           2000                                     123,224
                           2001                                      16,220
                           2002                                       5,407

(8)      ACCRUED LIABILITIES

          Accrued liabilities consist of the following at December 31, 1998 and 1997:

                                                                  1998                  1997
                                                                  ----                  ----
         Accrued payroll and payroll taxes                    $   152,257             $ 60,902
         Accrued vacation                                          82,407               49,665
         Interest payable                                          36,303              255,192
         Accrued legal, litigation settlements and other        1,714,035              571,591
                                                              -----------             --------
                                                              $ 1,985,002             $937,350
                                                              ===========             ========

(9)      NOTES PAYABLE TO STOCKHOLDERS

         During June and July 1996, the company obtained a 12% working capital bridge loan totaling $1.7 million from Antiope Partners L.L.C. f/k/a Wolfensohn Partners L.P. ("Antiope Partners"). The loan principal and related interest were paid in full in August 1996 with proceeds from the sale of Series D Convertible Preferred Stock (note 11). In connection with these borrowings, a five year warrant to purchase a total of 2,817 shares of common stock was issued to Antiope Partners.

         During the first quarter of 1997, the company obtained a commitment for a working capital bridge loan of up to $1,000,000 from Antiope Partners. The company made draws of $1,000,000 under this agreement during the first and second quarters of 1997. Borrowings bore interest at 12% and were due on demand. The borrowings were ultimately convertible into the company's voting common stock. In June 1997, borrowings under this agreement were converted into an advance under the terms of a new bridge loan financing provided to the company by Antiope Partners and J.P. Morgan Investment Corporation ("JPMIC") pursuant to a note purchase agreement dated June 25, 1997 (the "Note Purchase Agreement"). The Note Purchase Agreement provided the company with additional bridge financing up to a total of

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



$3,000,000, to be funded 60% by Antiope Partners and 40% by JPMIC. Under the Note Purchase Agreement, the company received additional fundings of $2,000,000 by September 1997. The Note Purchase Agreement provided for an interest rate of 10% per annum for advances by Antiope Partners and 6.64% per annum for advances by JPMIC, with a final maturity of December 31, 1997. In connection with the advances, the company issued to Antiope Partners and JPMIC an aggregate of 15,428 restricted shares of the company's common stock and warrants to purchase 30,000 shares of the company's common stock with a strike price of $14.00. In connection with the restricted shares and warrants, the company recorded a discount to equity of $287,144. Further, advances under the Note Purchase Agreement are convertible into convertible debentures with terms similar to the currently outstanding convertible debentures (see note 10), which are ultimately convertible into common stock at a discount. The company recorded a discount to equity of approximately $688,000 for the intrinsic value of the beneficial conversion feature. The discount attributable to the restricted shares, warrants and conversion feature was fully accreted to interest expense during 1997.

         In December 1997, JPMIC, Antiope Partners and Amphion Ventures, L.P. ("Amphion Ventures"), an affiliate of Antiope Partners, extended the maturity of the Note Purchase Agreement to December 31, 1998 in exchange for 5,647 restricted shares of the company's common stock and warrants to purchase 30,000 shares of common stock at an exercise price of $5.00. The company recorded a debt discount of $88,412 representing the estimated fair value of the warrants and restricted stock provided under this arrangement. The debt discount was accreted to interest expense through the extended maturity date of December 31, 1998.

         The company borrowed additional funds of $4,138,575 from Amphion Ventures during late September 1997 through early December 1997 under an informal borrowing agreement. The advances accrued interest at a rate of 10% per annum. In connection with these advances, the company issued 21,284 restricted shares of the company's common stock and warrants to purchase 41,385 shares of the company's common stock at an exercise price of $14.00. The company recorded a debt discount of approximately $317,000 representing the estimated fair value of the warrants and restricted stock, which was fully accreted to interest expense as of December 31, 1997. In December 1997, the company entered into an agreement whereby it converted the advances under this informal borrowing agreement into Series G Preferred Stock (see note 11). The effective interest rate associated with the borrowings from Antiope Partners and JPMIC in 1997 was 71% including the beneficial conversion feature, and 39% excluding the same.

         In December 1998, Amphion Ventures L.P., Antiope Partners and JPMIC elected to convert one-half of the outstanding indebtedness of the company to each of them under the Note Purchase Agreement, including all accrued, but unpaid interest thereon through December 31, 1998, into shares of the company's Series I Preferred Stock or Series J Preferred Stock. In addition, Amphion Ventures elected to convert $100,000 of the accrued, but unpaid interest under the terms of its $1.47 million note payable (the "Amphion Note Payable"), the proceeds of which were used by the company to settle its dispute with Xerox Corporation in December 1998, into shares of Series I Preferred Stock or Series J Preferred Stock.

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         As a result of the debt conversions described above, the company issued: (a) 35 shares of Series J Preferred Stock to Amphion Partners for its conversion of indebtedness of the company in the aggregate amount of $350,000 ($200,000 under the terms of the Note Purchase Agreement plus $50,000 of accrued, but unpaid interest thereon, and $100,000 of accrued, but unpaid interest on the Amphion Note Payable); (b) 118 shares of Series J Preferred Stock to Antiope Partners for its conversion of indebtedness of the company in the aggregate amount of $1,180,000 ($910,000 under the terms of the Note Purchase Agreement plus $270,000 of accrued, but unpaid interest thereon); and
(c) 50 shares of Series I Preferred Stock to JPMIC for its conversion of indebtedness of the company in the aggregate amount of $500,000 ($400,000 under the terms of the Note Purchase Agreement plus $100,000 of accrued, but unpaid interest thereon).

         Also in December 1998, Amphion Ventures, Antiope Partners and JPMIC agreed with the company to extend the maturity date of the balance remaining under the senior notes issued under the Note Purchase Agreement for a period of one year. The balance of the indebtedness under the Note Purchase Agreement is now due in full by the company on December 31, 1999.

(10)     CONVERTIBLE DEBENTURES

         In March 1996, the company completed a $5,500,000 private placement of 10 percent convertible subordinated debentures maturing March 1, 1999 (the "1996 Debentures"). The 1996 Debentures, plus accrued interest, were convertible into the company's unregistered common stock. The Common Stock issued upon conversion has registration rights under certain circumstances. In connection with the 1996 Debentures, five year warrants to purchase 9,625 shares of Common Stock at $44.00 per share were issued to the placement agent for the offering as part of the placement fee. In addition, five year warrants to purchase 27,500 shares of Common Stock at $40.00 per share were issued with the 1996 Debentures. The company recorded a debt discount of approximately $606,341 for the estimated fair value of such warrants. The company recorded a debt discount of approximately $950,000 representing the intrinsic value of the beneficial conversion feature of the 1996 Debentures and approximately $462,000 for the estimated fair value of the 27,500 related detachable warrants to purchase Common Stock. The discount related to the detachable warrants was being amortized ratably as an interest rate adjustment over the life of the 1996 Debentures or until conversion. All outstanding 1996 Debentures were to be automatically converted into Common Stock prior to maturity. During 1996, $3,250,000 face amount of the 1996 Debentures plus $127,612 of accrued interest were converted into 119,603 shares of Common Stock.

         During 1997, $1,000,000 face amount of the 1996 Debentures plus $181,239 accrued interest were converted into 99,045 shares of the company's common stock. Additionally, in May 1997, the company redeemed $600,000 principal of its March 1996 Debentures with the proceeds from the private placement of $500,000 principal amount of the Series B 10% Convertible Debenture due March 1999 (the "Series B Debenture") with substantially identical terms as the 1996 Debentures and $100,000 in proceeds from the private placement of $500,000 of Series E convertible preferred stock (see note 11). The company recorded a debt discount of approximately $88,000 representing the intrinsic value of the beneficial

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



conversion feature of the Series B Debenture. The discount was fully accreted to interest expense during 1997. The company redeemed an additional $50,000 face amount of the 1996 Debentures during 1997.

         In July 1997, the holders of the 1996 Debentures, Series B Debenture, Series D Preferred Stock and Series E Preferred Stock (the "Suspended Securities") agreed to a ninety day suspension of conversion rights on 75% of their holdings beginning July 14, 1997. From October 14, 1997 and thereafter, the holders of the Suspended Securities can exercise the suspended portion at a cumulative rate of 20% per month. In exchange for the standstill agreement, the holders of the 1996 Debentures and the Series B Debenture received warrants to purchase 13,594 shares of the company's common stock at an exercise price of $14.00. In connection with the issuance of these warrants, the company recorded a charge to interest expense of $59,653, which represents the estimated fair value of the warrants provided as an inducement to the holders of the Suspended Securities.

         At December 31, 1997, as part of a series of transactions to convert debentures and preferred stock into notes payable (the "December 1997 Restructuring"), the remaining $600,000 face amount of the 1996 Debentures were converted into a 12% short-term note payable with $300,000 principal due in January 1998 and three installments of $100,000 plus current interest due in March, April and May 1998. Each of these obligations were paid in full in 1998. Additionally, the company converted the $500,000 principal amount of the Series B Debenture into an 8% long-term promissory note due January 15, 2000. In connection with these conversions, the company issued to the holders warrants to purchase 30,000 shares of the company's common stock at an exercise price of $5.00. In connection with the warrants issued, the company recorded a charge to interest expense of $47,774, which represents the estimated fair value of the warrants provided as a conversion inducement.

(11)   PREFERRED STOCK

         Series D Preferred Stock

         In July 1996, the company completed an $8,350,000 private placement of 835 shares of a new class of preferred stock, Series D Convertible Preferred Stock, par value $.01 per share ("Series D Preferred Stock"). Shares of Series D Preferred Stock were convertible into Common Stock in increments of up to 1/3 of Series D Preferred Stock purchased at the lesser of (i) $42.812 per share or
(ii) (a) the average closing bid price of the common stock for the ten trading days immediately prior to the conversion date multiplied by (b) a percentage which is 90 percent from October 1, 1996 through November 29, 1996, 87.5 percent from November 30, 1996 through January 28, 1997, and 85 percent thereafter. The company assigned a value of approximately $1,198,055 to the beneficial conversion feature of the Series D Preferred Stock, which has been included as a preferred stock dividend for purposes of calculating loss applicable to common stockholders for the year ended December 31, 1996 in the accompanying consolidated financial statements. The Series D Preferred Stock did not accrue dividends; however, each share possessed an 8 percent per annum accretion rate prior to conversion which was payable in Common Stock upon conversion or redemption at the conversion price then in effect. Any shares of Series D Preferred Stock outstanding on August 2, 1999 were to be subject to automatic conversion at the

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



conversion rate then in effect. The company effected a Registration Statement on Form S-3 (Registration No. 333-10665), which registers up to 300,000 shares of Common Stock to be offered by the holders of Series D Preferred Stock upon such holders' conversion of such Series D Preferred Stock into Common Stock.

         In connection with the Series D Preferred Stock, a five year warrant to purchase 9,752 shares of Common Stock at $42.812 per share was issued to the placement agent for the offering as part of the placement fee.

         During 1996, 250 shares of Series D Preferred Stock, having an aggregate face value of $2,500,000, and an aggregate accretion value of $58,352, were converted into 114,047 shares of Common Stock.

         Series E and F Preferred Stock

         In June 1997, the company completed the private placement of $500,000 Series E Convertible Preferred Stock ("Series E Preferred Stock"). The Series E Preferred Stock had substantially identical terms as the Series D Preferred Stock. The proceeds of this placement were used to redeem $400,000 of Series D Preferred Stock and a portion of the $600,000 principal amount of 1996 Debentures redeemed (see note 10). As discussed in note 10, in July 1997, the holders of the 1996 Debentures, Series B Debenture, Series D Preferred Stock and Series E Preferred Stock (the "Suspended Securities") agreed to a ninety day suspension of conversion rights on 75% of their holdings beginning July 14, 1997. In exchange for the standstill agreement, the holders of the Series D and Series E preferred stock received warrants to purchase 27,125 shares of the company's common stock at an exercise price of $14.00. The company recorded a discount of $119,031 representing the estimated fair value of the warrants provided for under this arrangement. These warrants provided as an inducement to the holders of the Suspended Securities have been accounted for as stock dividends to the Series D and E Preferred Stockholders. In connection with the standstill agreement, the company converted the outstanding shares of Series D and Series E Preferred Stock into Series F Convertible Preferred Stock ("Series F Preferred Stock"). The Series F Preferred Stock had substantially identical terms as the Series D and Series E Preferred Stock. Additionally, the company completed a private placement of $480,000 face amount of Series F Preferred Stock in July 1997 with Antiope Partners, the proceeds of which were used to redeem $480,000 of existing Series F Preferred Stock from a stockholder.

         During 1997, the company converted a total of $3,590,000 face amount plus $239,218 in accreted dividends of Series D, E and F Preferred Stock into 287,650 shares of common stock and redeemed for cash a total $1,350,000 face amount.

         Series G Preferred Stock and December 1997 Restructuring

         In December 1997, in connection with the December 1997 Restructuring, the company completed a $7,897,353 private placement of Series G Convertible Preferred Stock (the "Series G Preferred Stock") with stockholders of the company. Proceeds

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



from the private placement were as follows: cash of $931,000; a short-term note receivable of $1,158,684 (which was repaid in full in January and February
1998); forgiveness of accrued dividends payable of $708,620 on Series A, B and C Series Preferred Stock; conversion of $4,138,575 principal and $63,121 accrued interest from the informal borrowing agreement (see note 9); and conversion of $860,000 face amount plus $37,353 of accreted dividends in Series F Preferred Stock. In connection with the Series F to Series G Preferred Stock conversion, the company issued 44,868 shares of common stock to the Series F Preferred Stockholders with a fair value of $224,338 as a conversion inducement. This conversion inducement has been accounted for as a stock dividend to the Series F Preferred Stockholders.

         Additionally, in connection with the December 1997 Restructuring, $980,000 face amount of Series F Preferred Stock plus $112,768 in accrued dividends were converted into a short-term note payable due in two installments in January and September 1998. The remaining $75,000 face amount of Series F Preferred Stock was converted into a 12% short-term note payable, with accrued interest at December 31, 1997 of $17,759. In connection with these conversions, the company issued to the Series F holders warrants to purchase 42,000 shares of the company's common stock at an exercise price of $10.00 per share. The company recorded a debt discount of $70,425 representing the estimated fair value of the warrants provided for under this arrangement. This conversion inducement has been accounted for as a stock dividend to the Series F Preferred Stockholders.

         1998 Equity Commitment by Major Stockholder

         Prior to the purchase of the 213 shares of Series J Convertible Preferred Stock (the "Series J Preferred Stock") by Amphion Ventures L.P. during the three month period ended December 31, 1998, which is described below under the heading Equity Purchases by Major Stockholder, Amphion Ventures had previously purchased 205 shares and 792 shares of the company's Series G Preferred Stock and Series H Convertible Preferred Stock (the "Series H Preferred Stock"), respectively, for a total purchase price of $9,970,000. In October 1998, the company obtained a formal commitment from Amphion Ventures to purchase up to an additional $2.3 million of shares of either the company's Series G Preferred Stock, Series H Preferred Stock, Series I Convertible Preferred Stock (the "Series I Preferred Stock") or Series J Preferred Stock, raising their commitment to a total of $6.3 million, to fund the company's operations (the "1998 Amphion Commitment"). In connection with this commitment, Amphion Ventures received common stock warrants to purchase 264,998 shares of the company's common stock at an exercise price of $2.50 per share.

         Each share of Series I Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of voting common stock of the company equal to the quotient of (a) the aggregate original Series I Preferred Stock issue price of $10,000 per share (the "Original Series I Issue Price") divided by (b) the conversion price of $4.00 per share, which is subject to being adjusted from time to time. The Series J Preferred Stock is substantially the same as the Series I Preferred Stock, except the Series J Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of the company's non-voting common stock of the company based on the same formula. The original Series J Preferred Stock issue price is also $10,000 per share (the "Original Series J Issue Price").

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         The Series I Preferred Stock and the Series J Preferred Stock are both subject to the optional redemption at any time by the company, in whole or in part, at a redemption price per share equal to the Original Series I Issue Price or the Original Series J Issue Price, as the case may be, plus any accrued, but unpaid dividends thereon. The company's optional right of redemption is subject to each Series I Preferred Stock or Series J Preferred Stock holder's right, as the case may be, to convert such Series I Preferred Stock or Series J Preferred Stock, as the case may be, into common stock within ten (10) business days after the company's notice of redemption.

         The Series I Preferred Stock and the Series J Preferred Stock are also subject to the mandatory conversion by the company into shares of the company's voting or non-voting common stock, as the case may be, if the closing bid price of the company's common stock on the Nasdaq SmallCap Market is at least $10.00 per share for a period of at least ninety (90) consecutive trading days. Although the company's non-voting common stock may be converted to common stock at any time by a holder thereof, Amphion Ventures has agreed not to convert any shares of non-voting common stock to voting common stock without the prior consent of the company.

         Exercise of Preferred Stock Reset Right by Stockholders

         In connection with the issuance of the company's Series G Preferred Stock and the Series H Preferred Stock during 1997 and 1998, the company agreed with the initial holders of the Series G Preferred Stock and the Series H Preferred Stock, that if, at any time prior to December 31, 1999, the company were to complete an equity financing raising at least $3,000,000 in new equity, such initial holders would have the non-assignable right (the "Reset Right"), but not the obligation to exchange all or a portion of their shares of Series G Preferred Stock or Series H Preferred Stock for shares of a new series of preferred stock with substantially the same terms and conditions offered to the participants in the new equity financing. No such change, however, would result in an increase in the conversion price above $10.00 per share.

         The 1998 Amphion Commitment described above triggered the reset right held by the holders of the Series G Preferred Stock and the Series H Preferred Stock. As a result, all of the holders of the Series G Preferred Stock and the Series H Preferred Stock elected to exercise their rights to exchange all shares of Series G Preferred Stock held by such holders for shares of Series I Preferred Stock, as well as all shares of Series H Preferred Stock held by such holders for shares of Series J Preferred Stock.

         In connection with its exercise of the Reset Right, Amphion Ventures exchanged all 405 shares of Series G Preferred Stock held by it for 405 shares of Series I Preferred Stock and all 792 shares of Series H Preferred Stock held by it for 792 shares of Series J Preferred Stock. Also, Antiope Partners converted all 50 shares of Series G Preferred Stock held by it for 50 shares of Series I Preferred Stock and the other holder converted all 40 shares of Series G Preferred Stock held by it for 40 shares of Series I Preferred Stock. The Series I Preferred Stock and Series J Preferred Stock also contain a similar reset provision such that if at any time prior to December 31, 1999, the company were to complete an equity financing with third parties raising at least $1,000,000 in new equity, the initial holders would have the non-assignable right (the "Series I and J Reset Right"), but not the obligation to exchange all or a portion of their shares of Series I Preferred Stock or Series J Preferred Stock for shares of a new series of preferred stock with substantially the same terms and conditions offered to the participants in the new equity financing. Further, if the company fails to complete such an equity financing prior to December 31, 1999, the conversion price of the Series I Preferred Stock and Series J Preferred Stock would automatically be reset to not less than the greater of $1.00 or one-half of the average closing bid price of the company's common stock on the Nasdaq SmallCap Market during the last twenty (20) consecutive trading days of 1999.

         Equity Purchases by Major Stockholder

         Under the terms of the Amphion Commitment, 213 shares of Series J Convertible Preferred Stock were purchased during the three month period ended December 31, 1998, for an aggregate purchase price of $2,130,000. $1,110,000 of the purchase price was payable primarily by the delivery of unconditional promissory notes payable to the company by Amphion Ventures, the balance of which was paid in full by December 31, 1998. In addition, the company issued 98 shares of Series J Preferred Stock to Amphion Ventures on December 31, 1998, for a total purchase price of $980,000 and 5 shares of Series J Preferred Stock to Antiope Partners for a total purchase price of $50,000. The purchase price for both of theses issuances was payable in cash by each of Amphion Partners and Antiope Partners.

         Payment of Dividends on Preferred Stock During 1998

         The holders of the Series G Preferred Stock, the Series H Preferred Stock, the Series I Preferred Stock and the Series J Preferred Stock are entitled to receive dividends on each such share held by a holder at the annual rate of 8% of the original issue price of each such share ($10,000) payable in arrears, when, as and if declared by the company's board of directors, in cash or additional shares of preferred stock at the company's option. On December 31, 1998, the company issued: (a) 71 shares of Series I Preferred Stock to Amphion Ventures as payment in full for the $710,000 of accrued, but unpaid dividends on the Series I Preferred Stock as of such date (which included all accrued, but unpaid dividends on the Series G Preferred Stock as of the October 31, 1998, exchange date); (b) 4 shares of Series I Preferred Stock to Antiope Partners as payment in full for the $40,000 of accrued, but unpaid dividends on the Series I Preferred Stock as of such date (which included all accrued, but unpaid dividends on the Series G Preferred Stock as of the October 31, 1998, exchange date); and (c) 30 shares of Series J Preferred Stock to Amphion Ventures as payment in full for the $300,000 of accrued, but unpaid dividends on the Series J Preferred Stock as of such date (which included all accrued, but unpaid dividends on the Series H Preferred Stock as of the October 31, 1998, exchange date).

         The company has three additional classes of convertible preferred stock, Series A, B and C Convertible Preferred Stock, stated value $26.00, $28.40, and $30.20, respectively. Each share of Series A, B, and C Convertible Preferred Stock is convertible at the option of the holder into voting Common

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Stock on a share for share basis and is entitled to vote as if converted into voting Common Stock. The company may redeem the preferred stock at any time at stated value plus accrued dividends.

         The Series A and B Preferred Stock accrue dividends at the following rates per annum: 0 percent through December 31, 1995; 5 percent January 1, 1996 through March 31, 1996; 7.5 percent April 1, 1996 through June 30, 1996 and 10 percent thereafter. Series C Preferred Stock accrues dividends at 0 percent per annum through December 31, 1995 and 10 percent per annum thereafter. Dividends are payable within 15 days following each calendar quarter in cash or in additional shares of preferred stock at the option of the company through June 30, 1996 (September 30, 1996 for Series C Preferred Stock). After June 30, 1996 (September 30, 1996 for Series C Preferred Stock), dividends are payable in cash or additional shares of preferred stock at the option of the stockholders. There were no dividends in arrears at December 31, 1998 and 1997. Dividends payable of $473,557 were accrued at December 31, 1998.

         A discount on the Series A, B, and C Convertible Preferred Stock was recorded equal to the present value of the difference between the actual dividends that would be paid and the 10 percent perpetual dividend amount, calculated over the increasing dividend rate period. The discount was amortized to provide a constant effective dividend rate. The 1996 aggregate discount amortization for all three series of preferred stock was $53,212. The discount was fully amortized during 1996.

         All series of preferred stock rank senior in right of payment to the company's Common Stock as to dividends or upon a liquidation or dissolution of the company.

(12)     NOTES PAYABLE

         On December 27, 1996, the company owed a $2,100,000 note payable to Xerox Corporation ("Xerox") in connection with a license agreement for certain technology. Initially, one-third of the note principal plus accrued interest was due on each of December 15 of 1997, 1998 and 1999. At December 31, 1997, the outstanding balance of $2,100,000 was classified as a current liability as the parties were in a dispute as to the obligation. In the first quarter of 1998, the company agreed to pay Xerox $1.47 million in license fees for certain technology and issued Xerox 120,000 shares of common stock. Xerox agreed not to sell any of these shares before December 1999, at which time their shares may be subject to certain limitations. The difference between the original note and the sum of the cash and stock ultimately paid was $292,458, which was applied as a reduction of the deferred licence fee. The company funded the payment to Xerox from proceeds received from Amphion Ventures under the terms of a two-year loan which bears interest at the rate of 10% per annum. Amphion Ventures received, as a loan origination fee, (i) 15,120 shares of restricted common stock and (ii) 3-year warrants to purchase 14,700 shares of common stock with an exercise price of $5.00 per share.

         The license fee of $2,100,000 was recorded as a deferred license fee and was being amortized over the three year term of the license agreement. Accordingly, the company has reflected the unamortized balance of $532,881 and $1,400,000 at December 31, 1998 and 1997 respectively, as a noncurrent asset. The company's rights and interests in the technology were included in the sale of LMC and certain assets to Amphion Ventures in March 1999 (See note 3).

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         The balance in notes payable at December 31, 1998 and 1997 include the following:

                                                                   1998               1997

Note payable issued to 1996 Debenture holder                     $       --       $  600,000
Notes payable issued to Series F Preferred stockholders                  --        1,167,767
Note payable to Xerox                                                    --        2,100,000
Other notes payable                                                  90,882           74,728
                                                                                  ----------
         Total short-term notes payable                          $   90,882       $3,942,495
                                                                 ==========       ==========

Long-term note payable to stockholder                            $1,470,000               --
                                                                 ==========       ==========
Long-term note payable issued to Series B debenture holder       $  535,205       $  535,205
                                                                 ==========       ==========

(13)     STOCK COMPENSATION PLANS AND WARRANTS

         The company has two stock-based compensation plans that are described below. The company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to stock option grants since the intrinsic value of stock options awarded is zero at the date of grant. Had compensation cost for the company's stock-based compensation plans been determined based on the grant date fair value method in accordance with SFAS No. 123, the company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                    1998                     1997                   1996
                                                    ----                     ----                   ----
Net loss applicable
to common stock          As reported           $(16,959,478)            $ (13,892,830)          $(13,264,110)
                         Pro forma              (17,239,562)              (14,140,970)           (13,359,439)
Basic and diluted
net loss per
common share             As reported           $      (6.32)            $       (6.22)          $      (7.73)
                         Pro forma             $      (6.43)            $       (6.33)          $      (7.78)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: (i) expected volatility of 99, 107 and 92 percent,
(ii) risk-free interest of 5.0%, and (iii) expected lives of 5 years.

         Under the company's 1991 Employee Stock Option Plan, the company may grant up to 900,000 shares of Common Stock to its employees. The exercise price of each option is not less than the market price of the company's stock on the date of grant and an option's maximum term is ten years. Options granted vest over a four year period. The company has issued stock options to various members of the Board of Directors and officers of the company under this plan. The exercise price of each option is not less than the average market price of the company's stock during the thirty trading days immediately prior to the date of grant and the option term is ten years. Options are generally granted each year and have various vesting requirements. During 1998, options outstanding of 27,698 under this plan and a

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



terminated by employee stock option plan were cancelled and the company granted options to purchase 27,698 shares at an exercise price of $3.00. Further, the company cancelled options outstanding under a terminated key employee stock option plan and granted new options primarily with an exercise price of $3.00.


                                                                                      Weighted Average
                                                               Shares                 Exercise Price
                                                               ------                 --------------

Balance outstanding at December 31, 1995                       35,358                      $23.80
Granted                                                         3,500                       36.00
Exercised                                                      (3,461)                      21.20
Forfeited                                                      (4,619)                      21.40
                                                             --------                      ------
Balance outstanding at December 31, 1996                       30,778                       25.80
Granted                                                            --                          --
Exercised                                                          --                          --
Forfeited                                                      (3,080)                      27.20
                                                             --------                      ------
Balance outstanding at December 31, 1997                       27,698                       25.80
Granted                                                       743,241                        3.00
Exercised                                                          --                          --
Forfeited                                                     (58,350)                       3.00
Cancelled                                                     (27,698)                      27.20
                                                             --------                      ------
Balance outstanding at December 31, 1998                      684,891                      $ 3.00
                                                             ========                      ======

         At December 31, 1998, 1997, and 1996, there were 182,556, 25,948 and
26,403 AXCESS Inc. options exercisable, respectively. Weighted-average fair values of AXCESS Inc. options granted during the year ended December 31, 1998 and 1996 were $3.00 and $32.00 per share, respectively.

         In 1998 the company adopted a director compensation plan pursuant to which it pays each director who is not employed by the company and who does not beneficially own more than 5% of the shares of common stock outstanding an annual grant of 5,000 options to acquire common stock of the company at an exercise price equal to the fair market value per share of the common stock at the time the option is granted (the "Annual Grant"). The Annual Grant customarily occurs on the date of the company's annual meeting. The director compensation plan also provided for an one-time initial grant of 15,000 to each director of the company as of July 21, 1998, the date the director compensation plan was approved by the company's stockholders (the "Initial Grant"). The company has authorized 150,000 shares for issuance under this plan.

         In 1998, the company issued a total of 87,500 options pursuant to the terms of the director compensation plan. The company issued 60,000 options at an exercise price of $4.00 for the Initial Grant, 20,000 options at an exercise price of $3.00 for the Annual Grant and 7,500 options at an exercise price of $4.00 to the one new director in 1998.

                          AXCESS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         The company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders (note 9), convertible debentures (note 10), and preferred stock (note 11). At December 31, 1998, warrants to purchase 584,431 shares of the company's common stock are outstanding with a weighted average exercise price of $10.53. The outstanding warrants have a range of exercise prices of $2.50 to $56.25.

 (14)    COMMITMENTS AND CONTINGENCIES

         On February 28, 1996, an investor group filed suit against the company. This lawsuit arose out of the company's refusal to recognize the investor group's attempt to exercise an option to purchase 70,000 shares of Common Stock at $9.90 per share. The option had been granted to the company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September 1995. On that same day the investor group attempted to exercise the option. The company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the company's former President and CEO and the company believed that it was not transferable to third parties. The lawsuit sought monetary damages which the investor group alleged to be not less than $2,800,000. In March 1999, the plaintiffs, the company and the other named defendants in the second lawsuit described above agreed to the principal terms under which both lawsuits would be settled and dismissed, with prejudice. Although the company anticipates consummating a settlement sometime during the second quarter of 1999, there can be no assurance, however, that the company will consummate any such settlement. The company has fully accrued the expected cost of settlement as of December 31, 1998 (see note 8).

         The company is also involved in various other claims and lawsuits which are generally incidental to its business. The company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(15)     INCOME TAXES

         Due to the company's losses, no income tax expense was recorded for the years ended December 31, 1998, 1997 and 1996. At December 31, 1998, the company had a net operating loss carryforward of approximately $25,100,000 for U.S. federal income tax purposes, which will begin expiring in 1999. A net operating loss carryforward approximately $19,000,000 is available for state income tax purposes. The tax benefit (approximately $21,900,000) of the net operating loss carryforward has been fully offset by a valuation allowance, since the company cannot currently conclude that it is more likely than not that the benefit will be realized. The valuation allowance increased by approximately $4,960,000 during 1998. A change in ownership, as defined for purposes of the Internal Revenue Code, occurred in 1996 and the company believes that a subsequent ownership change occurred during 1998, each of which limit the annual utilization of the U.S. federal net operating loss carryforward under applicable Internal Revenue Service regulations. Additionally, the company had approximately $400,000 of research and development carryforwards. The carryforwards expire from 1999 to 2006. The credit carryforwards will also be restricted in their usage as a result of the ownership changes.

(16)     QUARTERLY FINANCIAL DATA (UNAUDITED - AS RESTATED (NOTES 3 AND 4))


                                                                            Quarter Ended
                                             ---------------------------------------------------------------------------
                                             March 31           June 30             September 30        December 31
                                             --------           -------             ------------        -----------
1998:
   Net revenues                              $             --   $              --   $               --     $      43,146
   Operating loss                                  (1,984,106)         (1,713,330)          (2,065,771)      (2,936,085)
   Loss from continuing operations                 (2,151,235)         (1,860,686)          (2,178,047)      (3,020,261)
   Loss from discontinued operations               (1,171,073)           (822,784)          (2,287,663)      (1,967,308)
   Net loss                                        (3,603,835)         (3,025,500)          (4,879,425)      (5,450,718)
   Basic and diluted net loss per share:
       Continuing operations                            (0.88)              (0.72)               (0.82)           (1.09)
       Discontinued operations                          (0.48)              (0.32)               (0.87)           (0.71)
       Net loss                                         (1.47)              (1.17)               (1.85)           (1.98)

1997:
   Net revenues                                            --                  --                   --               --
   Operating loss                                    (615,501)           (997,483)            (927,354)        (710,045)
   Loss from continuing operations                   (697,337)         (1,681,376)          (1,188,857)      (1,426,346)
   Loss from discontinued operations                 (743,674)         (1,248,250)          (3,117,405)      (2,717,196)
   Net loss                                        (1,630,226)         (3,094,533)          (4,459,747)      (4,708,324)
   Basic and diluted net loss per share:
       Continuing operations                            (0.36)              (0.77)               (0.53)           (0.61)
       Discontinued operations                          (0.37)              (0.57)               (1.39)           (1.16)
       Net loss                                         (0.81)              (1.41)               (1.98)           (2.02)

1996:
   Net revenues                                            --                  --                   --               --
   Operating loss                                    (845,542)           (924,992)            (862,631)        (350,669)
   (Loss) from continuing operation                (1,139,983)         (1,751,596)          (1,011,488)        (566,362)
   (Loss) from discontinued operations               (896,489)         (2,561,679)          (1,154,039)      (2,317,359)
   Net loss stock                                  (2,144,870)         (4,408,256)          (2,381,174)      (4,321,811)
   Basic and diluted net loss per share:
       Continuing operations                            (0.73)              (1.06)               (0.58)           (0.33)
       Discontinued operations                          (0.57)              (1.55)               (0.66)           (1.35)
       Net loss                                         (1.37)              (2.67)               (1.36)           (2.52)

                                 EXHIBIT INDEX


      EXHIBIT
       NUMBER                              EXHIBIT
       ------                              -------

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

         3.3 --First Amendment to Certificate of Incorporation of the company dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

         3.4 --Second Amendment to Certificate of Incorporation of the company dated May 27, 1987. Incorporated herein by reference to Exhibit 3.4 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

         3.5 --Third Amendment to Certificate of Incorporation of the company dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the company's Registration
                  Statement on Form S-3 (Registration No. 333-10665).

         3.6 --Fourth Amendment to Certificate of Incorporation of the company dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to the company's Registration Statement on Form S-3 (Registration No. 333-10665).

         3.7 --Fifth Amendment to Certificate of Incorporation of the company, dated June 17, 1997. Incorporated herein by reference to Exhibit 4.6 to the company's Registration
                  Statement on Form S-3 (Registration No. 333-10665).

         3.8 --Sixth Amendment to Certificate of Incorporation of the company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the company's Report on Form 8-K dated April 13, 1998.

         3.9 --Seventh Amendment to Certificate of Incorporation of the company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the company's Report on Form 8-K dated April 13, 1998.

         3.10 --Eighth Amendment to Certificate of Incorporation of the company dated April 9, 1998. Incorporated herein by reference to Exhibit 99.3 to the company's Report on Form 8-K dated
                  April 13, 1998.

         4.1      --Certificate of Designation of the company's Series A, B and
                  C Preferred Stock, dated December 27, 1995. Incorporated herein by reference to Exhibit 4.7 to the company's
                  Registration Statement on Form S-3 (Registration No.
                  333-10665).

         4.2      --Certificate of Designation of the company's Series I
                  Preferred Stock.*

      EXHIBIT
       NUMBER                              EXHIBIT
       ------                              -------

         4.3      --Certificate of Designation of the company's Series J
                  Preferred Stock.*

         10.1     --1991 Incentive Stock Option Plan, dated August 14, 1991.
                  Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1991.

         10.2 --Purchase of common stock and Convertible Note Agreement between the company and J.P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by reference to
                  Exhibit 10.19 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

         10.3 --Amendment to the OEM License Agreement between the company and Xerox Corporation, dated December 27, 1997. Incorporated by reference to Exhibit 10.12 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.4 --Note Purchase Agreement dated June 25, 1997, by and among the company, J.P. Morgan Investment Corporation and
                  Wolfensohn Associates L.P. Incorporated by reference to
                  Exhibit 10.15 to the company's Quarterly Report on Form
                  10-QSB for the period ended September 30, 1997.

         10.5     --Intellectual Property Transfer Agreement dated January 8,
                  1998, by and between XL Vision, Inc. and the company.
                  Incorporated herein by reference to Exhibit 10.15 to the company's Annual Report on Form 10-KSB for the year ended
                  December 31, 1997.

         10.6     --Amendment to Notes and Note Purchase Agreement dated
                  December 31, 1997, by and among the company, Antiope Partners
                  L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended
                  December 31, 1997.

         10.7     --Series H Preferred Stock Purchase Agreement dated December
                  29, 1997, by and among the company and Amphion Ventures L.P.
                  Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.8 --Preferred Stock Purchase Agreement dated October 21, 1998 by and between the company and Amphion Ventures L.P.*

         10.9 --Pledge Agreement dated August 18, 1997, by and among the company, Antiope Partners L.L.C. and J.P. Morgan Investment
                  Corporation. Incorporated herein by reference to Exhibit
                  10.18 to Amendment No. 1 to the company's Annual Report on
                  Form 10-KSB for the year ended December 31, 1997.

        EXHIBIT
        NUMBER                              EXHIBIT
        -------                             -------
         10.10 --Form of Warrant to purchase shares of the company's common stock issued to Antiope Partners L.L.C. and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.11 --Settlement Agreement dated as of April 21, 1998, by and between the company and Xerox Corporation. Incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.12 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and Amphion Ventures L.P.*

         10.13 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and Antiope Partners L.L.C.*

         10.14 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and J.P. Morgan Investment Corporation.*

         10.15 --Stock and Asset Purchase Agreement dated March 30, 1999, by and between the company and Amphion Ventures L.P.*

         21       --Subsidiaries of the company.*

         23       --Consent of KPMG LLP.*

         27.1     --Financial Data Schedule.*

         27.2     --1997 Restated Financial Data Schedule*

         27.3     --1996 Restated Financial Data Schedule*


         --------------
         *Filed herewith.