Form 10QSB
period 1999-03-31
AXCESS INC/TX
filed 1999-05-17
CIK 710597

                10QSB.WPD U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ________________.

                         Commission File Number: 0-11933


                                   AXCESS INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    85-0294536
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

3208 COMMANDER DRIVE, DALLAS, TEXAS                        75006
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (972) 407-6080
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock outstanding on May 1, 1999: 3,179,368. Shares of non-voting common stock outstanding on May 1, 1999: 112,492.

Transitional Small Business Disclosure Format (Check One);  Yes [ ]    No [X]

                          AXCESS INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements:

                  Condensed Balance Sheets (Unaudited) at March 31, 1999
                  And December 31, 1998 ...............................................  1

                  Condensed Statements of Operations (Unaudited) for the Three
                  Months Ended March 31, 1999 and 1998 ................................  3

                  Condensed Statements of Cash Flows (Unaudited) for the Three
                  Months ended March 31, 1999 and 1998 ................................  4

                  Notes to Condensed Financial Statements (Unaudited) .................  5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation ............................................  8

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities ............................................... 13

         Item 6.  Exhibits and Reports on Form 8-K .................................... 13

SIGNATURES ............................................................................ 16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          AXCESS INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                          March 31, 1999
                                                     Pro Forma                 December 31,
                                                     (Note 2)       Actual        1998
                                                     ----------   ----------   ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ......................   $  230,927   $  230,927   $1,575,429
  Note receivable from stockholder ...............      525,624          624    1,030,624
  Accounts receivable - trade ....................       51,838       51,838       30,987
  Inventory ......................................      540,376      540,376      256,216
  Prepaid expenses and other .....................      185,784      250,470      160,087
                                                     ----------   ----------   ----------
             Total current assets ................    1,534,549    1,074,235    3,053,343
                                                     ----------   ----------   ----------

  Net assets of discontinued operation ...........      690,557    2,755,810    3,186,253
  Property, plant & equipment, net ...............      563,925      601,858      574,499
  Note receivable from stockholder, long-term ....    4,000,000           --           --
  RFID technology ................................    1,628,189    1,628,189    1,714,449
  Deferred license fee ...........................           --      532,881      532,881
  Other assets ...................................        7,631      382,631        9,923
                                                     ----------   ----------   ----------
             Total assets ........................   $8,424,851   $6,975,604   $9,071,348
                                                     ==========   ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Convertible notes payable to stockholders ......   $  685,650   $1,795,650   $1,966,900
  Notes payable ..................................       89,640       89,640       90,882
  Accounts payable ...............................      778,703      755,190      466,940
  Dividends payable ..............................       65,285       65,285      481,339
  Other accrued liabilities ......................    1,734,662    2,209,662    1,985,002
                                                     ----------   ----------   ----------
           Total current liabilities .............    3,353,940    4,915,427    4,991,063
                                                     ----------   ----------   ----------

Notes payable, long term .........................      535,205      535,205      535,205
Notes payable to stockholder .....................      580,000    1,470,000    1,470,000
                                                     ----------   ----------   ----------
          Total liabilities ......................   $4,469,145   $6,920,632   $6,996,268
                                                     ----------   ----------   ----------

                                                                     (Continued)

       See accompanying notes to unaudited condensed financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                              March 31, 1999
                                                                                      Pro Forma                       December 31,
                                                                                       (Note 2)          Actual           1998
                                                                                      ------------    ------------    ------------
Stockholders' equity:
Convertible preferred stock:

     Series A: $26.00 stated value; 57,692 shares
     issued and outstanding in 1999 and 1998 ......................................   $  1,500,000    $  1,500,000    $  1,500,000

     Series B: $28.40 stated value; 52,817 shares
     issued and outstanding in 1999 and 1998 ......................................      1,500,000       1,500,000       1,500,000

     Series C: $30.20 stated value; 35,427 shares
     issued and outstanding in 1999 and 1998 ......................................      1,069,880       1,069,880       1,069,880

     Series I: $10,000.00 stated value; 623 shares
     issued and outstanding in 1999 and 1998 ......................................      6,230,000       6,230,000       6,230,000

     Series J:  $10,000.00 stated value; 1,688
     shares issued and outstanding in 1999 and 1998 ...............................     16,880,000      16,880,000      16,880,000

Common stock, $.01 par value, 6,250,000 shares authorized in 1999 and 2,837,500 in 1998; 3,179,368 and 2,879,368 shares issued and outstanding in 1999
     and 1998 .....................................................................         31,794          31,794          28,794

Non-voting convertible common stock, $.01 par value, 112,500 shares authorized in 1999 and 1998; 112,492 shares issued and outstanding in 1999 and 1998;
     convertible into common stock on a shares for
     share basis ..................................................................          1,125           1,125           1,125

Paid-in capital ...................................................................     58,887,848      58,887,848      58,515,848
Accumulated deficit ...............................................................    (82,144,941)    (86,045,675)    (83,650,567)
                                                                                      ------------    ------------    ------------
                  Total stockholders' equity ......................................      3,955,706          54,972       2,075,080

                  Total liabilities and stockholders' equity ......................   $  8,424,851    $  6,975,604    $  9,071,348
                                                                                      ============    ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              1999           1998
                                                          -----------    -----------
Sales .................................................   $    40,523    $        --
Cost of sales .........................................        16,583             --
                                                          -----------    -----------
    Gross Profit ......................................        23,940             --

Expenses:
    Research and development ..........................       364,770      1,000,000
    Sales and marketing ...............................       698,157             --
    General & administrative ..........................       707,238        984,106
                                                          -----------    -----------

        Operating expenses ............................     1,770,165      1,984,106
                                                          -----------    -----------

        Loss from operations ..........................    (1,746,225)    (1,984,106)

Other income (expense):
    Interest income ...................................        12,068         31,023
    Interest expense ..................................       (94,951)      (249,921)
    Other & taxes .....................................        (2,054)        51,769
                                                          -----------    -----------
        Other income (expense), net ...................       (84,937)      (167,129)
                                                          -----------    -----------

        Loss from continuing operations ...............    (1,831,162)    (2,151,235)

Discontinued operations:
    Loss from operations ..............................            --     (1,171,073)
    Gain on disposal of discontinued operations .......            --             --
                                                          -----------    -----------
        Loss from discontinued operations .............            --     (1,171,073)
                                                          -----------    -----------
        Net loss ......................................    (1,831,162)    (3,322,308)

Preferred stock dividend requirements .................      (563,946)      (281,527)
                                                          -----------    -----------

Net loss applicable to common stock ...................   $(2,395,108)   $(3,603,835)
                                                          ===========    ===========

Basic and diluted net loss per share:
    Continuing operations .............................   $     (0.57)   $     (0.88)
    Discontinued operations ...........................   $        --    $     (0.48)
    Net loss ..........................................   $     (0.75)   $     (1.47)

Weighted average shares of common stock outstanding ...     3,188,529      2,445,727
                                                          ===========    ===========

       See accompanying notes to unaudited condensed financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                    1999           1998
                                                                                -----------    -----------
Cash flows from operating activities:
    Loss from continuing operations .........................................   $(1,831,162)   $(2,151,235)
    Adjustments to reconcile net loss to net cash used by
            operating activities:
Depreciation and amortization ...............................................       137,012        489,774
    Amortization of financing discount and issuance costs ...................            --         93,419
    Loss on sale of assets ..................................................        11,085             --
    Changes in operating assets and liabilities:
       Accounts receivable ..................................................       (20,851)            --
       Inventory ............................................................      (284,160)            --
       Prepaid expenses and other ...........................................       (90,383)        21,284
       Other assets .........................................................         2,292        (46,991)
       Accounts payable .....................................................       288,250       (300,259)
       Other liabilities ....................................................       274,660       (163,508)
                                                                                -----------    -----------
           Net cash used by operating activities ............................    (1,513,257)    (2,057,516)

Cash flow from investing activities:
    Capital expenditures ....................................................       (93,696)            --
    Proceeds from sale of assets ............................................         4,500             --
                                                                                -----------    -----------
                      Net cash used by investing activities .................       (89,196)            --

Cash flow from financing activities:
    Principal payments on financing agreements ..............................      (172,492)      (924,826)
    Net proceeds from issuance of common and preferred stock ................            --      2,947,783
                                                                                -----------    -----------
                      Net cash provided (used) by financing activities ......      (172,492)     2,022,957

                      Net cash provided (used) by discontinued operations ...       430,443       (947,167)
                                                                                -----------    -----------

                      Net decrease in cash and cash equivalents .............    (1,344,502)      (981,726)
Cash and cash equivalents, beginning of period ..............................     1,575,429      1,102,341
                                                                                -----------    -----------
Cash and cash equivalents, end of period ....................................   $   230,927    $   120,615
                                                                                ===========    ===========

Supplemental information:
     Cash paid during the year for interest .................................   $    31,652    $    20,375
     Restricted common stock issued in connection with
        Xerox settlement ....................................................   $        --    $   582,500
     Conversion feature, detachable warrants and restricted common stock
         issued in connection with notes payable to stockholders ............   $        --    $    93,419
     Conversion of accrued interest and current note payable to long-term
         note payable and deferred license fee ..............................   $        --    $ 1,694,958
     Conversion of accrued interest and dividends in satisfaction of
        note receivable form shareholder ....................................   $ 1,030,000    $        --
     Common stock issued to acquire XLV technology rights ...................   $   375,000    $        --

       See accompanying notes to unaudited condensed financial statements.

                          AXCESS INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      CONDENSED FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 1998. Certain reclassifications have been made to the prior period amounts in order to present the financial position and results of operations on a consistent basis. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position at March 31, 1999, results of operations for the three month periods ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998, have been made. The results of operations for any given three month period are not necessarily indicative of the results for the entire year.

         The company has restated its condensed financial statements for the three months ended March 31, 1998, to classify the imaging business and Lasertechnics Marking Corporation ("LMC") as discontinued operations. See Note 3 below.

(2)      MARCH 31, 1999 PRO FORMA BALANCE SHEET

         In April 1999, the company completed the sale of its LMC subsidiary and certain technology assets under development. See Note 3 below. Although the company entered into a definitive agreement to sell those assets in March 1999, generally accepted accounting principles for interim financial reporting prevent the company from reporting the aggregate $3.9 million gain realized by the company from the sale of LMC and the technology assets in its results of operations for quarter ended March 31, 1999. Accordingly, instead of reporting the gain in its results of operations for the quarter during which the company entered into a definitive agreement, the company must report the gain in its results of operations for the quarter during which the company completed the transaction. The aggregate $3.9 million gain, therefore, will be included in the company's results of operations for the quarter ending June 30, 1999. Stockholders' equity of the company was $3,508,966 as of April 30, 1999, after giving effect to the transaction.

         Because the company completed the sale of LMC and the technology assets, as well as recognized the gain from that sale prior to filing this report on Form 10-QSB for the quarter ended March 31, 1999, the company has included a March 31, 1999, pro forma condensed balance sheet to reflect the completion of the sale transaction as if it had occurred during the period within which it entered into the definitive agreement.

(3)      DISCONTINUED OPERATIONS

         On October 21, 1998, the company's Board of Directors approved a plan to exit the imaging business as part of the strategy to redeploy and refocus the company's resources on its core RFID asset, vehicle and personnel tracking business. The sale of the imaging business was completed on December 15, 1998. The company reported a sales price of $500,000 and recorded a loss of $1,095,920 on the disposal in 1998. The remaining $690,557 of net assets of the discontinued

                          AXCESS INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         imaging business consist primarily of receivables, which are recorded at net realizable value as of March 31, 1999. For the three months ended March 31, 1999 and 1998, the company recorded the following operating results. (There is no related income tax benefit or expense):

                                              Three Months      Three Months
                                                  Ended            Ended
                                             March 31, 1999    March 31,1998
                                             --------------    -------------
Sales                                            $    --        $   732,415
Costs and expenses                                                1,571,050
                                                 -------        -----------
Loss from discontinued operation                 $    --        $  (838,635)
                                                 =======        ===========
Loss per fully diluted share                     $    --        $     (0.34)
                                                 =======        ===========

         In March 1999, the company entered into a definitive agreement to sell its LMC subsidiary to affiliates of Amphion Capital Management, a major stockholder of the company. The company's rights and interests in DataGlyph(TM) and the technology under development with XL Vision, Inc. were also included in the sale. The company received $0.5 million in cash, $2.0 million in debt cancellation, a $4.0 million note receivable due March 2002 (or 2004 under certain conditions), a $0.5 million demand note receivable and a warrant to purchase equity in the Amphion-controlled enterprise to which Amphion transferred those businesses and assets following the closing. The exercise price of the warrant is $2.50 per share, representing approximately 8% of that enterprise. If LMC is sold within two years of the closing, the company has the option to exchange its warrant for twenty percent of the excess profits (as defined in the definitive sale agreement) from any such sale.

         For the three months ended March 31, 1999 and 1998, the company recorded the following results of LMC, which have been reclassified to loss from discontinued operations for all periods presented. (There is no related income tax benefit or expense.)

                                                       Three Months      Three Months
                                                           Ended            Ended
                                                      March 31, 1999    March 31, 1998
                                                      --------------    --------------
         Sales                                            $    --        $ 1,555,612
         Costs and expenses                                                1,888,050
                                                          -------        -----------
         Loss from discontinued operations                $    --        $  (332,438
                                                          =======        ===========
         Loss per fully diluted share                     $    --        $     (0.14)
                                                          =======        ===========

(4)      RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, "Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for gains and losses from changes in the fair value of a derivative depends on the

                          AXCESS INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         intended use of the derivative and its resulting classification as one of three designated types of hedges or as a non-hedging instrument. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material impact on the company's financial statements and related disclosures.

(5)      ISSUANCE OF COMMON STOCK

         During the quarter ended March 31, 1999, a total of 300,000 shares of AXCESS common stock with a market value of $375,000 were issued in connection with the acquisition of the XLV technology rights, which were transferred to the buyer in connection with the sale of LMC described in Note 2.

(6)      CONTINGENCIES

         On February 28, 1996, an investor group filed suit against the company. This lawsuit arose out of the company's refusal to recognize the investor group's attempt to exercise an option to purchase 70,000 shares of common stock at $9.00 per share. The option had been granted to the company's former President and CEO who attempted to transfer his option to an investor group on the last day of the option term in September 1995. On that same day, the investor group attempted to exercise the option. The company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the company's former President and CEO and the company believed that it was not transferable to third parties. The lawsuit sought monetary damages that the investor group alleged to be not less than $2,800,000. In March 1999, the plaintiffs, the company and other named defendants in the second lawsuit described above agreed to the principal terms under which both lawsuits would be settled and dismissed, with prejudice. Although the company anticipates consummating a settlement sometime during the second quarter of 1999, there can be no assurance, however, that the company will consummate any such settlement. The company has fully accrued the expected cost of the settlement as of March 31, 1999.

         The company is also involved in various other claims and lawsuits which are generally incidental to its business. The company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its financial position, results of operations or cash flows.

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

On October 21, 1998, the company's Board of Directors approved a plan to exit the imaging business as part of the strategy to redeploy and refocus the company's resources on its core RFID asset, vehicle and personnel tracking business. The sale of the imaging business was completed on December 15, 1998. The company reported a sales price of $500,000 and recorded a loss of $1,095,920 on the disposal in 1998. As of March 31, 1999, the remaining $690,557 of net assets of the discontinued imaging business consist primarily of receivables, which are recorded at net realizable value.

In March 1999, the company entered into a definitive agreement to sell its Lasertechnics Marking Corporation subsidiary ("LMC") to affiliates of Amphion Capital Management, a major stockholder of the company. The company's rights and interests in DataGlyph(TM) and the technology under development with XL Vision, Inc. were also included in the sale. In April 1999 the company completed the sale and received $0.5 million in cash, $2.0 million in debt cancellation, a $4.0 million note receivable due March 2002 (or 2004 under certain conditions), a $0.5 million demand note receivable and a warrant to purchase equity in the Amphion-controlled enterprise to which Amphion will transfer these businesses and assets with an exercise price of $2.50 per share, representing approximately 8% of that enterprise. If LMC is sold within two years of its purchase, the company has the option to exchange its warrant for twenty percent of the defined excess profits from any such sale. The gain on disposition totaled approximately $3.9 million.

Although the company entered into a definitive agreement to sell LMC and the technology assets in March 1999, generally accepted accounting principles for interim financial reporting prevent the company from reporting the aggregate $3.9 million gain realized by the company from the sale of those assets in its results of operations for the quarter ended March 31, 1999. Accordingly, instead of reporting the gain in its results of operations for the quarter during which the company entered into a definitive agreement, the company must report the gain in its results of operations for the quarter during which the company completed the transaction. The aggregate $3.9 million gain, therefore, will be included in the company's results of operations for the quarter ending June 30, 1999. Stockholders' equity of the company was $3,508,966 as of April 30, 1999, after giving effect to the transaction.

Because the company completed the sale of LMC and the technology assets, as well as recognized the gain from that sale prior to filing this report on Form 10-QSB for the quarter ended March 31, 1999, the company has included a March 31, 1999, pro forma condensed balance sheet to reflect the completion of the sale transaction as if it occurred during the period within which it entered into the definitive agreement.

The company's March 31, 1998 financial statements have been restated to account for the imaging business and LMC as discontinued operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Sales and Gross Profit. Sales applicable to the businesses of the company's discontinued operations are not included in the company's sales for any period presented in the company's results of operations.

                          AXCESS INC. AND SUBSIDIARIES


Although the RFID technology acquired in September 1998 had been in development and use for some time, significant modifications and enhancements were and are necessary for its successful commercialization, manufacture and distribution in volume. Sales and marketing efforts were launched in the fourth quarter of 1998. Through March 31, 1999, the company had not yet shipped a significant volume of RFID systems. Orders accepted during the period will be realized as sales when the systems have been manufactured and shipped to the customer.

As a result, the company reported no sales or gross profit in the three months ended March 31, 1998. Sales for the three months ended March 31, 1999 were $40,523, on which the company realized a gross profit of $23,940.

Operating Expenses. Operating expenses were $1,770,165 and $1,984,106 for the three months ended March 31, 1999 and 1998, respectively.

Corporate general and administrative expenses were $707,238 and $984,106 for the three months ended March 31, 1999 and 1998, respectively. The higher expense in the quarter ended March 31, 1998 is attributable primarily to legal, printing and accounting costs associated with the special shareholder meeting held in March 1998.

Research and development expenses for the three months ended March 31, 1999 of $364,770 represents RFID product development cost. For the three months ended March 31, 1998, research and development expenses of $1,000,000 consisted of new product development costs associated with the Technology Development Agreement with XL Vision, Inc.

Selling and marketing expenses were $698,157 in the quarter ended March 31, 1999. No selling and marketing expenses were incurred in the first quarter of 1998 because the company's continuing operations were not initiated until September 1998.

Other income (expense), net was ($84,937) for the three months ended March 31, 1999 and 1998, respectively. Interest expense was $154,970 lower in the three months ended March 31, 1999 compared to the three months ended March 31, 1998, reflecting the lower amount of notes payable outstanding during 1999.

Loss from Continuing Operations was $1,831,162 for the three months ended March 31, 1999, compared to $2,151,235 for the same period in 1998, an improvement of $320,073. The primary elements of this variance were declines in operating expenses during 1999 of $213,941 and interest expense of $154,970.

Loss from Discontinued Operations was $0 and $1,171,073 for the three months ended March 31, 1999 and 1998, respectively. The loss in 1998 consists of the loss from the operations of both LMC and the imaging business. See Note 3 to Notes to Condensed Financial Statements.

                          AXCESS INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and, more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital needs.

The company's ongoing businesses continued to generate operating losses in 1999, as the company was continuing its development and enhancement activities related to the RFID technology and had not yet shipped a significant volume of RFID systems. The company's future working capital requirements will depend upon many factors, including the extent and timing of the company's product sales, the company's operating results and the status of competitive products. The company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 1999. The company is continuing discussions with a number of existing and potential corporate, strategic and institutional investors. The company's actual funding needs will depend on numerous factors, including actual expenditures and revenues generated from its operations compared to its business plan. The company's actual funding needs will also depend on the successful development and commercialization of the RFID systems and other unanticipated expenditures, none of which can be predicted with certainty. There can be no assurance that the company will acquire the additional funding it needs to fully pursue its business objectives. If the company's losses continue, the company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms which are unfavorable to the company or disadvantageous to existing stockholders. In addition, no assurance may be given that the company will be successful in raising additional funds or entering into business alliances.

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

To the extent possible, the company will develop and implement contingency plans designed to allow continued operations in the event of failure of the company's or third party systems to by Year 2000 compliant. These contingency plans have substantially been completed, and are expected to be completed and implemented by the end of 1999.

                          AXCESS INC. AND SUBSIDIARIES


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

Management expects to complete its program without incurring any significant incremental expenditures utilizing internal resources. However, the company has not yet completed all necessary phases of the Year 2000 program. Further, the failure of the company or third parties upon which the company relies to identify Year 2000 issues and successfully and timely resolve them could then have a material adverse impact on the operations of the company.

SHARES ELIGIBLE FOR FUTURE SALE; CONVERTIBLE SECURITIES AND WARRANTS

Future sales of the company's common stock in the public market by existing stockholders, warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of the common stock. At March 31, 1999, an aggregate of approximately 1,700,000 shares of common stock were outstanding and freely tradeable without restriction under the Securities Act. In addition, up to 767,000 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

Approximately 2,300,000 shares of common stock have been reserved for issuance upon the exercise of outstanding convertible securities and warrants. As of March 31, 1999, there were 57,692, 52,817, 35,427, 623 and 1,688 shares of
Series A, B, C, I and J convertible preferred stock outstanding, respectively. Each share of Series A, B and C convertible preferred stock is convertible at any time, at the option of the holder, into one share of common stock. The conversion price for the Series I and Series J shares is $4.00 per share. See "Recent Sale of Unregistered Securities" in the company's Form 10-KSB for the year ended December 31, 1998.

There are also currently 584,431 warrants outstanding to acquire the same number of shares of common stock, as well as $535,000 of indebtedness, convertible into common stock at $5.00 per share.

In addition, approximately 1,050,000 shares of common stock have been reserved for issuance to key employees, officers, directors and consultants pursuant to the company's benefit plans. As of March 31, 1999, there were 772,391 options outstanding.

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

                          AXCESS INC. AND SUBSIDIARIES


These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the ability to raise capital; the growth rate of the company's revenue and market share; the consummation of new, and the non-termination of existing, relationships with customers and suppliers; the company's ability to effectively manage its business functions while growing the company's business in a rapidly changing environment; the ability of the company to adapt and expand its services in such an environment; the effective and efficient development of new products; the quality of the company's plans and strategies; and the ability of the company to execute such plans and strategies.

Forward-looking statements concerning the company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the company has no control. The company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the company has not made additional comments on those forward-looking statements. See "Cautionary Statements" in the company's Form 10-KSB for the year ended December 31, 1998.

                          AXCESS INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES.

During the first quarter of 1999, the company issued unregistered securities in connection with the transaction described below.

The issuance of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificate.

The company issued 300,000 shares of restricted common stock to XL Vision, Inc. on February 1, 1999, in connection with the exercise of the company's assignment right under the terms of an Intellectual Property Transfer Agreement by and between the company and XL Vision, Inc.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

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

                          AXCESS INC. AND SUBSIDIARIES


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

         4.2 --Certificate of Designation of the company's Series I Preferred Stock. Incorporated herein by reference to Exhibit 4.2 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         4.3 --Certificate of Designation of the company's Series J Preferred Stock. Incorporated herein by reference to Exhibit 4.3 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         10.1 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1991.

         10.2 --Purchase of common stock and Convertible Note Agreement between the company and J.P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by reference to Exhibit
                10.19 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

         10.3 --Note Purchase Agreement dated June 25, 1998, by and among the company, J.P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to Exhibit 10.15 to the company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

         10.4 --Amendment to Notes and Note Purchase Agreement dated December 31, 1998, by and among the company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.5 --Series H Preferred Stock Purchase Agreement dated December 29, 1997, by and among the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.6 --Preferred Stock Purchase Agreement dated October 21, 1998 by and between the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.8 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                          AXCESS INC. AND SUBSIDIARIES

         10.7 --Form of Warrant to purchase shares of the company's common stock issued to Antiope Partners L.L.C. and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.8 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.12 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         10.9 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and Antiope Partners L.L.C. Incorporated herein by reference to Exhibit 10.13 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         10.10 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.14 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         10.11 --Stock and Asset Purchase Agreement dated March 30, 1999, by and between the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.15 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         27.1   --Financial Data Schedule.*

         27.2   --Restated Financial Data Schedule.*

    ----------------
     *Filed herewith.


     B.  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AXCESS, INC.


Date: May 14, 1999                           By: /s/ Danny G. Hair
                                                --------------------------------
                                                Danny G. Hair, Executive Vice
                                                President, Chief Financial
                                                Officer and Secretary
                                                (Principal Accounting and
                                                Financial Officer)

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

         4.2    --Certificate of Designation of the company's Series I Preferred
                Stock. Incorporated herein by reference to Exhibit 4.2 to the company's Annual Report on Form 10-KSB for the year ended
                December 31, 1998.

         4.3    --Certificate of Designation of the company's Series J Preferred
                Stock. Incorporated herein by reference to Exhibit 4.3 to the company's Annual Report on Form 10-KSB for the year ended
                December 31, 1998.

         10.1   --1991 Incentive Stock Option Plan, dated August 14, 1991.
                Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended
                December 31, 1991.

         10.2 --Purchase of common stock and Convertible Note Agreement between the company and J.P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by reference to Exhibit
                10.19 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

         10.3 --Note Purchase Agreement dated June 25, 1998, by and among the company, J.P. Morgan Investment Corporation and Wolfensohn
                Associates L.P. Incorporated by reference to Exhibit 10.15 to the company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

         10.4   --Amendment to Notes and Note Purchase Agreement dated December
                31, 1998, by and among the company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the company's
                Annual Report on Form 10-KSB for the year ended December 31,
                1997.

         10.5   --Series H Preferred Stock Purchase Agreement dated December 29,
                1997, by and among the company and Amphion Ventures L.P.
                Incorporated herein by reference to Exhibit 10.17 to Amendment
                No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.6 --Preferred Stock Purchase Agreement dated October 21, 1998 by and between the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.8 to the company's Annual
                Report on Form 10-KSB for the year ended December 31, 1998.

         10.7 --Form of Warrant to purchase shares of the company's common stock issued to Antiope Partners L.L.C. and Amphion Ventures
                L.P. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         10.8 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.12 to the company's Annual
                Report on Form 10-KSB for the year ended December 31, 1998.

         10.9 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and Antiope Partners L.L.C. Incorporated herein by reference to Exhibit 10.13 to the company's Annual
                Report on Form 10-KSB for the year ended December 31, 1998.

         10.10 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and J.P. Morgan Investment Corporation.
                Incorporated herein by reference to Exhibit 10.14 to the company's Annual Report on Form 10-KSB for the year ended
                December 31, 1998.

         10.11 --Stock and Asset Purchase Agreement dated March 30, 1999, by and between the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.15 to the company's Annual
                Report on Form 10-KSB for the year ended December 31, 1998.

         27.1   --Financial Data Schedule.*

         27.2   --Restated Financial Data Schedule.*

* Filed herewith