Form 10QSB
period 1999-06-30
AXCESS INC/TX
filed 1999-08-16
CIK 710597

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE ----- QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________
    TO ________________.


                         Commission File Number: 0-11933
                                                 -------
                                   AXCESS INC.
             (Exact name of registrant as specified in its charter)


                           DELAWARE                                         85-0294536
                           --------                                         ----------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)


            3208 COMMANDER DRIVE, DALLAS, TEXAS         75006
            -----------------------------------         -----
         (Address of principal executive offices)     (Zip Code)


                                 (972) 407-6080
                                 --------------
              (Registrant's telephone number, including area code)



              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock outstanding on August 1, 1999: 3,179,368. Shares of non-voting common stock outstanding on August 1, 1999: 112,492.

Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                              ---     ---

                                   AXCESS INC.

                                      INDEX

                                                                                                            Page
                                                                                                           Number
PART I.       FINANCIAL INFORMATION

              Item 1. Condensed Financial Statements:

                      Condensed Balance Sheets at June 30, 1999 (Unaudited)
                      and December 31, 1998.................................................................. 1

                      Condensed Statements of Operations (Unaudited) for the Three
                      and Six months ended June 30, 1999 and 1998............................................ 3

                      Condensed Statements of Cash Flows (Unaudited) for the Six
                      Months ended June 30, 1999 and 1998.................................................... 4

                      Notes to Condensed Financial Statements (Unaudited).................................... 6

              Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................................................. 10


PART II.      OTHER INFORMATION

              Item 1. Legal Proceedings..................................................................... 17

              Item 2. Changes in Securities................................................................. 17

              Item 4. Submission of Matters to Vote of Security Holders..................................... 18

              Item 6. Exhibits and Reports on Form 8-K...................................................... 20


SIGNATURES    .............................................................................................. 23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  AXCESS INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                           June 30,          December 31,
                                                                             1999                1998
                                                                         ----------          ------------
                                       ASSETS

Current assets:
     Cash and cash equivalents ...................................       $   70,664           $1,575,429
     Note receivable from stockholder.............................               --            1,030,624
     Accounts receivable - trade..................................          109,580               30,987
     Inventory ...................................................          605,682              256,216
     Prepaid expenses and other ..................................          186,338              160,087
                                                                         ----------           ----------
          Total current assets ...................................          972,264            3,053,343

Net assets of discontinued operations.............................          264,143            3,186,253
Property, plant & equipment, net..................................          527,635              574,499
Long term note receivable - stockholder...........................        3,902,375                   --
RFID technology...................................................        1,541,929            1,714,449
Deferred license fee..............................................               --              532,881
Other assets......................................................           23,300                9,923
                                                                         ----------           ----------
          Total assets............................................       $7,231,646           $9,071,348
                                                                         ==========           ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Convertible notes payable to stockholders ...................       $1,153,650           $1,966,900
     Notes payable................................................           58,160               90,882
     Accounts payable.............................................          638,748              466,940
     Dividends payable............................................          131,833              481,339
     Other accrued liabilities....................................        2,001,022            1,985,002
                                                                         ----------           ----------
           Total current liabilities..............................        3,983,413            4,991,063

Notes payable - long term.........................................          535,205              535,205
Notes payable to stockholder......................................          580,000            1,470,000
                                                                         ----------           ----------
          Total liabilities.......................................       $5,098,618           $6,996,268
                                                                         ----------           ----------

                                                                     (Continued)

       See accompanying notes to unaudited condensed financial statements.

                                   AXCESS INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                       June 30,         December 31,
                                                                                         1999               1998
                                                                                    -------------     -------------
Stockholders' equity:
Convertible preferred stock, $0.01 par value,
          7,000,000 shares authorized in 1999 and 1998

          Series A: $26.00 stated value; 57,692
            shares outstanding in 1999 and 1998 ...............................     $  1,500,000      $  1,500,000

          Series B: $28.40 stated value; 52,817
            shares outstanding in 1999 and 1998 ...............................        1,500,000         1,500,000

          Series C: $30.20 stated value; 35,427
            shares outstanding in 1999 and 1998 ...............................        1,069,880         1,069,880

          Series I: $10,000.00 stated value; 635
            shares outstanding in 1999 and 623 in 1998 ........................        6,350,000         6,230,000

          Series J: $10,000.00 stated value; 1,727
            shares outstanding in 1999 and 1,688 in 1998 ......................       17,270,000        16,880,000

Common stock, $0.01 par value, 12,000,000 shares authorized in 1999 and
          6,250,000 in 1998; 3,179,368 shares issued
          and outstanding in 1999 and 2,479,368 in 1998 .......................           31,794            28,794

Non-voting convertible common stock, $.01 par value, 112,500 shares authorized in 1999 and 1998; 112,492 shares issued and outstanding in
          1999 and 1998; convertible into common stock on a one share for one
          share basis .........................................................            1,125             1,125

Paid-in capital ...............................................................       58,887,848        58,515,848
Accumulated deficit ...........................................................      (84,477,619)      (83,650,567)
                                                                                    ------------      ------------
                     Total stockholders' equity ...............................        2,133,028         2,075,080
                                                                                    ------------      ------------

                     Total liabilities and stockholders' equity ...............     $  7,231,646      $  9,071,348
                                                                                    ============      ============


       See accompanying notes to unaudited condensed financial statements.

                                   AXCESS INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                            June 30,
                                                       -----------------------------     ------------------------------
                                                           1999              1998            1999              1998
                                                           ----              ----            -----             ----
Sales ............................................     $    82,681      $        --      $   123,204      $        --
Cost of sales ....................................          49,167               --           65,750               --
                                                       -----------      -----------      -----------      -----------
  Gross profit ...................................          33,514               --           57,454               --
Expenses:
  Research and development .......................         308,378          700,000          673,148        1,700,000
  Selling and marketing ..........................         547,553               --        1,245,710               --

  General and administrative .....................         923,986        1,013,330        1,631,224        1,997,436
                                                       -----------      -----------      -----------      -----------
   Total operating expenses ......................       1,779,917        1,713,330        3,550,082        3,697,436
                                                       -----------      -----------      -----------      -----------
   Loss from operations ..........................      (1,746,403)      (1,713,330)      (3,492,628)      (3,697,436)
                                                       -----------      -----------      -----------      -----------
Other income (expense):
  Interest income ................................          55,882           17,816           67,950           48,839
  Interest expense ...............................         (64,410)        (130,849)        (159,361)        (380,770)
  Gain on sale of assets and other ...............       2,042,909          (34,322)       2,040,855           17,447
                                                       -----------      -----------      -----------      -----------
    Other income (expense), net ..................       2,034,381         (147,355)       1,949,444         (314,484)
                                                       -----------      -----------      -----------      -----------
    Income (loss) from continuing
    operations ...................................         287,978       (1,860,685)      (1,543,184)      (4,011,920)
Discontinued operations:
  Income (loss) from operations ..................              --         (822,784)              --       (1,993,857)
  Gain (loss) on disposal of
  discontinued operations ........................       1,856,625               --        1,856,625               --
                                                       -----------      -----------      -----------      -----------
    Gain (loss) from discontinued
    operations ...................................       1,856,625         (822,784)       1,856,625       (1,993,857)
                                                       -----------      -----------      -----------      -----------

    Net profit (loss)  ...........................       2,144,603       (2,683,469)         313,441       (6,005,777)
Preferred stock dividend requirements ............        (576,548)        (342,031)      (1,140,494)        (623,558)
                                                       -----------      -----------      -----------      -----------
    Net profit (loss) applicable to
    common stock .................................     $ 1,568,055      $(3,025,500)     $  (827,053)     $(6,629,335)
                                                       ===========      ===========      ===========      ===========
Basic and diluted net income (loss) per share:
  Continuing operations ..........................     $     (0.09)     $     (0.85)     $     (0.84)     $     (1.84)
  Discontinued operations ........................     $      0.57      $     (0.32)     $      0.58      $     (0.79)
  Net income (loss)  .............................     $      0.48      $     (1.17)     $     (0.26)     $     (2.63)
    Weighted average shares of common
    stock outstanding ............................       3,291,860        2,591,725        3,195,727        2,518,391
                                                       ===========      ===========      ===========      ===========


       See accompanying notes to unaudited condensed financial statements.

                                  AXCESS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                           Six Months Ended
                                                                                             June 30,
                                                                                   -----------------------------
                                                                                       1999               1998
                                                                                       ----               ----
Cash flows from operating activities:
    Net loss from continuing operations ...............................            $(1,543,184)     $(4,011,920)

       Adjustments to reconcile net loss to net cash used by
            operating activities:
          Depreciation and amortization................................                270,187          766,938
          Gain on sale of assets.......................................             (2,033,024)              --
Amortization of financing discount, issuance costs
            and other non-cash interest................................                    --           100,074
          Non-cash compensation........................................                    --            50,000
          (Increase) decrease in:
             Accounts receivable.......................................                (78,593)              --
             Inventory.................................................               (349,466)              --
             Prepaid expenses and other................................                (26,251)          56,718
             Other assets..............................................                (13,377)          52,282
          Increase (decrease) in:
             Accounts payable..........................................                171,808         (691,676)
             Accrued liabilities.......................................                 16,020          (83,602)
             Other.....................................................                 34,581               --
                                                                                   ------------     ------------
                 Net cash used by operating activities.................             (3,551,299)      (3,761,186)

Cash flows from investing activities:
          Capital expenditures.........................................                (93,743)         (86,409)
          Proceeds from sale of assets.................................                391,301               --
                                                                                   ------------     ------------
                 Net cash provided (used) by investing activities......                297,558          (86,409)

Cash flows from financing activities:
          Borrowings under financing agreements........................                468,000        1,470,000
          Principal payments on financing agreements...................               (203,972)      (3,299,797)
          Principal payments on notes receivable.......................                623,249               --
          Net proceeds from issuance of preferred and common stock                          --        6,512,436
                                                                                   ------------     ------------
                 Net cash provided by financing activities                             887,277        4,682,639
                 Net cash provided (used) by discontinued
                 operations............................................                861,699       (1,835,729)
                                                                                   ------------     ------------
          Net decrease in cash and cash equivalents....................             (1,504,765)      (1,000,685)

Cash and cash equivalents, beginning of period.........................              1,575,429        1,102,341
                                                                                   ------------     ------------
Cash and cash equivalents, end of period...............................            $    70,664      $   101,656
                                                                                   ============     ============


                                                                     (Continued)


       See accompanying notes to unaudited condensed financial statements.

                                   AXCESS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Six Months Ended
                                                                                             June 30,
                                                                                ----------------------------
                                                                                     1999             1998
                                                                                     ----             ----
Supplemental information:
    Cash paid during the period for interest ..........................         $   33,405     $      24,360
                                                                                ==========     =============

    Restricted common stock issued in connection with
       Xerox settlement................................................         $       --     $     526,500
                                                                                ==========     =============

    Conversion feature, detachable warrants and restricted common stock issued in connection with notes payable
    to stockholders.................................................            $       --     $     100,074
                                                                                ==========     =============

    Conversion of accrued interest and dividends in
       satisfaction of note receivable from stockholder................         $2,080,000     $          --
                                                                                ==========     =============

    Common stock issued to acquire XLV technology rights...............         $  375,000     $          --
                                                                                ==========     =============

    Notes receivable from stockholder in connection
       with sale of assets.............................................         $5,000,000     $          --
                                                                                ==========     =============

    Cancellation of short-term notes payable to stockholders...........         $1,110,000     $          --
                                                                                ==========     =============

    Cancellation of long-term notes payable to stockholders............         $  890,000     $          --
                                                                                ==========     =============




       See accompanying notes to unaudited condensed financial statements.

                                   AXCESS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONDENSED FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 1998. Certain reclassifications have been made to the prior period amounts in order to present the financial position and results of operations on a consistent basis. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position at June 30, 1999, results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 have been made. The results of operations for any given interim period are not necessarily indicative of the results for the entire year.

         The company has restated its June 30, 1998, condensed financial statements to classify the imaging business and Lasertechnics Marking Corporation ("LMC") as discontinued operations (See Note 2 below).

2.       DISCONTINUED OPERATIONS

         On October 21, 1998, the company's Board of Directors approved a plan to exit the imaging business as part of the strategy to redeploy and refocus the company's resources on its core RFID asset, vehicle and personnel tracking business. The sale of the assets of the imaging business was completed on December 15, 1998. The company reported a sales price of $500,000 and recorded a loss of $1,095,920 on the disposal in 1998. The remaining $264,143 of net assets of the discontinued imaging business consist primarily of receivables, which are valued at net realizable value as of June 30, 1999. For the six months ended June 30, 1999 and 1998, the company recorded the following operating results of the imaging business. (There is no related income tax benefit or expense):


                                                               Six Months               Six  Months
                                                                 Ended                     Ended
                                                              June 30, 1999             June 30,1998
                                                              --------------            -------------
         Sales                                                $           --            $  1,911,018
         Costs and expenses                                               --               3,443,887
                                                              --------------            -------------
         Loss from discontinued operation                     $           --            $ (1,532,869)
                                                              ==============            =============

         Loss per fully diluted share                         $           --             $     (0.61)




On April 30, 1999, the company completed the sale of its LMC subsidiary to affiliates of Amphion Capital Management, a major stockholder of the company. The company's rights and interests in DataGlyph (TM) and

                                   AXCESS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the technology under development with XL Vision, Inc. were also included in the sale. The company received $0.5 million in cash, $2.0 million in debt cancellation, a $4.0 million note receivable due March 2002 (or 2004 under certain conditions), a $0.5 million demand note receivable and a warrant to purchase equity in the Amphion-controlled enterprise to which Amphion transferred these businesses and assets with an exercise price of $2.50 per share, representing approximately 8% of that enterprise. If LMC is subsequently sold prior to April 2001 by the Amphion-controlled enterprise, the company has the option to exchange its warrant for twenty percent of the excess profits (as defined in the acquisition agreements) from any such sale. The company realized a gain of $3,900,734 from the disposition of LMC and the technology assets and recorded that gain in the quarter ended June 30, 1999. Of the total $3.9 million gain, $1,856,625 resulted from the sale of LMC and was, therefore, reported as a gain from discontinued operations. The remainder of the total gain, $2,044,109, was attributable to the sale of the technology assets and was included in the results of continuing operations. At June 30, 1999, there is no balance remaining in net assets of discontinued operations pertaining to LMC.

For the six months ended June 30, 1999 and 1998, the company recorded the following results of LMC, which have been reclassified to "loss from discontinued operations" for all periods presented. (There is no related income tax benefit or expense).


                                                                 Six Months     Six  Months
                                                                    Ended          Ended
                                                              June 30, 1999     June 30,1998

Sales  .....................................              $        --            $3,790,467
Costs and expenses .........................                       --             4,251,455
                                                          -----------           -----------
Gain (loss) from operations ................                       --              (460,988)
Gain (loss) on disposal ....................                1,856,625                    --
                                                          -----------            ----------
Gain (loss) from discontinued operation ....              $ 1,856,625           $  (460,988)
                                                          ===========            ==========
Gain (loss) per fully diluted share                       $      0.57           $     (0.18)


                                   AXCESS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       SUBSEQUENT EVENT

         On July 28, 1999, the company acquired substantially all of the assets, including the network video technology, of Prism Video, Inc. ("Prism"), a privately-held corporation unaffiliated with the company. Prism is engaged in the design, manufacture and marketing of video security technology and video storage products. For the twelve months ended June 30, 1999, Prism reported revenues of approximately $1.2 million (unaudited) from sales of its video technology products. The approximately $5.3 million of assets acquired by the company include Prism's proprietary digital video compression technology used in security video and CCTV products, its remote telephone line video technology and its inventory of video storage products.

         The purchase price, which is subject to adjustment in accordance with the terms of the purchase agreement, consists of:



                  Note payable: non-interest bearing, due December 31, 2002
                  (Face amount of $4 million; present value of $3.1 million)             $3.10 million

                  Preferred stock: 125 shares of new series of preferred stock,
                  $10,000 per share stated value, convertible into 500,000
                  shares of common stock at a conversion price of $2.50 per
                  share                                                                   1.25 million

                  Warrant to purchase 500,000 shares of common stock at $2.50
                  per share                                                                .60 million

                  Assumption of specific liabilities                                       .35 million
                                                                                         -------------
                                                                                         $5.30 million


         The note payable is secured by the company's $4 million note receivable from Amphion Ventures, L.P. In addition, the shares of common stock which Prism may acquire by conversion of preferred stock or by exercise of the warrant are subject to a three-year lockup from the date of the closing, which may be reduced to two years upon the occurrence of certain events. The warrant is exercisable on or before July 28, 2004. Prism has agreed not to convert the preferred stock or exercise the warrant until the company obtains stockholder approval to issue the common stock. The company intends to submit this proposal at its 2000 annual meeting of stockholders.

4.       NOTE PAYABLE

         In September 1998, the company acquired the RFID based intellectual property assets of ASGI, Inc. and Nauta, Inc. In connection with this transaction, the company executed a one-year promissory note in the amount of $685,000 which bears interest at the prime rate. As of June 30, 1999, the company was past due on its payment obligations under the note, which constitutes a default under the terms of the note. The balance of the note payable was $290,000 as of June 30, 1999. The noteholders have the right to accelerate payments on the note, but have neither done so nor indicated any intent to do so. However, there can be no assurance that the noteholders will not assert their rights under the note agreement. The company is making payments and the note will be paid in full by October 31, 1999.

5.       RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, "Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for gains and losses from changes in the fair value of a derivative depends on the intended use of the derivative and its resulting classification as one of three designated types of hedges or as a non-hedging instrument. In July 1999, the Financial Accounting Standards Board issued SFAS 137 which delayed the effective date of SFAS 133. SFAS 133 is now effective for all fiscal quarters of fiscal years beginning after June 30, 2000. The adoption of this statement is not expected to have a material impact on the company's financial statements and related disclosures.

6.       CONTINGENCIES

         On February 28, 1996, an investor group filed suit against the company. This lawsuit arose out of the company's refusal to recognize the investor group's attempt to exercise an option to purchase 70,000 shares of common stock at $9.00 per share. The option had been granted to the company's former President and CEO who attempted to transfer his option to an investor group on the last day of the option term in September 1995. On that same day, the investor group attempted to exercise the option. The company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the company's former President and CEO and the company believed that it was not transferable to third parties. The lawsuit sought monetary damages that the investor group alleged to be not less than $2,800,000. In March 1999, the plaintiffs, the company and other named defendants in the second lawsuit described above agreed to the principal terms under which both lawsuits would be settled and dismissed, with prejudice. Earlier this month, the plaintiffs, the company and the other named defendants in the second lawsuit signed a stipulation of settlement. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." The company has fully accrued the settlement costs as of June 30, 1999.

         The company is also involved in various other claims and lawsuits which are generally incidental to its business. The company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its financial position, results of operations or cash flows.

                                   AXCESS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In September 1998, the company acquired its active Radio Frequency Identification (RFID) technology. The company determined this technology to be its primary and core strategic focus, based on market demand, market size, product differentiation, competitive environment and other factors.

         On October 21, 1998, the company's Board of Directors approved a plan to exit the imaging business formerly operated by its Sandia subsidiary as part of the company's strategy to redeploy and refocus the company's resources on its core RFID asset, vehicle and personnel tracking business. The sale of the imaging business was completed on December 15, 1998. The company reported a sales price of $500,000 and recorded a loss of $1,095,920 on the disposal in 1998. As of June 30, 1999, the remaining $264,143 of net assets of the discontinued imaging business consisted primarily of receivables, which are valued at net realizable value.

         In March 1999, the company entered into a definitive agreement to sell its Lasertechnics Marking Corporation ("LMC") subsidiary to affiliates of Amphion Capital Management, a major stockholder of the company. The company's rights and interests in DataGlyph(TM) and the technology under development with XL Vision, Inc. were also included in the sale. On April 30, 1999, the company completed the sale and received $0.5 million in cash, $2.0 million in debt cancellation, a $4.0 million note receivable due March 2002 (or 2004 under certain conditions), a $0.5 million demand note receivable and a warrant to purchase equity in the Amphion-controlled enterprise to which Amphion transferred these businesses and assets with an exercise price of $2.50 per share, representing approximately 8% of that enterprise. If LMC is sold by the Amphion-controlled enterprise prior to April 2001, the company has the option to exchange its warrant for twenty percent of the excess profits (as defined in the acquisition agreement) from any such sale. The gain from the disposition of LMC and the technology assets totaled approximately $3.9 million and was recorded in the quarter ended June 30, 1999.

         The company's June 30, 1998 financial statements have been restated to account for the imaging business and LMC as discontinued operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Sales and Gross Profit. Sales applicable to the company's discontinued operations are not included in the company's sales for any period presented in the company's results of operations.

         Although the RFID technology acquired in September 1998 had been in development and use for some time, significant modifications and enhancements were and are necessary for its successful commercialization, manufacture and distribution in volume. Orders accepted during the period will be realized as sales when the systems have been manufactured and shipped to the customer.

         Consequently, the company reported no sales or gross profit in the three months ended June 30, 1998. Sales for the three months ended June 30, 1999 were $82,681, on which a gross profit of $33,514 was realized.

                                  AXCESS INC.

         Operating Expenses. Operating expenses were $1,779,917 for the three months ended June 30, 1999 and $1,713,330 for the three months ended June 30, 1998.

         Corporate general and administrative expenses were $923,986 for the three months ended June 30, 1999 and $1,013,330 for the three months ended June 30, 1998. With the disposition of the company's imaging and marking businesses, the general and administrative costs necessary to manage a single business with only domestic locations has been reduced.

         Research and development expenses for the three months ended June 30, 1999 of $308,378 were incurred in connection with the development of RFID products. For the three months ended June 30, 1998, research and development expenses were $700,000 and were incurred in connection with new product development costs associated with the Technology Development Agreement with XL Vision, Inc.

         Selling and marketing expenses for the three months ended June 30, 1999, were $547,553. No selling and marketing expenses were incurred during the three months ended June 30, 1998, because the company's continuing operations were not initiated until September 1998.

         Other income (expense), net was $2,034,381 for the three months ended June 30, 1999, compared to $(147,355) for the three months ended June 30, 1998. The gain of $2,044,109 on the sale of the company's rights and interests in DataGlyph(TM) and the technology under development with XL Vision, Inc. was recorded during the quarter ended June 30, 1999. Interest income was $38,066 higher during the three months ended June 30, 1999 compared to the three months ended June 30, 1998, as a result of the increased balance in notes receivable from a stockholder of the company. Interest expense was $66,439 lower in the three months ended June 30, 1999 compared to the three months ended June 30, 1998, reflecting the reduction in the outstanding balance of notes payable in 1999. The increase in notes receivable from stockholder and reduction in notes payable during 1999 occurred as a result of the April 30, 1999, sale of the company's LMC subsidiary and the technology assets under development.

         Income (Loss) from Continuing Operations was $287,978 for the three months ended June 30, 1999, compared to a loss of $(1,860,685) for the same period in 1998. The $2,044,109 gain from the sale of the technology assets was the primary reason for the income reported for the three months ended June 30, 1999, compared to the loss reported for the three months ended June 30, 1998.

         Gain (Loss) from Discontinued Operations was $1,856,625 for the three months ended June 30, 1999, and $(822,784) for the three months ended June 30, 1998. The gain in 1999 reflects the disposal of LMC, while the loss in 1998 consists of the loss from the operations of LMC and the imaging business. See
Note 2 to Notes to Condensed Financial Statements.

                                  AXCESS INC.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Sales and Gross Profit. Sales applicable to the businesses of the company's discontinued operations are not included in the company's sales for any period presented in the company's results of operations.

         Although the RFID technology acquired in September 1998 was under development and use for some time, significant modifications and enhancements were and are necessary for its successful commercialization, manufacture and distribution in volume. Orders accepted during the period will be realized as sales when the systems have been manufactured and shipped to the customer.

         Consequently, the company reported no sales or gross profit during the six months ended June 30, 1998. Sales for the six months ended June 30, 1999 were $123,204, on which a gross profit of $57,454 was realized.

         Operating Expenses. Operating expenses were $3,550,082 for the six months ended June 30, 1999, and $3,697,436 for the six months ended June 30, 1998.

         Corporate general and administrative expenses were $1,631,224 for the six months ended June 30, 1999, and $1,997,436 for the six months ended June 30, 1998. With the disposition of the company's imaging and marking businesses, the general and administrative costs necessary to manage a single business with only domestic locations has been reduced. In addition, the prior year amount includes legal, printing and accounting cost associated with the special shareholder meeting held in March 1998.

         Research and development expenses for the six months ended June 30, 1999, of $673,148 were incurred in connection of the development of RFID products. For the six months ended June 30, 1998, research and development expenses were $1,700,000 and were incurred in connection with new product development costs associated with the Technology Development Agreement with XL Vision, Inc.

         Selling and marketing expenses for the six months ended June 30, 1999, were $1,245,710. No selling and marketing expenses were incurred during the six months ended June 30, 1998, because the company's continuing operations were not initiated until September 1998.

         Other income (expense), net was $1,949,444 and $(314,484) for the six months ended June 30, 1999 and 1998. The gain of $2,044,109 on the sale of the company's rights and interests in DataGlyph(TM) and the technology under development with XL Vision, Inc. was recorded during the six months ended June 30, 1999. Interest income was $19,111 higher during the six months ended June 30, 1999 compared to the six months ended June 30, 1998, as a result of the increased balance in notes receivable from a stockholder of the company. Interest expense was $221,409 lower in the six months ended June 30, 1999 compared to the six months ended June 30, 1998, reflecting the reduction in the outstanding balance of notes payable in 1999. The increase in notes receivable from stockholder and reduction in notes payable during 1999 occurred as a result of the April 30, 1999 sale of the company's LMC subsidiary and the technology assets under development.

                                  AXCESS INC.



         Loss from Continuing Operations was $(1,543,184) for the six months ended June 30, 1999, compared to a loss of $(4,011,920) for the same period in 1998. The $2,044,109 gain from the sale of the technology assets, as well as the reduced operating expenses were the primary reasons for the reduced loss reported for the six months ended June 30, 1999, compared to the loss reported for the six months ended June 30, 1998.

         Gain (Loss) from Discontinued Operations was $1,856,625 for the six months ended June 30, 1999, and $(1,993,857) for the six months ended June 30, 1998. The gain in 1999 reflects the disposal of LMC, while the loss in 1998 consists of the loss from the operations of LMC and the imaging business. See
Note 2 to Notes to Condensed Financial Statements.

Liquidity and Capital Resources

         Since inception, the company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and, more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital needs.

         The company's ongoing business continues to generate operating losses in 1999, as the company is continuing its development and enhancement activities related to the RFID technology and had not yet shipped a significant volume of RFID systems. The company's future working capital requirements will depend upon many factors, including:

    o The ability of the company to efficiently and effectively integrate the video technology acquired from Prism with the company's existing RFID technology to create and market new products;

    o    The extent and timing of the company's existing RFID product sales;

    o    The company's operating results; and

    o    The status of competitive products.

         The company anticipates that its existing working capital resources, together with those acquired from Prism, will be inadequate to satisfy its funding requirements in 1999. The company is continuing discussions with a number of existing and potential corporate, strategic and institutional investors. The company's actual funding needs will depend on numerous factors, including actual expenditures and revenues generated from its operations compared to its business plan. The company's actual funding needs will also depend on the successful development and commercialization of the existing RFID systems and the ability of the company to utilize the technology acquired from Prism to successfully enhance and extend its product line, and other unanticipated expenditures, none of which can be predicted with certainty. There can be no assurance that the company will acquire the additional funding it needs to fully pursue its business objectives, or that the company will be able to successfully capitalize on the video technology acquired from Prism. If the company's losses continue, the company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms that are unfavorable to the company or disadvantageous to existing stockholders. In addition, no assurance may be given that the company will be successful in raising additional funds or entering into business alliances.

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

         Prism has represented to the company that it has taken all reasonable action necessary to assure that there will be no material adverse effect to its video technology software, hardware and equipment containing embedded microchips by reason of the advent of the year 2000.

SHARES ELIGIBLE FOR FUTURE SALE; CONVERTIBLE SECURITIES AND WARRANTS

         Future sales of the company's common stock in the public market by existing stockholders, warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of the common stock. At June 30, 1999, an aggregate of approximately 1,700,000 shares of common stock were outstanding and freely tradable without restriction under the Securities Act of 1933, as amended. In addition, up to 767,000 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

         Approximately 2,300,000 shares of common stock have been reserved for issuance upon the exercise of outstanding convertible securities and warrants. As of June 30, 1999, there were 57,692, 52,817, 35,427, 635 and 1,727 shares of
Series A, B, C, I and J convertible preferred stock outstanding, respectively. Each share of Series A, B and C convertible preferred stock is convertible at any time, at the option of the holder, into one share of common stock. The conversion price for the Series I and Series J shares is $4.00 per share. See "Recent Sale of Unregistered Securities" in the company's Form 10-KSB for the year ended December 31, 1998.

         There are also currently 584,431 warrants outstanding to acquire the same number of shares of common stock, as well as $535,000 of indebtedness, convertible into common stock at $5.00 per share.

         In addition, approximately 1,050,000 shares of common stock have been reserved for issuance to key employees, officers, directors and consultants pursuant to the company's benefit plans. As of June 30, 1999, there were 772,391 options outstanding.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported in the company's report on Form 10-QSB for the period ended March 31, 1998, and updated in the company's report on Form 10-KSB for the period ended December 31, 1998, an investor group filed suit against the company on February 28, 1996, in the United States District Court for the Southern District of New York. This lawsuit arose out of the company's refusal to recognize the investor group's attempt to exercise an option to purchase 70,000 shares of the company's common stock at a price of $9.90 per share. The option had been granted to the company's former President and CEO who attempted to transfer his option to the investor group on the last day of the option term in September of 1995. On that same day, the investor group attempted to exercise the option. The company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the company's former President and CEO and was not transferable to third-parties. The lawsuit asked for the issuance and registration of the 70,000 shares upon payment of the exercise price, or in the alternative, monetary damages, which the investor group alleged to be not less than $2,800,000, not including pre-judgment interest, fees and expenses. On May 1, 1996 the company moved to dismiss the complaint on the grounds that the court in New York lacked personal jurisdiction over the company. The court denied the motion to dismiss by order dated June 10, 1997. Subsequently, the company filed an answer, denying the material allegations of the complaint and asserting various defenses. On December 31, 1997, plaintiffs moved for partial summary judgment on the question of liability, as to whether or not the option was assignable. The company filed papers opposing this motion on or about January 26, 1998. On September 30, 1998, the court granted plaintiffs' partial summary judgment after determining that the option was assignable.

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

         In March 1999, the plaintiffs, the company and the other named defendants in the second lawsuit described above agreed to the principal terms under which both lawsuits would be settled and dismissed, with prejudice. Earlier this month, the plaintiffs, the company and the other named defendants in the second lawsuit signed a stipulation of settlement. The company has fully accrued the settlement costs as of June 30, 1999. The company will fund the settlement from proceeds received from the sale of additional shares of preferred stock to Amphion Ventures L.P. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

ITEM 2.  CHANGES IN SECURITIES.

         During the second quarter of 1999, the company issued unregistered securities in connection with the transaction described below. The issuances of the preferred stock were exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates.

         The holders of the company's Series I Preferred Stock and Series J Preferred Stock are entitled to receive dividends on each such share held by the annual rate of 8% of the original issue price of each such share ($10,000) payable in arrears, when, as and if declared by the company's board of directors, in cash or additional shares of preferred stock. On June 30, 1999, the company issued (a) 12 shares of Series I Preferred Stock to the holders thereof as payment in full for the $120,000 of accrued, but unpaid dividends on the Series I Preferred Stock as of such date and (b) 39 shares of Series J Preferred Stock to the holders thereof for the $390,000 of accrued, but unpaid dividends on the Series J Preferred Stock as of such date.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As contemplated in the company's Proxy Statement which was mailed to stockholders beginning May 7, 1999, the company's stockholders elected Richard C.E. Morgan, Harry S. Budow, Richard M. Clarke, Paul J. Coleman, Jr., C. Seth Cunningham and Gregory W. Haskell as directors of the company to serve until the next annual meeting of stockholders. The company's stockholders also considered the following proposals:

         1. To ratify the selection of KPMG LLP as the independent auditor of the company for the year ending December 31, 1999;

         2. To consider and vote on a proposal to amend the Company's Certificate of Incorporation to: (a) increase the number of authorized shares of the company's voting common stock from 6,250,000 to 12,000,000; and (b) eliminate a potential ambiguity in the Certificate of Incorporation which suggested that the directors of the company were not authorized to issue any new class of stock, including preferred stock, as authorized in the company's Certificate of Incorporation; and

         3. To issue more than twenty percent of the company's common stock at a per share price potentially less than the per share book or market value on the date of issuance to holders of:
                  (a) Series I Preferred Stock upon conversion of such preferred stock by the holders thereof and (b) Series J Preferred Stock upon the conversion of the non-voting common stock.

         Each of the foregoing proposals, including the election of directors, were approved at the company's annual meeting of stockholders on June 9, 1999. Each board nominee received the number of votes indicated below.

                                  AXCESS INC.

                                                Number of Votes Cast             Number of Votes Cast
                Nominee                             for Election                 Against or Withheld
                -------                         --------------------             ---------------------
         Richard C.E. Morgan                          4,317,178                         21,606

         Harry S. Budow                               4,317,153                         21,631

         Richard M. Clarke                            4,317,178                         21,606

         Paul J. Coleman, Jr.                         4,317,178                         21,606

         C. Seth Cunningham                           4,317,178                         21,606

         Gregory W. Haskell                           4,317,178                         21,606



    With respect to the approval of Proposal 1 described above, the votes cast and against, as well as the number of abstentions were as follows:

                For              4,317,013
                Against             11,930
                Abstentions          9,841

    With respect to the approval of Proposal 2 described above, the votes cast for and against, as well as the number of abstentions were as follows:


                                     Class                   Class
                               ---------------           ------------

                                                            Voting
                                    Voting               Common Stock
                                 Common Stock               and
                                    and                   Non-Voting
                               Preferred Stock           Common Stock
                               ---------------           ------------

                For              3,309,135                1,925,234
                Against             80,053                  106,179
                Abstentions         14,238                   23,465



    With respect to the approval of Proposal 3 described above, the votes cast for and against, as well as the number of abstentions were as follows:



                 For             3,960,799
                 Against            86,846
                 Abstentions       291,139

                                   AXCESS INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


A.         EXHIBITS

           3.1              --Certificate of Incorporation of the company.
                            Incorporated herein by reference to Exhibit 3.1 to the company's Registration Statement on Form S-1 (Registration No. 2-80946).

           3.2 --By-laws of the company. Incorporated herein by reference to Exhibit 3.2 to the company's Registration Statement on Form S-1 (Registration No. 2-80946).

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

           3.5 --Third Amendment to Certificate of Incorporation of the company, dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the company's Registration Statement on Form S-3
                            (Registration No. 333-10665).

           3.6 --Fourth Amendment to Certificate of Incorporation of the company, dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to the company's Registration Statement on Form S-3
                            (Registration No. 333-10665).

           3.7 --Fifth Amendment to Certificate of Incorporation of the company, dated June 17, 1996. Incorporated herein by reference to Exhibit 4.6 to the company's Registration Statement on Form S-3
                            (Registration No. 333-10665).

           3.8 --Sixth Amendment to Certificate of Incorporation of the company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the company's Report on Form 8-K dated
                            April 13, 1998.

           3.9              --Seventh Amendment to Certificate of
                            Incorporation of the company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the company's Report on Form 8-K dated
                            April 13, 1998.

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

           4.4 --Certificate of Designation of the company's Series 1999 Preferred Stock dated July 28, 1999.*

           10.1 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to
                            Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1991.

           10.2 --Purchase of Common Stock and Convertible Note Agreement between the company and J.P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by eference to Exhibit 10.19 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

                            10.3 --Note Purchase Agreement dated June 25, 1998, by and among the company, J.P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to Exhibit 10.15 to the company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

           10.4 --Amendment to Notes and Note Purchase Agreement dated December 31, 1998, by and among the company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to
                            Exhibit 10.16 to the company's Annual Report on Form 10-KSB, as amended, for the year ended
                            December 31, 1998.

           10.5 --Preferred Stock Purchase Agreement dated October 21, 1998, by and between the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.8 to the company's Annual Report on Form 10-KSB for the year ended
                            December 31, 1998.

           10.6 --Form of Warrant to purchase shares of the company's Common Stock issued to Antiope
                            Partners L.L.C. and Amphion Ventures L.P.
                            Incorporated herein by reference to Exhibit 10.20 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

           10.7             --Note Payable Conversion Agreement dated
                            December 31, 1998, by and between the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.12 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

           10.10 --Stock and Asset Purchase Agreement dated March 30, 1999, by and between the company and Amphion Ventures L.P. Incorporated herein by reference to
                            Exhibit 10.15 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

                             AXCESS, INC.


Date: August 13, 1999        By: /s/ Danny G. Hair
                                 -------------------------------------------
                                 Danny G. Hair, Executive Vice President,
                                      Chief Financial Officer and Secretary
                                    (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

3.1          --Certificate of Incorporation of the company.  Incorporated herein by reference to Exhibit 3.1 to the company's Registration Statement on Form S-1 (Registration No. 2-80946).

3.2          --By-laws of the company.  Incorporated herein by reference to Exhibit 3.2 to the company's
              Registration Statement on Form S-1 (Registration No. 2-80946).

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

3.5          --Third Amendment to Certificate of Incorporation of the company, dated November 11, 1994.
              Incorporated herein by reference to Exhibit 4.4 to the company's Registration Statement on Form S-3
              (Registration No. 333-10665).

3.5          --Fourth Amendment to Certificate of Incorporation of the company, dated July 28, 1995.
              Incorporated herein by reference to Exhibit 4.5 to the company's Registration Statement on Form S-3
              (Registration No. 333-10665).

3.7          --Fifth Amendment to Certificate of Incorporation of the company, dated June 17, 1996.  Incorporated herein by reference to Exhibit 4.6 to the company's Registration Statement on Form S-3
              (Registration No. 333-10665).

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

4.4           --Certificate of Designation of the company's Series 1999
              Preferred Stock dated July 28, 1999.*

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

10.4          --Amendment to Notes and Note Purchase Agreement dated December
              31, 1998, by and among the company, Antiope Partners L.L.C. and J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.16 to the company's Annual Report on Form
              10-KSB, as amended, for the year ended December 31, 1998.

10.5 --Preferred Stock Purchase Agreement dated October 21, 1998, by and between the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.8 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.6 --Form of Warrant to purchase shares of the company's Common Stock issued to Antiope Partners L.L.C. and Amphion Ventures L.P.
              Incorporated herein by reference to Exhibit 10.20 to the company's
              Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.7 --Note Payable Conversion Agreement dated December 31, 1998, by and between the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.12 to the company's Annual
              Report on Form 10-KSB for the year ended December 31, 1998.

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

10.10 --Stock and Asset Purchase Agreement dated March 30, 1999, by and between the company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.15 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

27.1          --Financial Data Schedule.*

27.2          --Restated Financial Data Schedule.*



* Filed herewith.