Form 10QSB
period 1999-09-30
AXCESS INC/TX
filed 1999-11-15
CIK 710597

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                        OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________
         TO ________________.


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
        Yes   X     No
           -------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of common stock outstanding on November 1, 1999: 3,184,440. Shares of non-voting common stock outstanding on November 1, 1999: 112,492.

Transitional Small Business Disclosure Format (Check One); Yes     No X
                                                              ----   ----

                                   AXCESS INC.

                                      INDEX


                                                                                                              Page
                                                                                                             Number
                                                                                                             ------

PART I.           FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements:

                  Condensed Balance Sheets at September 30, 1999
                  And December 31, 1998 (Unaudited)..............................................................1

                  Condensed Statements of Operations for the Three And Nine
                  Months ended September 30, 1999 and 1998 (Unaudited)...........................................3

                  Condensed Statements of Cash Flows for the Nine Months
                  ended September 30, 1999 and 1998 (Unaudited)..................................................4

                  Notes to Condensed Financial Statements (Unaudited)............................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation......................................................................10

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities.........................................................................16

         Item 6.  Exhibits and Reports on Form 8-K..............................................................17

SIGNATURES......................................................................................................21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   AXCESS INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                     September 30,     December 31,
                                                         1999               1998
                                                     -------------     -------------
                                  ASSETS

Current assets:
  Cash and cash equivalents ....................     $      81,124     $   1,575,429
  Note receivable from stockholder .............                --         1,030,624
  Accounts receivable - trade ..................           223,558            30,987
  Inventory ....................................         1,007,346           256,216
  Prepaid expenses and other ...................           755,678           160,087
                                                     -------------     -------------
             Total current assets ..............         2,067,706         3,053,343

  Net assets of discontinued operations ........            57,716         3,186,253
  Property, plant and equipment, net ...........           620,531           574,499
  Long term note receivable - stockholder ......         3,902,375                --
  Purchased technologies, net ..................         6,243,524         1,714,449
  Deferred license fee and other assets ........                --           542,804
                                                     -------------     -------------
          Total assets .........................     $  12,891,852     $   9,071,348
                                                     =============     =============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Convertible notes payable to stockholders ....     $   1,053,508     $   1,966,900
  Notes payable ................................           590,700            90,882
  Dividends payable ............................           522,411           481,339
  Accounts payable .............................           662,378           466,940
  Other accrued liabilities ....................           823,013         1,985,002
                                                     -------------     -------------
           Total current liabilities ...........         3,652,010         4,991,063

Note payable - long term .......................                --           535,205
Notes payable to stockholders ..................         6,931,868         1,470,000
                                                     -------------     -------------
          Total liabilities ....................     $  10,583,878     $   6,996,268
                                                     -------------     -------------


                                                                     (Continued)

      See accompanying notes to unaudited condensed financial statements.

                                   AXCESS INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



                                                                            September 30,      December 31,
                                                                                1999                1998
                                                                            -------------      -------------
Stockholders' equity:
    Convertible preferred stock:
    7,000,000 shares authorized in 1999 and 1998

    Series A: $26.00 stated value; 57,692
    shares outstanding in 1999 and 1998 ...............................     $   1,500,000      $   1,500,000

    Series B: $28.40 stated value; 52,817
    shares outstanding in 1999 and 1998 ...............................         1,500,000          1,500,000

    Series C: $30.20 stated value; 35,427
    shares outstanding in 1999 and 1998 ...............................         1,069,880          1,069,880

    Series I: $10,000.00 stated value; 635
    shares outstanding in 1999 and 623 in 1998 ........................         6,350,000          6,230,000

    Series J: $10,000.00 stated value; 1,747
    shares outstanding in 1999 and 1,688 in 1998 ......................        17,475,000         16,880,000

    Series 1999: $10,000 stated value; 125 shares
    outstanding in 1999 and none in 1998 ..............................         1,250,000                 --

    Common stock, $.01 par value, 12,000,000 shares
    authorized; 3,179,368 shares issued and outstanding
    in 1999 and 2,479,368 in 1998 .....................................            31,794             28,794

    Non-voting convertible common stock, $.01 par value,
    112,500 shares authorized; 112,492 shares issued and
    outstanding in 1999 and 1998, convertible into common
    stock on a one share for one share basis ..........................             1,125              1,125

    Additional paid-in capital ........................................        60,344,858         58,515,848
    Accumulated deficit ...............................................       (87,214,683)       (83,650,567)
                                                                            -------------      -------------

    Total stockholders' equity ........................................         2,307,974          2,075,080
                                                                            -------------      -------------

    Total liabilities and stockholders' equity ........................     $  12,891,852      $   9,071,348
                                                                            =============      =============


       See accompanying notes to unaudited condensed financial statements.

                                   AXCESS INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                        September 30,
                                                       ------------------------------      ------------------------------
                                                          1999               1998              1999             1998
                                                       ------------      ------------      ------------      ------------


Sales ............................................     $    422,749      $         --      $    545,953      $         --
Cost of sales ....................................          213,751                --           279,501                --
                                                       ------------      ------------      ------------      ------------

     Gross profit ................................          208,998                --           266,452                --
                                                       ------------      ------------      ------------      ------------

Expenses:
     Research and development ....................          526,895           550,000         1,167,488         2,250,000

     General and administrative ..................          725,486           881,133         2,151,637         2,111,631

     Selling and marketing .......................          723,994                --         1,937,149                --

     Depreciation and amortization ...............          219,443           278,638           489,626         1,045,576
                                                       ------------      ------------      ------------      ------------
        Total operating expenses .................        2,195,818         1,709,771         5,745,900         5,407,207
                                                       ------------      ------------      ------------      ------------

        Loss from operations .....................       (1,986,820)       (1,709,771)       (5,479,448)       (5,407,207)
                                                       ------------      ------------      ------------      ------------

Other income (expense):
     Interest income .............................           81,621            25,775           149,571            74,614

     Interest expense ............................         (235,119)         (144,239)         (394,480)         (525,009)

     Other .......................................           (1,167)           12,188         2,039,688            29,635
                                                       ------------      ------------      ------------      ------------

                Other income (expense), net ......         (154,665)         (106,276)        1,794,779          (420,760)
                                                       ------------      ------------      ------------      ------------

Loss from continuing operations ..................       (2,141,485)       (1,816,047)       (3,684,669)       (5,827,967)

Discontinued operations:
Loss from operations .............................               --        (1,899,663)               --        (3,893,520)
Gain (loss) on disposal ..........................               --          (750,000)        1,856,625          (750,000)
                                                       ------------      ------------      ------------      ------------

Gain (loss) from discontinued operations .........               --        (2,649,663)        1,856,625        (4,643,520)
                                                       ------------      ------------      ------------      ------------
            Net loss .............................       (2,141,485)       (4,465,710)       (1,828,044)      (10,471,487)
Preferred stock dividend requirement .............          595,578           413,715         1,736,072         1,037,273
                                                       ------------      ------------      ------------      ------------

                Net loss attributable to
                  common stock ...................     $ (2,737,063)     $ (4,879,425)     $ (3,564,116)     $(11,508,760)
                                                       ============      ============      ============      ============
Basic and diluted net loss per share
                 Continuing operations ...........     $      (0.83)     $      (0.85)     $      (1.67)     $      (2.67)
                 Discontinued operation ..........     $         --      $      (1.00)     $       0.57      $      (1.80)
                  Net loss .......................     $      (0.83)     $      (1.85)     $      (1.10)     $      (4.47)
Weighted average shares of common stock
     outstanding .................................        3,291,860         2,642,067         3,244,189         2,576,850
                                                       ============      ============      ============      ============


      See accompanying notes to unaudited condensed financial statements.

                                   AXCESS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                --------------------------------
                                                                                    1999               1998
                                                                                -------------      -------------
Cash flows from operating activities:
    Loss from continuing operations .......................................     $  (3,684,669)     $  (5,827,967)
    Adjustments to reconcile net loss to net cash used by
            operating activities:
          Depreciation and amortization ...................................           489,625          1,045,576
          Amortization of financing discount and issuance
            costs .........................................................            43,868            100,073
          Gain on sale of assets ..........................................        (2,033,024)                --
          Non-cash compensation ...........................................                --             50,000
          (Increase) decrease in:
              Accounts receivable .........................................           (15,956)                --
              Inventory ...................................................          (298,151)                --
              Prepaid expenses and other ..................................          (161,612)           (21,644)
              Other assets ................................................            10,061             11,263
           Increase (decrease) in:
              Accounts payable ............................................               206         (1,528,574)
              Accrued liabilities .........................................        (1,116,096)           365,158
                                                                                -------------      -------------
                      Net cash used in operating activities ...............        (6,765,748)        (5,806,115)
                                                                                -------------      -------------

Cash flows from investing activities:
    RFID technology purchase ..............................................                --         (1,089,249)
    Capital expenditures ..................................................           (93,743)          (224,164)
    Proceeds from sale of assets ..........................................           470,116                 --
                                                                                -------------      -------------
                      Net cash provided (used) by investing activities ....           376,373         (1,313,413)
                                                                                -------------      -------------

Cash flows from financing activities:
    Borrowings under financing agreements .................................         3,627,282          1,470,000
    Principal payments on financing agreements ............................          (418,546)        (2,605,527)
    Principal payments on notes receivable ................................           623,249                 --
    Net proceeds from issuance of preferred and common stock ..............                --          9,253,012
                                                                                -------------      -------------

                      Net cash provided by financing activities ...........         3,831,985          8,117,485
                                                                                -------------      -------------

                      Net cash provided (used) by discontinued
                           operations .....................................         1,063,085         (2,100,298)
                                                                                -------------      -------------

                      Net decrease in cash and cash equivalents ...........        (1,494,305)        (1,102,341)

Cash and cash equivalents, beginning of period ............................         1,575,429          1,102,341
                                                                                -------------      -------------
Cash and cash equivalents, end of period ..................................     $      81,124      $          --
                                                                                =============      =============

Supplemental information:
    Cash paid during the period for interest ..............................     $      27,459      $     119,309
                                                                                =============      =============

    See accompanying notes to unaudited condensed financial statements.

                                   AXCESS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      CONDENSED FINANCIAL STATEMENTS

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 1998. Certain reclassifications have been made to the prior period amounts in order to present the financial position and results of operations on a consistent basis. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at September 30, 1999, results of operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998 have been made. The results of operations for any given interim period are not necessarily indicative of the results for the entire year.

         The company has reclassified its September 30, 1998, condensed financial statements to present the imaging business and Lasertechnics Marking Corporation ("LMC") as discontinued operations ( Note 2).

(2)      DISCONTINUED OPERATION

         On October 21, 1998, the company's Board of Directors approved a plan to exit the imaging business as part of the strategy to redeploy and refocus the company's resources on its core RFID asset, vehicle and personnel tracking business. The sale of the assets of the imaging business was completed on December 15, 1998. The company reported a sales price of $500,000 and recorded a loss of $1,095,920 on the disposal in 1998. The remaining $57,716 of net assets of the discontinued imaging business are valued at net realizable value as of September 30, 1999. For the nine months ended September 30, 1999 and 1998, the company recorded the following operating results of the imaging business. (There is no related income tax benefit or expense):


                                                       Nine Months                       Nine Months
                                                         Ended                             Ended
                                                   September 30, 1999               September 30, 1998
                                                   ------------------               ------------------
Sales                                              $               --               $        1,911,018
Costs and expenses                                                 --                        3,443,887
                                                   ------------------               ------------------
Loss from discontinued operation                   $               --               $       (1,532,869)
                                                   ==================               ==================

Loss per diluted common share                      $               --               $            (0.61)


         On April 30, 1999, the company completed the sale of its LMC subsidiary to affiliates of Amphion Capital Management ("Amphion"). The company's rights and interests in DataGlyph (TM) and the technology under development with XL Vision, Inc. were also included in the sale. The company received $0.5 million in cash, $2.0 million in debt cancellation, a $4.0 million note receivable due March 2002 (or 2004 under certain conditions), a $0.5 million demand note receivable and a warrant to purchase equity in the Amphion-controlled enterprise to which Amphion transferred these

                                   AXCESS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         businesses and assets with an exercise price of $2.50 per share, representing approximately 8% of that enterprise. If LMC is subsequently sold prior to April 2001 by the Amphion-controlled enterprise, the company has the option to exchange its warrant for twenty percent of the excess profits (as defined in the acquisition agreements) from any such sale. The company realized a gain of $3,900,734 from the disposition of LMC and the technology assets in the quarter ended June 30, 1999. Of the gain, $1,856,625 resulted from the sale of LMC and was, therefore, reported as a gain from discontinued operations. The remainder of the total gain, $2,044,109, was attributable to the sale of the technology assets and was included in the results of continuing operations. At September 30, 1999, there was no balance remaining in net assets of discontinued operations pertaining to LMC.

         For the nine months ended September 30, 1999 and 1998, the company recorded the following results of LMC, which have been reclassified to "loss from discontinued operations" for all periods presented. (There is no related income tax benefit or expense).


                                                            Nine Months                      Nine Months
                                                               Ended                            Ended
                                                         September 30, 1999                September 30, 1998
                                                         ------------------                ------------------
Sales                                                    $               --                $        3,790,467
Costs and expenses                                                       --                         4,251,455
                                                         ------------------                ------------------
Loss from operations                                                                                 (460,988)
Gain on disposal                                                  1,856,625                                --
                                                         ------------------                ------------------
Gain (loss) from discontinued operation                  $        1,856,625                $         (460,988)

Gain (loss) per diluted common share                     $             0.57                $            (0.18)


(3)      ACQUISITION OF PRISM VIDEO ASSETS

         On July 28, 1999, the company acquired substantially all of the assets, including the network video technology, of Prism Video, Inc. ("Prism"), a privately-held corporation unaffiliated with the company. Prism is engaged in the design, manufacture and marketing of video security technology and video storage products.

                                   AXCESS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The purchase price, which is subject to adjustment in accordance with the terms of the purchase agreement, consisted of:

         Non-interest bearing note payable, due December 31, 2002
         discounted at 10%.........................................................      $  3,100,725

         125 shares of Series 1999 preferred stock, $10,000 per share stated
         value, convertible into 500,000 shares of common stock at a
         conversion price of $2.50 per share.......................................         1,250,000

         Warrant to purchase 500,000 shares of common stock at $2.50
         per share.................................................................         1,035,000

         Assumption of specific liabilities........................................           227,005
                                                                                         ------------

         Total purchase price......................................................      $  5,612,730
                                                                                         ============

         The note payable has a face amount of $4,000,000 and is secured by the company's $3,902,375 note receivable from Amphion Ventures, L.P. In addition, the shares of common stock which Prism may acquire upon conversion of preferred stock or by exercise of the warrant are subject to a three-year lockup from the date of the closing, which may be reduced to two years upon the occurrence of certain events. The warrant is exercisable on or before July 28, 2004. Prism has agreed not to convert the preferred stock or exercise the warrant until the company obtains stockholder approval to issue the common stock. The company intends to submit this proposal at its 2000 annual meeting of stockholders.

         The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of fair value as follows:



                           Accounts receivable......................................          $    176,615

                           Inventory................................................               452,979

                           Purchased technology.....................................             4,869,005

                           Other assets, net........................................               114,131
                                                                                              ------------

                           Total purchase price.....................................          $  5,612,730
                                                                                              ============

         The purchased technology consists of proprietary digital video compression technology used in security video and CCTV products as well as the related U.S. and international patent rights. The purchase technology is being amortized over an average life of 5 years.

(4)      NOTE PAYABLE

         In September 1998, the company acquired the RFID based intellectual property assets of ASGI, Inc. and Nauta, Inc. In connection with this transaction, the company executed a one-year promissory

                                   AXCESS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         note in the amount of $685,000 which bears interest at the prime rate. As of September 30, 1999, the company was past due on its payment obligations under the note, which constitutes a default under the terms of the note. The balance of the note payable was $73,508 as of September 30, 1999. The noteholders have the right to accelerate payments on the note, but have neither done so nor indicated any intent to do so. However, there can be no assurance that the noteholders will not assert their rights under the note agreement.

         On September 30, 1999, the company signed a 10% convertible note maturing September 30, 2002, under which the company could borrow up to $6,000,000 from Amphion. The note holder may convert all or any portion of the indebtedness into Series 1999 Non-Voting Preferred Stock of the company (Note 6). Initial note borrowings totaling $3,787,275 were used to refinance a series of demand notes, including accrued interest owed to Amphion. In consideration for the financing arrangement, the company issued at closing a warrant to acquire 180,362 shares of the company's Non-Voting Common Stock at a rate of $2.10 per share. The company may be required to issue additional warrants covering up to an aggregate of 533,923 shares of Non-Voting Common Stock based on the outstanding balance of the convertible notes on each of the first two anniversary dates. The outstanding warrant was valued at $422,011 and recorded as prepaid interest which will be amortized over 12 months.

(5)      CONTINGENCIES

         On February 28, 1996, an investor group filed suit against the company. This lawsuit arose out of the company's refusal to recognize the investor group's attempt to exercise an option to purchase 70,000 shares of common stock at $9.00 per share. The option had been granted to the company's former President and CEO who attempted to transfer his option to an investor group on the last day of the option term in September 1995. On that same day, the investor group attempted to exercise the option. The company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the company's former President and CEO and the company believed that it was not transferable to third parties. The lawsuit sought monetary damages that the investor group alleged to be not less than $2,800,000. In March 1999, the parties agreed to the principal terms under which the lawsuit would be settled and dismissed, with prejudice. Under a settlement reached in the third quarter of 1999, the company paid out $925,000 to the investor group with an additional $700,000 payable in 2000. The company had fully accrued the settlement costs as of June 30, 1999.

         The company is involved in other various claims and legal actions arising in the ordinary course of business. Estimated legal and litigation costs are reflected in the accompanying financial statements. In the opinion of management of the company, the ultimate disposition of these matters will not have a material effect on the accompanying condensed financial statements.

(6)      PREFERRED STOCK

         As part of the Prism purchase, the company issued 125 shares of Series 1999 Voting Preferred Stock. Each share has a $10,000 stated value and is convertible to Common Stock at $2.50 per common share. Dividends accrue at 8% per year and can be paid with additional shares at the company's option.

                                   AXCESS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The company's Series 1999 Non-Voting Preferred Stock has a $10,000 per share stated value and is convertible to Non-Voting Common Stock at $2.10 per share. Dividends accrue at 8% per year and can be paid, at the company's option, with additional shares of Series 1999 Non-Voting Preferred Stock.

(7)      RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, "Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for gains and losses from changes in the fair value of a derivative depends on the intended use of the derivative and its resulting classification as one of three designated types of hedges or as a non-hedging instrument. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the company's financial statements and related disclosures.

                                   AXCESS INC.

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

         On July 28, 1999, the company completed its acquisition of substantially all of the assets of Prism Video, inc. The purchase price for the assets included a note payable to Prism in the amount of $4,000,000, 125 shares of a new series of 8% convertible preferred stock and a warrant to acquire 500,000 shares of the company's common stock. The company will satisfy its obligations under the purchase note through an assignment to Prism of the principal payments due the company under its $3,902,375 note receivable from Amphion Ventures L.P., which was issued to the company as partial consideration for the sale of its LMC subsidiary and certain unrelated technology assets. The preferred stock has a stated value of $10,000 per share and is convertible into 500,000 shares of common stock at a conversion price of $2.50 per share. The exercise price of the warrant is $2.50. Under the terms of the purchase agreement, the common stock to be acquired by Prism upon conversion of the preferred stock or exercise of the warrant is subject to a three-year lockup from the date of closing, which may be reduced to two years upon the occurrent of certain events. Further, Prism has agreed not to convert the preferred stock or exercise the warrant until the company obtains stockholder approval to issue the common stock issuable upon either the conversion or exercise thereof, as the case may be.

         The company's September 30, 1998 financial statements have been reclassified to account for the imaging business and LMC as discontinued operations.

                                   AXCESS INC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Sales and Gross Profit. Sales applicable to the company's discontinued operations are not included in the company's sales for any period presented in the company's results of operations.

         Although the RFID technology acquired in September 1998 had been in development and use for some time, significant modifications and enhancements were necessary for its successful commercialization, manufacture and distribution in volume. Consequently, the company reported no sales or gross profit in the three months ended September 30, 1998. The July 28, 1999 acquisition of Prims Video's assets increased the company's offering of products available for sale and provided the company with existing sales channels in the security industry. Orders accepted during the period were realized as sales when the systems were manufactured and shipped to the customer.

         Sales for the three months ended September 30, 1999 were $422,749, on which a gross profit of $208,998 was realized.

         Operating Expenses. Operating expenses were $2,195,818 for the three months ended September 30, 1999 and $1,709,771 for the three months ended September 30, 1998. The increase was due to selling and marketing expenses for the company's digital video and RFID technology. In September 1999, the company reduced employee headcount by approximately twenty percent to eliminate overlapping duties resulting from the Prism acquisition.

         Corporate general and administrative expenses were $725,486 for the three months ended September 30, 1999 and $881,133 for the three months ended September 30, 1998. With the disposition of the company's imaging and marking businesses, the general and administrative costs necessary to manage a single business with only domestic locations has been reduced.

         Research and development expenses for the three months ended September 30, 1999 of $526,895 were incurred in connection with the development of digital video and RFID products. For the three months ended September 30, 1998, research and development expenses were $550,000 and were incurred in connection with new product development costs associated with the Technology Development Agreement with XL Vision, Inc.

         Selling and marketing expenses for the three months ended September 30, 1999, were $723,994. For the three months ended September 30, 1998, there were no selling and marketing expenses related to continuing operations.

         Other expenses, net was $154,665 for the three months ended September 30, 1999, compared to $106,276 for the three months ended September 30, 1998. Interest income was $55,846 higher during the three months ended September 30, 1999, compared to the three months ended September 30, 1998, as a result of the increased balance in notes receivable from a stockholder of the company. The increase in notes receivable from stockholder occurred as a result of the April 30, 1999, sale of the company's LMC subsidiary and the technology assets under development. Interest expense was $90,880 higher in the three months ended September 30, 1999 compared to the three months ended September 30, 1998, reflecting an increase in the outstanding balance of notes payable in 1999.

                                   AXCESS INC.

         Loss from Continuing Operations was $2,141,485 for the three months ended September 30, 1999, compared to a loss of $1,816,047 for the same period in 1998.

         Loss from Discontinued Operations was $2,649,663 for the three months ended September 30, 1998. The loss in 1998 consisted of the loss from the operations of LMC and the imaging business. See Note 2 in Notes to Condensed Financial Statements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Sales and Gross Profit. Sales applicable to the company's discontinued operations are not included in the company's sales for any period presented in the company's results of operations.

         Although the RFID technology acquired in September 1998 was under development and use for some time, significant modifications and enhancements were necessary for its successful commercialization, manufacture and distribution in volume. Consequently, the company reported no sales or gross profit in the nine months ended September 30, 1998. The July 28, 1999, acquisition of assets from Prism Video increased the company's offerings of products available for sale and provided the company with existing sales channels in the security industry. Orders accepted during the period were realized as sales when the systems were manufactured and shipped to the customer.

         Sales for the nine months ended September 30, 1999 were $545,953, on which a gross profit of $266,452 was realized.

         Operating Expenses. Operating expenses were $5,745,900 for the nine months ended September 30, 1999, and $5,407,207 for the nine months ended September 30, 1998. In September 1999, the company reduced employee headcount by approximately twenty percent to eliminate overlapping duties resulting from the Prism Video acquisition.

         Corporate general and administrative expenses were $2,151,637 for the nine months ended September 30, 1999, and $2,111,631 for the nine months ended September 30, 1998.

         Research and development expenses for the nine months ended September 30, 1999, of $1,167,488 were incurred in connection of the development of digital video and RFID products. For the nine months ended September 30, 1998, research and development expenses were $2,250,000 and were incurred in connection with new product development costs associated with the Technology Development Agreement with XL Vision, Inc.

         Selling and marketing expenses for the nine months ended September 30, 1999, were $1,937,149. No selling and marketing expenses were incurred during the nine months ended September 30, 1998, because the company's continuing operations were not initiated until September 1998.

         Other income (expense), net was $1,794,779 and $(420,760) for the nine months ended September 30, 1999 and 1998. The gain of $2,044,109 on the sale of the company's rights and interests in DataGlyph(TM) and the technology under development with XL Vision, Inc. was recorded during the nine months ended September 30, 1999. Interest income was $74,957 higher during the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, as a result of the increased balance in notes

                                   AXCESS INC.

receivable from a stockholder of the company. Interest expense was $130,529 lower in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, reflecting the reduction in the outstanding balance of notes payable in 1999. The increase in notes receivable from stockholder and reduction in notes payable during 1999 occurred as a result of the April 30, 1999 sale of the company's LMC subsidiary and the technology assets under development.

         Loss from Continuing Operations was $3,684,669 for the nine months ended September 30, 1999, compared to a loss of $5,827,967 for the same period in 1998. The $2,039,688 gain from the sale of the technology assets, as well as the reduced operating expenses were the primary reasons for the reduced loss reported for the nine months ended September 30, 1999, compared to the loss reported for the nine months ended September 30, 1998.

         Gain (Loss) from Discontinued Operations was $1,856,625 for the nine months ended September 30, 1999, and $(4,643,520) for the nine months ended September 30, 1998. The gain in 1999 reflects the disposal of LMC, while the loss in 1998 consists of the loss from the operations of LMC and the imaging business. See Note 2 in Notes to Condensed Financial Statements.

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

         o The extent and timing of the company's existing video and RFID product sales;

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

                                   AXCESS INC.

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

         The company has also established a program to review its product line of RFID systems and identify date-sensitive inventory and the level of Year 2000 compliance of its video and RFID systems. This program is to ensure that customers receive systems that are Year 2000 compliant, or at a minimum, are made aware of systems that are not compliant. The company also depends on the systems of its suppliers, manufacturers and customers. Consequently, the company is in the process of receiving adequate assurances from its suppliers, manufacturers and customers that those systems and the components on which the company relies are or will be Year 2000 compliant before the end of 1999.

         To the extent possible, the company will develop and implement contingency plans designed to allow continued operations in the event of failure of the company's or third party systems to be Year 2000 compliant. These contingency plans have substantially been completed, and are expected to be completed and implemented by the end of 1999.

         Management of the company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The company does not believe the costs related to the Year 2000 program will be material to its financial position or results of operation. Since the video and RFID based software and hardware were recently developed and were developed with Year 2000 compliance awareness, Year 2000 compliance is less significant to the company's business than is the case for other businesses.

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

SHARES ELIGIBLE FOR FUTURE SALE; CONVERTIBLE SECURITIES AND WARRANTS

         Future sales of the company's common stock in the public market by existing stockholders, warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of the common stock. At September 30, 1999, an aggregate of approximately 1,700,000 shares of common stock were outstanding and freely tradable without restriction under the Securities Act of 1933, as

                                   AXCESS INC.

amended. In addition, up to 717,000 shares were eligible for resale in accordance with the manner of sale and volume limitations of Rule 144 promulgated under the Securities Act.

         Approximately 2,300,000 shares of common stock have been reserved for issuance upon the exercise of outstanding convertible securities and warrants. As of September 30, 1999, there were 57,692, 52,817, 35,427, 635, 1,727 and 125 shares of Series A, B, C, I, J and Series 1999 convertible preferred stock outstanding, respectively. Each share of Series A, B and C convertible preferred stock is convertible at any time, at the option of the holder, into one share of common stock. The conversion price for the Series I and Series J shares is $4.00 per share. The conversion price for the Series 1999 shares is $2.10 per share.

         There are also currently 1,264,793 warrants outstanding to acquire the same number of shares of common stock, as well as $535,000 of indebtedness, convertible into common stock at $5.00 per share and $3,787,275 of indebtedness, convertible into Series 1999 Non-Voting Preferred Stock at $2.10 per share.

         In addition, approximately 1,050,000 shares of common stock have been reserved for issuance to key employees, officers, directors and consultants pursuant to the company's benefit plans. As of September 30, 1999, there were 1,026,592 options outstanding.

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

                                   AXCESS INC.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

         During the third quarter of 1999, the company issued unregistered securities in connection with the transactions described below. The issuances of the convertible note, preferred stock and warrants were exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of
Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates.

         The holders of the company's Series A, B, and C Preferred Stock are entitled to receive quarterly dividends on each such share held by the annual rate of 10% of the original issue price of each such share payable in arrears, when, as and if declared by the company's board of directors, in cash or additional shares of preferred stock. On September 30, 1999, the company issued
20.5 shares of Series J Preferred Stock to the holders thereof as payment in full for the $205,000 of accrued, but unpaid dividends on the Series A, B and C Preferred Stock as of such date. The holders of the company's Series A, B and C Preferred Stock elected to receive shares of the company's Series J Preferred Stock in lieu of the cash dividend.

         In connection with the company's acquisition of substantially all of the assets of Prism Video, Inc., the company issued 125 shares of its Series 1999 Convertible Preferred Stock to Prism Video, Inc., and a warrant to acquire 500,000 shares of the company's restricted common stock.

         In connection with obtaining a commitment from Amphion to provide additional financing to the company, the company issued a note convertible into shares of the company's Series 1999 Non-Voting Preferred Stock and a warrant to acquire 180,362 shares of the company's Non-Voting Common Stock.

                                   AXCESS INC.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS

              3.1 -- Certificate of Incorporation of the company. Incorporated herein by reference to Exhibit 3.1 to the company's Registration Statement on Form S-1 (Registration No. 2- 80946).

              3.2 -- By-laws of the company. Incorporated herein by reference to Exhibit 3.2 to the company's Registration Statement on Form S-1 (Registration No. 2-80946).

              3.3 -- First Amendment to Certificate of Incorporation of the company dated June 9, 1986. Incorporated herein by reference to Exhibit 3.3 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

              3.4 -- Second Amendment to Certificate of Incorporation of the company dated May 27, 1987. Incorporated herein by reference to Exhibit 3.4 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

              3.5 -- Third Amendment to Certificate of Incorporation of the company, dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the company's Registration Statement on Form S-3 (Registration No. 333-10665).

              3.6 -- Fourth Amendment to Certificate of Incorporation of the company, dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to the company's Registration Statement on Form S-3 (Registration No. 333-10665).

              3.7 -- Fifth Amendment to Certificate of Incorporation of the company, dated June 25, 1996. Incorporated herein by reference to Exhibit 4.6 to the company's Registration Statement on Form S-3 (Registration No. 333-10665).

              3.8 -- Sixth Amendment to Certificate of Incorporation of the company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the company's Report on Form 8-K dated April 13, 1998.

              3.9 -- Seventh Amendment to Certificate of Incorporation of the company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the company's Report on Form 8-K dated April 13, 1998.

              3.10 -- Eighth Amendment to Certificate of Incorporation of the company dated April 9, 1998. Incorporated herein by reference to Exhibit 99.3 to the company's Report on Form 8-K dated April 13, 1998.

              4.1 -- Certificate of Designation of the company's Series A, B and C Preferred Stock, dated December 27, 1995. Incorporated herein by reference to Exhibit 4.7 to the company's Registration Statement on Form S-3 (Registration No. 333-10665).

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

              4.4 --Certificate of Designation of the company's Series 1999 Preferred Stock dated July 28, 1999. Incorporated herein by referenced to Exhibit 4.4 to the company's Report on Form 10-QSB for the period ended June 30, 1999.

              4.5 --Certificate of Designation of the company's Series 1999 Non-Voting Preferred Stock.*

              10.1 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1991.

              10.2 --Purchase of Common Stock and Convertible Note Agreement between the company and J.P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by reference to
                     Exhibit 10.19 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

              10.3 --Note Purchase Agreement dated June 25, 1997, by and among the company, J.P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to
                     Exhibit 10.15 to the company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

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

              10.11 --Asset Purchase Agreement dated July 15, 1999, by and between the company and Prism Video, Inc. Incorporated herein by referenced to Exhibit 2.1 to the company's Report on Form 8-K dated July 28, 1999.

              10.12 --Convertible Note Payable dated September 30, 1999, executed by the company payable to Amphion Ventures L.P. in the stated principal amount of up to $6,000,000.*

              10.13 --Form of Dividend Conversion Agreement by and between the company and Amphion Ventures L.P. and Jackson Hole Management Co.*

              10.14 --Registration Rights Agreement dated September 30, 1999, by and between the company and Amphion Ventures L.P.*

              27.1   --Financial Data Schedule.*

              27.2   --Restated Financial Data Schedule.*

              ----------------
              *Filed herewith.

                                   AXCESS INC.

B.       REPORTS ON FORM 8-K

         A report on Form 8-K was filed by the company on August 12, 1999, reporting that the company had completed the acquisition of substantially all of the assets of Prism Video, Inc., on July 28, 1999. The assets acquired included all patents, trade secret rights, software, hardware, product designs and all other technical information necessary to design, manufacture and market security a video and CCTV products using digital video compression technology and remote telephone line video technology.

         An amended report on Form 8-K was filed by the company on October 8, 1999, which included the financial statements of Prism Video, Inc., and the pro forma financial information required by Item 7 of Form 8-K.

                                   AXCESS INC.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AXCESS, INC.


Date: November 12, 1999           By: /s/ James R. Craig
                                      ------------------------------------------
                                      James R. Craig,
                                         Chief Financial Officer and Secretary
                                    (Principal Accounting and Financial Officer)

                                   AXCESS INC.

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER                        DESCRIPTION
    -------                       -----------


     3.1 -- Certificate of Incorporation of the company. Incorporated herein by reference to Exhibit 3.1 to the company's
                  Registration Statement on Form S-1 (Registration No. 2-
                  80946).

     3.2          -- By-laws of the company. Incorporated herein by reference to
                  Exhibit 3.2 to the company's Registration Statement on Form
                  S-1 (Registration No. 2-80946).

     3.3 -- First Amendment to Certificate of Incorporation of the company dated June 9, 1986. Incorporated herein by reference to Exhibit 3.3 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

     3.4 -- Second Amendment to Certificate of Incorporation of the company dated May 27, 1987. Incorporated herein by reference to Exhibit 3.4 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1987.

     3.5 -- Third Amendment to Certificate of Incorporation of the company, dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the company's Registration
                  Statement on Form S-3 (Registration No. 333-10665).

     3.6 -- Fourth Amendment to Certificate of Incorporation of the company, dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to the company's Registration Statement on Form
                  S-3 (Registration No. 333-10665).

     3.7 -- Fifth Amendment to Certificate of Incorporation of the company, dated June 25, 1996. Incorporated herein by reference to Exhibit 4.6 to the company's Registration Statement on Form
                  S-3 (Registration No. 333-10665).

     3.8 -- Sixth Amendment to Certificate of Incorporation of the company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the company's Report on Form 8-K dated
                  April 13, 1998.

     3.9 -- Seventh Amendment to Certificate of Incorporation of the company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the company's Report on Form 8-K dated
                  April 13, 1998.

     3.10 -- Eighth Amendment to Certificate of Incorporation of the company dated April 9, 1998. Incorporated herein by reference to Exhibit 99.3 to the company's Report on Form 8-K dated
                  April 13, 1998.

     4.1          -- Certificate of Designation of the company's Series A, B and
                  C Preferred Stock, dated December 27, 1995. Incorporated herein by reference to Exhibit 4.7 to the company's
                  Registration Statement on Form S-3 (Registration No.
                  333-10665).

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

     4.4          --Certificate of Designation of the company's Series 1999
                  Preferred Stock dated July 28, 1999. Incorporated herein by referenced to Exhibit 4.4 to the company's Report on Form
                  10-QSB for the period ended June 30, 1999.

     4.5          --Certificate of Designation of the company's Series 1999
                  Non-Voting Preferred Stock.*

     10.1         --1991 Incentive Stock Option Plan, dated August 14, 1991.
                  Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended
                  December 31, 1991.

     10.2 --Purchase of Common Stock and Convertible Note Agreement between the company and J.P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by reference to
                  Exhibit 10.19 to the company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10.3 --Note Purchase Agreement dated June 25, 1997, by and among the company, J.P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to
                  Exhibit 10.15 to the company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

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

     10.11 --Asset Purchase Agreement dated July 15, 1999, by and between the company and Prism Video, Inc. Incorporated herein by referenced to Exhibit 2.1 to the company's Report on Form 8-K dated July 28, 1999.

     10.12 --Convertible Note Payable dated September 30, 1999, executed by the company payable to Amphion Ventures L.P. in the stated principal amount of up to $6,000,000.*

     10.13 --Form of Dividend Conversion Agreement by and between the company and Amphion Ventures L.P. and Jackson Hole Management
                  Co.*

     10.14 --Registration Rights Agreement dated September 30, 1999, by and between the company and Amphion Ventures L.P.*

     27.1         --Financial Data Schedule.*

     27.2         --Restated Financial Data Schedule.*


     * Filed herewith.