Form 10KSB40
period 1999-12-31
AXCESS INC/TX
filed 2000-03-30
CIK 710597

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________


                           COMMISSION FILE NO. 0-11933

                                   AXCESS INC.
                         (formerly Lasertechnics, Inc.)
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

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act:

           Title of Class:                       Name of exchange on which registered:
           --------------                        ------------------------------------
Voting Common Stock, par value $.01 Per Share           NASDAQ SmallCap Market

                                    3,319,408
               (Number of Shares Outstanding as of March 20, 2000)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES X    NO
   ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1999 were $1,246,880. There were 112,492 shares of non-voting common stock outstanding as of March 20, 2000.

On March 20, 2000, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,547,673. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on March 20, 2000, as reported on the over-the-counter NASDAQ SmallCap Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the issuer may be deemed an affiliate of the issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.

           Transitional Small Business Disclosure Format (check one):

                              YES      NO X
                                 ---     ---


                       Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, to be held on June 6, 2000, are incorporated by reference into
Part III.

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including without limitation, the statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this annual report on Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements included in this annual report on Form 10-KSB. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, changes from anticipated levels of sales, the ability to integrate acquired product lines and related businesses, future national or regional economic and competitive conditions, changes in relationships with customers, customer acceptance of existing and new products, access to capital, validity of patents, availability of key component parts, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products, government regulations and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. As used herein, references to the "Company" are to AXCESS Inc., a Delaware corporation ("AXCESS") and its subsidiaries.


ITEM 1. DESCRIPTION OF BUSINESS.


THE COMPANY

AXCESS provides computer network-based solutions for bettering the utilization of corporate assets to improve operations productivity, physical security, asset management, manufacturing logistics and enterprise resource planning (commonly referred to as ERP), and financial reporting. The Company's products include hands-free, long range radio frequency identification (RFID) technology used to track and monitor people, assets, inventory and vehicles, as well as patented digital video compression technology for enterprise multi-media transmission and digital recording. The Company's products incorporate patented technologies in wireless, automatic identification and multi-media. The Company's principal offices are located at 3208 Commander Drive, Carrollton, Texas, 75006, and its telephone number is 972-407-6080.

COMPANY EVOLUTION

The Company was formed in November 1982 (as Lasertechnics, Inc.). Prior to 1999, the Company, through two subsidiaries, sold high-end dye-sublimation card printers and high-speed laser marking equipment. During 1998 the Company determined that it could not be consistently profitable selling these products. Accordingly, in October 1998 the Company discontinued the operations of its 96% owned subsidiary, Sandia Imaging Systems Corporation, which was engaged in distributing and reselling high-end dye-sublimation card printers and consumables. The Company sold this business in December 1998. A second subsidiary, Lasertechnics Marking Corporation (LMC), was engaged in fabricating, distributing and selling high-speed laser marking equipment. In April 1999 the Company sold LMC to affiliates of Amphion Capital Management, a major stockholder of the Company. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation." See also "Item 12. Certain Relationships and Related Transactions."

In September 1998, the Company consummated the acquisition of the RFID based intellectual property assets of ASGI, Inc. and Nauta, Inc., unaffiliated entities to AXCESS. The intellectual property assets included a patent, trade secret rights, software, hardware, product designs and all other technical information necessary for the Company to manufacture and market RFID products to the access control and asset management markets.

In July 1999, the Company acquired substantially all of the assets, including the network video technology, of Prism Video, Inc. Prism Video, Inc. was engaged in the design, manufacture and marketing of video security technology and video storage products.

In July 1999, the Company hired new senior management, including a new president and chief executive officer, chief financial officer, and vice president of sales.

In September 1999, the Company was further reorganized to support the new corporate direction.

MARKETS

For business organizations, the 1990s were characterized by dramatic efforts to provide efficiencies such as organizational flattening, the use of the Internet for more efficient sales channels (e-commerce), and a move towards business-to-business Internet development to further provide efficiencies for activities between companies. AXCESS is focused on the next phase of this revolution, to leverage the corporate network to gain better utilization from the personnel and hardware assets of the enterprise. The Company's initial focus has been in the physical security and remote management markets, reducing asset loss and providing management visibility into remote operations. The American Society of Industrial Security estimated physical security to be an $11 billion market including the fastest growing segment, corporate video (CCTV) estimated to be $1.8 billion growing at 15% annually. According to an updated 1999 study by Venture Development Corporation, the asset management and access control markets are

$1.3 billion and the use of RFID is predicted to be $800 million of that, growing at 25% annually. The transportation market is sized at $200 million, growing at greater than 20% annually. The Company has established distribution channels in these markets and expects to enter the fast growing inventory and warehouse management markets in 2000, currently sized at $112 million and growing at 25% annually.

PRODUCTS AND SERVICES

RFID

The AXCESS(TM) ActiveTag(TM) RFID system is a high performance, active tag system used to identify and track people, assets, inventory and vehicles. Based on patented technology, the AXCESS(TM) RFID System provides users a convenient, unobtrusive means of identifying people or objects without human interaction.

The flexibility of the ActiveTag(TM) system makes it well suited for a variety of access control and monitoring applications, including:

     o    VEHICLE AND PERSONNEL ACCESS CONTROL

     o    ASSET AND INVENTORY MANAGEMENT

     o    PERSONNEL TIME AND ATTENDANCE

     o    FLEET MANAGEMENT

The ActiveTag(TM) system's unique features include:

     o    MULTI-USE - assets, people, and vehicle tagging all in one system;

     o LONG RANGE - automatic hands-free tag reading at up to 70 feet outside and 30 feet indoors;

     o FLEXIBLE COVERAGE ZONES - site configurable for short range or wide area coverage;

     o    MULTI-TAG READ - identifies multiple tags instantaneously;

     o FUNCTIONAL LINKAGE(TM) - associates two or more tag readings as a single event;

     o READ/WRITE CAPABILITY - modifies and retrieves data stored in tag memory; and

     o TCP/IP NETWORK INTERFACE - for transmitting over the enterprise LAN or the Internet.

The ActiveTag(TM) system is comprised of radio frequency tags, wake-up antennas and networked readers. The tags are small transmitter/receivers that once activated, communicate non-line-of-sight with a reader which passes I.D., time and location data to Microsoft(R) Windows-based application software for processing.

The type and tuning of the activator antenna determines the size and location of each coverage zone, such as a vehicle gate, ingress/egress door, or hallway. As the tag enters a coverage zone, it receives an activation command from an antenna located in the ground, next to the doorway or inconspicuously installed in a ceiling or wall. The tag interprets this command and transmits to a receiver. In a typical installation, the reader communicates the tag's unique identification number to the host computer or controller via an industry-standard hardwired data interface. Currently the AXCESS(TM) RFID System supports 26-bit Wiegand, RS-232 standard serial communications and Motorola LonWorks(TM) for Ethernet, token ring and other LAN configurations.

Several supporting software packages, including the Company's own ActiveTrac(TM) software, provide customers the capability to link multiple tag reads using Functional Linkage(TM). Tag reads can be linked together for decision and control based on associated credentials, such as a laptop tag matched with its owner's tag.

DIGITAL VIDEO

AXCESS' Prism Video line of video products provide digital video transmission and recording solutions for the supervision of remote facilities and the enterprise from desktop computers. Its core video compression technology is based on a patented compression/decompression (CODEC) algorithm allowing live motion video to be transmitted and recorded over various communications and computer network systems, including telephone lines (POTS), ISDN, cellular phone lines, very small aperture terminal (V-SAT), and TCP/IP for Local Area Networks
(LAN), Wide Area Networks (WAN) and the Internet. Prism Video products utilize video, audio, and control signals for specific industry applications and interface with existing CCTV networks or place the video directly on the enterprise network.

Prism Video products' flexibility and ability to operate on narrow bandwidth systems make them well suited for a wide array of applications including:

     o    REMOTE OPERATIONS MANAGEMENT

     o    ENTERPRISE-WIDE CCTV

     o    INTEGRATED VIDEO VALIDATION OF ASSET AND PERSONNEL TRACKING

     o    VIDEO ALARM VERIFICATION

     o    COVERT SURVEILLANCE

Prism Video's unique features include:

     o PRE-ALARM(TM), EVENT AND LONG DURATION RECORDING - store and retrieve digital video on any Microsoft(R) Windows 95, 98 or NT based PC;

     o FAST FRAME RATES - video is a series of individual picture "fields" or "frames" that create motion and the AXCESS patented video compression technology provides the fastest frame rates or motion over a given digital transmission link or storage facility;

     o INTEGRATED CCTV PERIPHERALS - software to control standard CCTV peripheral equipment;

     o DYNAMIC BANDWIDTH THROTTLE - allows viewers to control bandwidth used based on network capacity; and

     o NETWORK INTERFACE - provide interface of existing CCTV to network or directly hook up to existing LAN/WAN.


RESEARCH AND DEVELOPMENT

The Company plans to continually develop new products utilizing its existing technology and plans to bring new products to market throughout the fiscal year ended December 31, 2000. Additionally, the Company is developing new applications for its technology outside of the security industry, including inventory management and asset management applications. Development of these applications requires additional software integration and network interface capabilities for the Company's products. During 1999 and 1998 the Company spent $1,733,119 and $2,939,107, respectively, for research and development and plans to continue spending similar amounts in fiscal year 2000 to develop products to support the Company's continued revenue growth.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company relies on a combination of patents, trade secrets, technology licenses, and other intellectual property rights. The Company was awarded three new patents in 1999, two in digital video compression and one in RFID automatic identification. The Company has 12 patents in various stages of prosecution with foreign patent authorities and several additional patents being prepared for filing. The Company intends to protect and enforce its intellectual property rights and to preserve its rights relating to its key product technologies to the extent commercially reasonable. The Company has registered a number of trade and service marks, including but not limited to the following: AXCESS Inc.(TM), the AXCESS Inc. (logo)(TM), LANcam, ActiveTag(TM), onlineaccess.com(TM), and LANcorder (TM).

COMPETITION

The security industry is a mature and very competitive market. Recently the industry has been experiencing consolidation through several mergers and acquisitions. The Company competes directly with much larger companies and the price sensitive nature of the industry is an advantage to these higher volume manufacturers. The Company believes that it has technological advantages in both digital video and RFID that offset some of its size disadvantages. Specifically, the Company's digital video compression/decompression technology is up to 30 times more efficient than certain competitive products and the Company offers active RFID technology rather than passive RFID technology.

Outside of the security industry, the Company provides products that complement traditional inventory and asset tracking, such as bar coding. The Company's technology provides the customers a "hands-free" method to account for stationary and mobile assets and inventory and provide data to ERP systems.

MANUFACTURING AND SUPPLIERS

The Company outsources the manufacturing of its products and consequently depends on outside manufacturers to supply finished product. A large number of manufacturers in the U.S. have the capability to produce the Company's products. The Company periodically seeks bids for manufacturing and has multiple manufacturing sources for each of its products.

Although the Company depends on a number of outside suppliers for components of its products, the Company has designed its current line of products so that it is not dependent on a single source for any of its products' components. Although the Company has generally been able to secure adequate suppliers, the inability of the Company in the future to obtain sufficient suppliers of component parts could have material adverse effects on the Company's results of operations.

There are currently no long-term agreements between the Company and its manufacturers or suppliers.

SALES AND MARKETING

The Company markets, sells and supports dealers, distributors, original equipment manufacturers (OEMs), value added resellers(VARs) and systems integrators who sell, install and support end users in applying digital video and RFID systems and services to their particular application requirements. The Company provides training and support to its distribution channel, thereby leveraging the large sales teams used by integrators and distributors. The Company markets to end users as part of its support of this distribution channel and anticipates more direct end user sales as the industry moves to network products and as the Company sells its asset and inventory tracking products.

EMPLOYEES

As of December 31, 1999, the Company had 49 full-time employees and 1 part-time employee.

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

RISK FACTORS

We operate in a changing environment that involves numerous risks, some of which are beyond our control. The following highlights some of these risks.

Auditors' Report

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 1999. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

Need for Additional Financing

Failure to obtain additional capital could cause delay or abandonment of our business plans. The Company anticipates that it will depend on outside sources of capital to fund operating losses. Additional capital may also be required for a variety of other reasons, including unforeseen delays, unanticipated expenses, increased capital requirements, engineering design changes and other technology risks or other corporate purposes. These additional funds may not be available. Even if those funds are available, we may not be able to obtain them on a timely basis, on terms acceptable to us. Failure to obtain additional funds could result in the delay or abandonment of our development and expansion plans and we may be unable to fund our ongoing operations.

History of Losses and Expectation of Future Losses; Uncertainty of Future Profitability

From our incorporation in 1982 through December 31, 1999, we have incurred an accumulated loss of approximately $91.1 million and have been profitable in only one fiscal year during that time. There can be no assurance that we will generate sufficient revenues to achieve profitability in the future.

Future Development of Products

Introducing new technology involves, without limitation, risks of "bugs", prior release compatibility, customer modifications affecting standard interfaces, and unanticipated application environment anomalies. Although we use rigorous testing procedures and protocols, delays in new or modified product introductions or shipments could have a material adverse effect on our results of operation.

Much of our ability to compete in the security segment depends on trade secrets, know-how and proprietary technical knowledge that is unprotected by patents. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously when appropriate, there can be no assurance that these efforts will be successful. Such protections may not preclude competitors from developing products similar to ours. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. There can also be no assurance that third parties will not assert intellectual property infringement claims against us. Any such infringement claim could result in protracted and costly litigation and could have a material adverse effect on our results of operation regardless of the outcome.

Obsolete Technology

The technology we use may become obsolete or limit our ability to compete effectively within the wireless, automatic identification and multi-media industries. These industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of industry standards can render existing products obsolete and unmarketable. Our success will depend on our ability to enhance our existing products. Our success will also depend on our ability to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and that address increasingly sophisticated customer requirements.

Our business would be adversely affected if we were to incur difficulties or delays in developing new products or enhancements or if those products or enhancements did not gain market acceptance. Specifically:

     o we may not be successful in identifying, developing and marketing product enhancements or new products that respond to technological change or evolving industry standards;

     o we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products; and

     o our new products and enhanced products may not adequately meet the requirements of the marketplace and achieve market acceptance or may not keep pace with advances made by our competitors.

Outsourcing; Dependence on Manufacturers and Suppliers to Produce Systems

Because we decided to outsource portions of our business, particularly for manufacturing, we depend heavily on third-party vendors, suppliers, and contractors. The failure by any of our vendors, suppliers, or contractors to fulfill their contractual obligations to us could adversely affect our operations. If we are unable to obtain sufficient components and manufacturers for the products, or develop alternative sources, delays in product introductions or shipments could occur and could have a material adverse effect on our results of operation.

NASDAQ Listing

Our common stock is listed on the NASDAQ SmallCap Market, which requires maintenance of certain quantitative and other standards for continual listing thereon.

On August 22, 1998, the Securities and Exchange Commission approved the new NASDAQ listing requirements for continued listing on the NASDAQ SmallCap Market. In particular, the new NASDAQ listing requirements require that a company currently included in NASDAQ meet each of the following standards to maintain its continued listing: (i) either (A) net tangible assets (defined as total assets, minus goodwill, minus total liabilities) of $2 million, (B) total market capitalization of $35 million, or (C) net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000; (ii) public float of at least 500,000 shares, with a market value of at least $1 million; (iii) minimum bid price of $1; (iv) at least two market makers; (v) at least 300 round lot beneficial shareholders; and (vi) compliance with certain corporate governance requirements. As of March 20, 2000, the closing bid price of our common stock was $8.00 per share, which is in excess of the minimum bid price of $1.00 per share established by the new NASDAQ listing requirements.

As of March 20, 2000, our net tangible assets were in excess of the $2 million threshold established by the new NASDAQ listing requirements.

Although management believes that we will be able to preserve the listing of our common stock on the NASDAQ SmallCap Market, there can be no assurance that we will be able to do so. There can be no assurance that our continued losses or other factors beyond our control will not cause us to fail to meet such requirements.

If our common stock were delisted from the NASDAQ SmallCap Market, trading, if any, would likely be conducted in the over-the-counter market on the National Association of Securities Dealers' OTC Bulletin Board and/or on the pink sheets of the National Quotation Bureau. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. In addition, our common stock would be subject to rules promulgated under the Exchange Act applicable to penny stocks. The Commission has adopted regulations that generally define a "penny stock" to be an equity security that has a market price (as determined pursuant to regulations adopted by the Commission) or exercise price of less than $5.00 per share, subject to certain exceptions. By virtue of being listed on the NASDAQ SmallCap Market, our common stock will be exempt from the definition of "penny stock." If, however, our common stock is removed from the NASDAQ SmallCap Market, our securities may become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Consequently, the penny stock rules may adversely affect the ability of broker-dealers to sell our common stock and may affect the ability of purchasers of our common stock to sell such securities in the secondary market.

Small Trading Volume and Volatility of Stock Price

The weekly trading volume of our common stock in the over-the-counter market has varied from a few thousand shares to 240,000 shares, which may tend to increase the volatility of the price. Since January 1999 through December 31, 1999, the closing bid price of our common stock in the over-the-counter market has varied from a low of $1.25 to a high of $6.00 per share. There can be no assurance that the price volatility will not continue in the future.

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

Potential Adverse Effect of Shares Eligible for Future Sale; Outstanding Convertible Securities and Warrants

Future sales of our common stock in the public market by existing stockholders, warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of our common stock. At March 20, 2000, 3,319,408 shares of common stock were issued and outstanding with approximately 1,400,000 shares freely tradable without restriction under the Securities Act. If exercised, the convertible debt, convertible securities, warrants and options outstanding at March 20, 2000, would result in over 12,000,000 additional shares of common stock issued and outstanding. See Notes 9, 10 and 11 in Notes to Consolidated Financial Statements.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company leases a 14,508 square foot facility in Carrollton, Texas used for administrative, engineering and sales offices. This facility is rented under a three-year agreement that terminates in November 2000. The Company leases 5,080 square feet in Irvine, California used for engineering and warehouse space. This lease will terminate in August 2000. The Company has moved all inventory from Irvine to Carrollton and will move to smaller facilities in California when the current lease expires. The Company leases 3,614 of space in Dallas, Texas which was formerly Prism Video, Inc.'s headquarters. This lease terminates in September 2000 and the Company is currently subleasing the space for the remaining lease term. The Company's facilities are suitable and adequate to accommodate the Company's operations. The Company's management considers each of these facilities to be in good condition and is of the opinion that the facilities are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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


                                                      1999                                   1998
                                                      ----                                   ----
QUARTER ENDED                                 LOW              HIGH                 LOW                HIGH
-------------                                -----             -----               -----               -----
March 31                                     $1.25             $2.94               $3.76               $6.26
June 30                                       2.31              3.06                2.19                5.00
September 30                                  2.19              3.44                1.44                3.38
December 31                                   2.69              6.00                1.22                2.69

As of March 20, 2000, the Company had 1,339 holders of record of voting common stock and one holder of record of non-voting common stock. The Company estimates that there were approximately 5,600 beneficial owners of its common stock as of the same date.

The Company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future as it contemplates retaining all earnings to finance the continued growth of the Company's business.

RECENT SALE OF UNREGISTERED SECURITIES

During 1999 the Company issued unregistered securities in connection with each of the transactions described below. The issuance of the preferred stock, common stock and warrants were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates and warrants.

CONVERSION OF NOTES PAYABLE BY STOCKHOLDERS

Under the terms of a Note Purchase Agreement dated December 29, 1997 (the "Note Purchase Agreement"), the Company borrowed a total of $3,020,233 from Amphion Ventures L.P. ($400,000), Antiope Partners L.L.C. ($1,820,233) and J. P. Morgan Investment Corporation ($800,000). In December 1998, Amphion Ventures L.P., Antiope Partners L.L.C. and J. P. Morgan Investment Corporation each elected to Convert one-half of the outstanding indebtedness of the Company to each of them under the Note Purchase Agreement, including all accrued, but unpaid interest thereon through December 31, 1998, into shares of the Company's Series I Convertible Preferred Stock, par value $.01 per share (the "Series I Preferred Stock"), or Series J Convertible Preferred Stock, par value $.01 per share (the "Series J Preferred Stock"). In addition, Amphion Ventures L.P. elected to convert $100,000 of the accrued, but unpaid interest under the terms of its $1.47 million note payable from the Company (the "Amphion Note Payable") into shares of Series I Preferred Stock or Series J Preferred Stock.

As a result of the debt conversions described above, the Company issued: (a) 35 shares of Series J Preferred Stock to Amphion Partners L.P. for its conversion of indebtedness of the Company in the aggregate amount of $350,000 ($200,000 under the terms of the Note Purchase Agreement plus $50,000 of accrued, but unpaid interest thereon, and $100,000 of accrued, but unpaid interest on the Amphion Note Payable); (b) 118 shares of Series J Preferred Stock to Antiope Partners L.L.C. for its conversion of indebtedness of the Company in the aggregate amount of $1,180,000 ($910,000 under the terms of the Note Purchase Agreement plus $270,000 of accrued, but unpaid interest thereon); and (c) 50 shares of Series I Preferred Stock to J. P. Morgan Investment Corporation for its conversion of indebtedness of the Company in the aggregate amount of $500,000 ($400,000 under the terms of the Note Purchase Agreement plus $100,000 of accrued, but unpaid interest thereon).

Also in December 1998, Amphion Ventures L.P., Antiope Partners L.L.C. and J. P. Morgan Investment Corporation agreed with the Company to extend the maturity date of the balance remaining under the senior notes issued under the Note Purchase Agreement for a period of one year. The balance of the indebtedness under the senior notes issued under the Note Purchase Agreement was due in full by the Company on December 31, 1999. The $400,000 note payable to J. P. Morgan Investment was in default at December 31, 1999. The Company is in negotiations with J. P. Morgan Investments to pay this note prior to April 15, 2000.

On September 30, 1999 the Company signed a 10% convertible note with Amphion Ventures, L. P. under which the Company borrowed $5,986,395 through December 31, 1999. On December 31, 1999 Amphion Ventures, L.P. elected to convert $3,323,423 of these borrowings into 332 shares of the Company's Series 2000 Non-Voting Preferred Stock, par value $.01 per share (the "Series 2000 Non-Voting Preferred Stock"). The Company also issued warrants to purchase 180,362 shares of common stock for $2.10 in connection with the issuance of the 10% convertible note.

EQUITY ISSUED TO PURCHASE TECHNOLOGY

In February 1999, the Company issued 300,000 shares of its common stock to XL Vision, Inc. to purchase a license to use XL Vision, Inc.'s CombiReader technology.

In July 1999, as part of the total consideration paid by the Company to Prism Video, Inc. in connection with its acquisition of the digital video technology, the Company issued 125 shares of its Series 1999 Voting Preferred Stock, par $.01 per share (the "Series 1999 Voting Preferred Stock") and warrants to purchase 500,000 shares of common stock for $2.50 per share.

EXERCISE OF PREFERRED STOCK RESET RIGHT BY STOCKHOLDERS

The Series I Preferred Stock and Series J Preferred Stock contain a reset provision such that if at any time prior to December 31, 1999, the Company completed an equity financing with third parties raising at least $1,000,000 in cash, the initial holders of Series I Preferred Stock and Series J Preferred Stock had the non-assignable right (the "Series I and J Reset Right"), but not the obligation to exchange all or a portion of their shares of Series I Preferred Stock or Series J Preferred Stock for shares of a new series of preferred stock with substantially the same terms and conditions offered to the participants in the new equity financing. Further, if the Company failed to complete such an equity financing prior to December 31, 1999, the conversion price of the Series I Preferred Stock and Series J Preferred Stock would have been automatically reset to not less than the greater of $1.00 or one-half of the average closing bid price of the Company's common stock on the NASDAQ SmallCap Market during the last 20 consecutive trading days of 1999 (the "Series I and J Conversion Price Reset Right"). The Company successfully raised over $1,000,000 in equity prior to such date, thereby voiding the Series I and J Conversion Price Reset Right.

PREFERRED STOCK CONVERSION TERMS

Each share of Series I Preferred Stock and Series 1999 Voting Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of voting common stock of the Company equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $4.00 and $2.50 per share respectively. The conversion feature of the Series J Preferred Stock and the Series 2000 Non-Voting Preferred Stock are substantially the same as the Series I Preferred Stock, except, among other factors, they are both convertible in whole or in part at any time at the option of the holder into shares of the Company's non-voting common stock of the Company based on the same formula, and except that the conversion price of the Series 2000 Non-Voting Preferred Stock is $3.50. For additional differences among the Company's Series of Preferred Stock, see Note 10 to Notes to Consolidated Financial Statements.

Series I Preferred Stock, Series J Preferred Stock, Series 1999 Voting Preferred Stock and Series 2000 Non-Voting Preferred Stock are subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the respective original issue price plus any accrued, unpaid dividends thereon. The Company's optional right of redemption is subject to each preferred stockholder's right to convert the preferred stock into voting or non-voting common stock, as the case may be, within ten business days after the Company's notice of redemption.

The Series I Preferred Stock and Series J Preferred Stock are subject to the mandatory conversion by the Company into shares of the Company's voting or non-voting common stock, as the case may be, if the closing bid price per share of the Company's voting common stock on the NASDAQ SmallCap Market is at least $10.00 per share for a period of at least 90 consecutive trading days. The Series 1999 Voting Preferred Stock and Series 2000 Non-Voting Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company's voting or non-voting common stock, as the case may be, if the closing bid price per share of the Company's common stock on the NASDAQ SmallCap Market is at least $7.50 per share for a period of 20 consecutive trading days and the average trading volume of the common stock on NASDAQ is at least

50,000 shares per day during that 20 day period. Although the Company's non-voting common stock may be converted to common stock at any time by a holder thereof, Amphion Ventures L.P. has agreed not to convert any shares of non-voting common stock to voting common stock without the prior consent of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

In September 1998, the Company acquired its active radio frequency identification (RFID) technology. The Company determined this technology to be its primary and core strategic focus, based on market demand, market size, product differentiation, competitive environment and other factors.

On October 21, 1998, the Company's Board of Directors approved a plan to exit the imaging business formerly operated by its Sandia subsidiary as part of the Company's strategy to redeploy and refocus the Company's resources on its core RFID asset, vehicle and personnel tracking business. The sale of the imaging business was completed on December 15, 1998. The Company received a sales price of $500,000 and reported a loss of $1,095,920 on the disposal in 1998.

In March 1999, the Company entered into a definitive agreement to sell its Lasertechnics Marking Corporation (LMC) subsidiary to affiliates of Amphion Capital Management, a major stockholder of the Company. The Company's rights and interests in DataGlyph(TM) and the technology under development with XL Vision, Inc. were also included in the sale. On April 30, 1999, the Company completed the sale and received $500,000 in cash, $2,000,000 in debt cancellation, a $4,000,000 note receivable due March 2002 (or 2004 under certain conditions), a $500,000 demand note receivable and a warrant to purchase equity in the Amphion-controlled enterprise to which Amphion transferred these businesses and assets, with an exercise price of $2.50 per share, representing approximately 8% of that enterprise. If LMC is sold by the Amphion-controlled enterprise prior to April 2001, the Company has the option to exchange its warrant for 20% of the excess profits (as defined in the acquisition agreement) from any such sale. The gain from the disposition of LMC and the technology assets totaled approximately $3,900,000 and was recorded in the quarter ended June 30, 1999.

On July 28, 1999, the Company completed its acquisition of substantially all of the assets of Prism Video, Inc. The purchase price for the assets included a note payable to Prism Video, Inc. in the amount of $4,000,000, 125 shares of a new series of 8% convertible preferred stock and a warrant to acquire 500,000 shares of the Company's common stock. The Company will satisfy its obligations under the purchase note through an assignment to Prism Video, Inc. of the principal payments due the Company under its $4,000,000 note receivable from Amphion Ventures L.P., which was issued to the Company as partial consideration for the sale of its LMC subsidiary and certain unrelated technology assets. The preferred stock has a stated value of $10,000 per share and is convertible into 500,000 shares of common stock at a conversion price of $2.50 per share. The exercise price of the warrant is $2.50. Under the terms of the purchase agreement, the common stock to be acquired by Prism Video, Inc. upon conversion of the preferred stock or exercise of the warrant is subject to a three-year lockup from the date of closing, which may be reduced to two years upon the occurrence of certain events. Further, Prism Video, Inc. has agreed not to convert the preferred stock or exercise the warrant until the Company obtains stockholder approval to issue the common stock issuable upon either the conversion or exercise thereof, as the case may be.

As a result of these transactions the Company has completely changed its core technologies and products. The Company provides computer network-based solutions for improving the utilization of corporate assets to improve operations productivity, physical security, asset management, manufacturing logistics and enterprise resource planning (commonly referred to as ERP), and financial reporting. The Company's products include hands-free, long range RFID technology used to track and monitor people, assets, inventory and vehicles as well as patented digital video compression technology for enterprise multi-media transmission and digital recording. The Company's products incorporate patented technologies in wireless, automatic identification and multi-media.

RESULTS OF OPERATIONS

Sales and Gross Profit. Through December 31, 1998, the Company had not yet shipped a significant volume of RFID systems. Sales and marketing efforts were launched in the fourth quarter of 1998 and orders were being accepted. Initial shipments began in 1999.

Sales for 1999 and 1998 were $1,246,880 and $43,146, respectively. The Company realized gross profits of $490,689 in 1999 and $38,848 in 1998.

RFID product sales were $429,459 and $43,146 for 1999 and 1998, respectively. Cost of sales were $214,309 in 1999 and $4,298 in 1998. In 1999 the Company made significant upgrades in RFID products and decided to discontinue selling previous product releases resulting in a $153,783 additional charge. As a result gross profits from RFID products were $61,367 in 1999 and $38,848 in 1998.

Digital video product sales were $817,421 in 1999 resulting in gross profits of $429,322. The Company began producing and selling digital video products in July 1999.

Operating Expenses. Operating expenses were $7,890,589 and $8,738,140, in 1999 and 1998, respectively.

Corporate general and administrative expenses were $2,639,166 and $4,384,513 in 1999 and 1998, respectively.

Research and development expenses were $1,733,119 in 1999 and $2,939,107 in 1998, including new product development costs in 1998 associated with the Technology Development Agreement with XL Vision, Inc. of $2,550,000. Our rights and obligations under the Technology Development Agreement was sold in the LMC transaction.

Selling and marketing expenses were $2,560,739 in 1999 and $633,277 in 1998. The Company's continuing operations were not initiated until September 1998.

Other income (expense), net was $1,291,332 and $(510,936) in 1999 and 1998, respectively. A gain of $2,044,109 was realized in 1999 from the sale of the Company's rights and interests in DataGlyph(TM) and the technology under development with XL Vision, Inc.

Loss from continuing operations was $6,108,568 and $9,210,228 in 1999 and 1998, respectively.

Gain (Loss) from discontinued operations was $1,708,545 and $(6,248,828) in 1999 and 1998, respectively. A gain on the disposal of the LMC subsidiary was realized in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital requirements. At December 31, 1999, the Company had a working capital deficit of $622,458.

The Company's operations continued to generate losses in 1999. The Company's cash decreased $1,505,979 during 1999 with operating activities using $8,692,878 of cash. The Company funded operations primarily through debt offerings with financing activities providing net cash of $5,263,077. The Company also realized net cash of $1,121,000 from discontinued operations in 1999.

At December 31, 1999, the Company is in default on a $400,000 note payable to
J. P. Morgan Investment Corporation (JPMIC). The Company is currently in negotiations with JPMIC to pay this note in cash or securities of the Company. The default on this note does not impact the terms, including acceleration of maturities, of the Company's other debt.

The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2000, however the Company has agreed to the terms of a private equity placement that should provide adequate working capital for the remainder of fiscal year 2000. Under terms of the agreement, the Company will sell $5,000,000 of convertible preferred stock to an affiliate of a major stockholder. Based on the Company's existing business plan, the Company believes this will provide adequate working capital for 2000. No additional funds are available under the 10% convertible note. The Company's actual funding needs will depend on numerous factors, including actual expenditures and revenues generated from its operations compared to its business plan. If the Company's losses continue, the Company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of securities or other financing arrangements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.


OTHER

Inflation. Inflation has not had and is not expected to have a material impact on the operations and financial condition of the Company.

Impact of Year 2000. In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties upon whom the Company relies. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7. FINANCIAL STATEMENTS.

                                                                         Page
Report of Ernst & Young LLP, Independent Auditors....................    F-1
Report of KPMG LLP, Independent Auditors.............................    F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 31, 1999 and 1998.........    F-3
   Consolidated Statements of Operations for the
     Years Ended December 31, 1999 and 1998..........................    F-4
   Consolidated Statements of Stockholders' Equity
     for the Years Ended December 31, 1999 and 1998..................    F-5
   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1999 and 1998..........................    F-6
   Notes to Financial Statements.....................................    F-7

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

KPMG LLP resigned as the Company's independent auditor on October 13, 1999. At a meeting held on October 19, 1999, the audit committee of the Company's board of directors approved the engagement of Ernst & Young LLP, as its independent auditor for the fiscal year ending December 31, 1999, to replace the firm of KPMG LLP.

The audit reports of KPMG LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for a statement in the audit reports that KPMG LLP believed the Company's recurring losses from operations and resulting continued dependence upon access to additional external financing raised substantial doubt about the Company's ability to continue as a going concern. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1998, and December 31, 1997, and the subsequent interim period through October 12, 1999, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope procedure which, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the subject matter in its reports.

A copy of the disclosures made herein has been provided to KPMG LLP. The response of KPMG LLP, indicating agreement with the disclosures, is attached as an exhibit to the Company's annual report and is hereby incorporated by reference herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information regarding Directors, Executive Officers, Promoters and Control Persons is incorporated by reference in this Form 10-KSB to the sections entitled "Principal Shareholders," "Management," and "General" in the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 6, 2000.

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

3.7 --Fifth Amendment to Certificate of Incorporation of the Company dated June 25, 1997. Incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (Registration No. 333-10665).

3.8 --Sixth Amendment to Certificate of Incorporation of the Company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 13, 1998.

3.9 --Seventh Amendment to Certificate of Incorporation of the Company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated April 13, 1998.

3.10 --Eighth Amendment to Certificate of Incorporation of the Company dated April 9, 1998. Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated April 13, 1998.

3.11 --Ninth Amendment to Certificate of Incorporation of the Company dated June 9, 1999.*

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

4.4 --Certificate of Designation of the Company's Series 1999 Preferred Stock. Incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

4.5 --Certificate of Designation of the Company's Series 1999 Non-Voting Preferred Stock. Incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

4.6 --Certificate of Designation of the Company's Series 2000 Non-Voting Preferred Stock.*

10.1 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1991.

10.2 --Purchase of common stock and Convertible Note Agreement between the Company and J. P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

10.3 --Note Purchase Agreement dated June 25, 1997, by and among the Company, J. P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

10.4 --Amendment to Notes and Note Purchase Agreement dated December 31, 1998, by and among the Company, Antiope Partners L.L.C. and J. P. Morgan Investment Corporation. Incorporated herein by reference to
         Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.5 --Series H Preferred Stock Purchase Agreement dated December 29, 1997, by and among the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the 10.1 year ended December 31, 1997.

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

10.8 --Settlement Agreement dated as of April 21, 1998, by and between the Company and Xerox Corporation. Incorporated herein by reference to
         Exhibit 10.21 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

10.11 --Note Payable Conversion Agreement dated December 31, 1998, by and between the Company and J. P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.12 --Stock and Asset Purchase Agreement dated March 30, 1999, by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.13 --Asset Purchase Agreement dated July 15, 1999, by and between the Company and Prism Video, Inc. Incorporated herein by reference to
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 28, 1999.

10.14 --Convertible Note Payable dated September 30, 1999, executed by the Company payable to Amphion Ventures L.P. in the stated principal amount of up to $6,000,000. Incorporated herein by reference to Exhibit
         10.12 to the Company's Quarterly Report Form 10-QSB for the period ended September 30, 1999.

10.15 --Form of Dividend Conversion Agreement by and between the Company and Amphion Ventures L.P. and Jackson Hole Management Co. Incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999.

10.16 --Registration Rights Agreement dated September 30, 1999 by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999.

10.17 --Letter Agreement dated December 30, 1999, by and between the Company and Amphion Ventures L.P. regarding the Convertible Note Payable dated September 30, 1999.*

10.18 --Non-Voting Common Stock Purchase Warrant dated September 30, 1999, to purchase 180,362 shares of the Company's non-voting common stock issued to Amphion Ventures L.P.*

10.19 - Employment Agreement dated July 16, 1999, by and between the Company and Allan Griebenow.*

10.20    --AXCESS Inc. Stock Option Plan. Incorporated herein by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-80857).

10.21 --AXCESS Inc. Director Compensation Plan. Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-80843).

10.22 --Stock Purchase Agreement dated March 29, 2000, by and between the Company and incuVest, LLC.*

10.23 --AXCESS Inc. Non-Employee Directors' Stock Option Plan. Incorporated herein by reference to Exhibit 4.(a) to the Company's Registration Statement on Form S-8 (Registration No. 333-98160).

16.1 --Letter regarding the change in accountant from KPMG LLP. Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 20, 1999.

21.1     --Subsidiaries of the Company.*

23.1     --Consent of Ernst & Young LLP.*

23.2     --Consent of KPMG LLP.*

27.1     --Financial Data Schedule.*

--------------

*Filed herewith

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K/A on October 12, 1999, which amended the Company's Form 8-K filed on August 12, 1999, to report the financial statements of Prism Video, Inc. and the pro forma financial information required by Item 7 of Form 8-K.

         The Company filed a Form 8-K on October 20, 1999 to report the change in the Company's accountant under Item 4.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                          AXCESS INC.

                                          By: /s/ RICHARD C.E. MORGAN
                                             ----------------------------------
                                                Richard C.E. Morgan,
                                                Chairman of the Board


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 2000.


             SIGNATURE                                          CAPACITY
             ---------                                          --------
/s/ RICHARD C.E. MORGAN                             Chairman of the Board
------------------------------------
Richard C.E. Morgan

/s/ ALLAN GRIEBENOW                                 Director, President and Chief Executive Officer
------------------------------------                (Principal Executive Officer)
Allan Griebenow

/s/ JAMES R. CRAIG                                  Chief Financial Officer and Secretary (Principal
------------------------------------                Accounting and Financial Officer)
James R. Craig

/s/ PAUL J. COLEMAN, JR.                            Director
------------------------------------
Paul J. Coleman, Jr.

/s/ C. SETH CUNNINGHAM                              Director
------------------------------------
C. Seth Cunningham

/s/ RICHARD M. CLARKE                               Director
------------------------------------
Richard M. Clarke

/s/ GREGORY W. HASKELL                              Director
------------------------------------
Gregory W. Haskell

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
AXCESS, Inc.

We have audited the accompanying consolidated balance sheet of AXCESS, Inc. (the Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXCESS, Inc., at December 31, 1999, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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



                                               ERNST & YOUNG LLP


March 29, 2000

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
AXCESS Inc.:

We have audited the accompanying consolidated balance sheet of AXCESS, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXCESS, Inc. and subsidiaries as of December 31, 1998, and the results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                                                       KPMG LLP



Dallas, Texas
March 19, 1999

                                  AXCESS INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                     1999              1998
                                                                                 ------------      ------------
                               ASSETS

Current assets:
    Cash and cash equivalents ..............................................     $     69,450      $  1,575,429
    Note receivable from stockholder .......................................               --         1,030,624
    Accounts receivable - trade ............................................          459,654            30,987
    Inventory ..............................................................          845,400           256,216
    Prepaid expenses and other .............................................          695,334           160,087
                                                                                 ------------      ------------

        Total current assets ...............................................        2,069,838         3,053,343

Net assets of discontinued operations ......................................               --         3,186,253
Property, plant and equipment, net .........................................          544,441           574,499
Long-term note receivable - stockholder ....................................        3,902,375                --
Purchased technologies, net ................................................        6,043,142         1,714,449
Deferred license fee and other assets ......................................               --           542,804
                                                                                 ------------      ------------

        Total assets .......................................................     $ 12,559,796      $  9,071,348
                                                                                 ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable:
      Stockholder ..........................................................     $    980,000      $  1,966,900
      Other ................................................................           22,309            90,882
    Dividends payable ......................................................            8,448           481,339
    Accounts payable .......................................................          447,889           466,940
    Other accrued liabilities ..............................................        1,233,650         1,985,002
                                                                                 ------------      ------------

        Total current liabilities ..........................................        2,692,296         4,991,063

Non-current notes payable:
    Stockholders ...........................................................        5,921,999         1,470,000
    Other ..................................................................               --           535,205
                                                                                 ------------      ------------

        Total liabilities ..................................................        8,614,295         6,996,268
                                                                                 ------------      ------------

Stockholders' equity:
    Convertible preferred stock, 7,000,000 shares authorized; 148,889 shares outstanding in 1999 and 148,247 in 1998; $33,598,919 aggregate
      liquidation preference in 1999 and $27,179,880 in 1998 ...............       33,598,919        27,179,880
    Common stock, $.01 par value, 12,000,000 shares authorized; 3,298,368
      issued and outstanding in 1999 and 2,879,368 in 1998 .................           32,984            28,794
    Non-voting convertible common stock, $0.1 par value, 112,500 shares authorized; 112,492 shares issued and outstanding in 1999 and 1998,
      convertible into common stock on a one share for one share basis .....            1,125             1,125
    Additional paid-in capital .............................................       61,387,968        58,515,848
    Accumulated deficit ....................................................      (91,075,495)      (83,650,567)
                                                                                 ------------      ------------
        Total stockholders' equity .........................................        3,945,501         2,075,080
                                                                                 ------------      ------------

        Total liabilities and stockholders' equity .........................      $12,559,796      $  9,071,348
                                                                                 ============      ============

                                  AXCESS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                     1999              1998
                                                                 ------------      ------------
Sales ......................................................     $  1,246,880      $     43,146
Cost of sales ..............................................          756,191             4,298
                                                                 ------------      ------------
        Gross profit .......................................          490,689            38,848
Expenses:
    Research and development ...............................        1,733,119         2,939,107
    General and administrative .............................        2,639,166         4,384,513
    Selling and marketing ..................................        2,560,739           633,277
    Depreciation and amortization ..........................          957,565           781,243
                                                                 ------------      ------------
        Operating expenses .................................        7,890,589         8,738,140
                                                                 ------------      ------------
        Loss from operations ...............................       (7,399,900)       (8,699,292)
Other income (expenses):
    Interest expense .......................................         (624,494)         (532,797)
    Interest income ........................................          233,370                 2
    Other ..................................................        1,682,456            21,861
                                                                 ------------      ------------
        Other expense, net .................................        1,291,332          (510,936)
                                                                 ------------      ------------
        Loss from continuing operations ....................       (6,108,568)       (9,210,228)

Discontinued operations:
    Loss from operations ...................................         (148,080)       (5,152,908)
    Gain (loss) on disposal of discontinued operations .....        1,856,625        (1,095,920)
                                                                 ------------      ------------
        Gain (loss) from discontinued operations ...........        1,708,545        (6,248,828)
                                                                 ------------      ------------
        Net loss ...........................................       (4,400,023)      (15,459,056)
Preferred stock dividend requirements ......................       (3,024,905)       (1,500,422)
                                                                 ------------      ------------
        Net loss applicable to common stock ................     $ (7,424,928)     $(16,959,478)
                                                                 ============      ============

Basic and diluted net loss per share:
    Continuing operations ..................................     $      (2.90)     $      (3.99)
    Discontinued operations ................................             0.54             (2.33)
    Net loss applicable to per common share ................            (2.36)            (6.32)

Weighed average shares of common stock outstanding .........        3,146,846         2,681,456
                                                                 ============      ============

                                  AXCESS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                                          NON-VOTING
                                                CONVERTIBLE                                               CONVERTIBLE
                                              PREFERRED STOCK                COMMON STOCK                 COMMON STOCK
                                         --------------------------  --------------------------   ---------------------------
                                            NUMBER                      NUMBER                       NUMBER
                                              OF           PAR            OF            PAR            OF            PAR
                                            SHARES        VALUE         SHARES         VALUE         SHARES         VALUE
                                         ------------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 1997 ..........       146,726  $ 11,967,233     2,331,748  $     23,318        112,492   $      1,125
  Issuance of common stock ............            --            --        12,500           125             --             --
  Issuance of restricted common
     stock in connection with Xerox
     settlement .......................            --            --       120,000         1,200             --             --
  Issuance of preferred stock .........            --         2,647            --            --             --             --
  Issuance of detachable warrants and
     restricted common stock in
     connection with notes payable to
     stockholders .....................            --            --        15,120           151             --             --
  Restricted common stock issued in
     connection with RFID asset
     purchase .........................            --            --       400,000         4,000             --             --
  Issuance of Series G Preferred
     Stock and exchanged for Series I
     Preferred Stock ..................           205     2,050,000            --            --             --             --
  Issuance of Series H Preferred
     Stock and exchanged for Series J
     Preferred stock ..................           792     7,920,000            --            --             --             --
  Issuance of Series J Preferred                  213     2,130,000            --            --             --             --
  Stock Conversion of stockholders' notes
     payable into Series J Preferred
     Stock ............................           153     1,530,000            --            --             --             --
  Conversion of stockholders' notes
     payable into Series I Preferred
     Stock ............................            50       500,000            --            --             --             --
  Issuance of Series I and Series J
     Preferred Stock for dividends
     payable ..........................           108     1,080,000            --            --             --             --
  Preferred stock dividends ...........            --            --            --            --             --             --
  Purchase of treasury stock ..........            --            --            --            --             --             --
  Other ...............................            --            --            --            --             --             --
  Net loss ............................            --            --            --            --             --             --
                                         ------------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 1998 ..........       148,247    27,179,880     2,879,368        28,794        112,492          1,125
  Issuance of Series 1999 Preferred
     Stock ............................           125     1,250,000            --            --             --             --
  Conversion of convertible notes
     payable to stockholders' into
     Series 2000 Preferred Stock ......           332     3,323,423            --            --             --             --
  Issuance of Series I, Series J and
     Series 1999 Preferred stock for
     dividends payable ................           185     1,845,616            --            --             --             --
  Warrant issued in connection with
     acquisition of Prism Video, Inc.
     assets ...........................            --            --            --            --             --             --
  Warrants issued with convertible
     debt .............................            --            --            --            --             --             --
  Issuance of common stock in
     connection with technology
     license acquisition ..............            --            --       300,000         3,000             --             --
  Issuance of common stock upon                                           119,000         1,190             --             --
     exercise of stock options ........            --            --            --            --             --             --
  Preferred stock dividends ...........            --            --            --            --             --             --
  Other ...............................            --            --            --            --             --             --
  Net loss ............................            --            --            --            --             --             --
                                         ------------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 1999 ..........       148,889  $ 33,598,919     3,298,368  $     32,984        112,492   $      1,125
                                         ============  ============  ============  ============   ============   ============

                                         ADDITIONAL                      TOTAL
                                          PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                          CAPITAL        DEFICIT         EQUITY
                                        ------------   ------------   ------------
Balance at December 31, 1997 .......... $ 57,168,716   $(66,691,089)  $  2,469,303
  Issuance of common stock ............       49,875             --         50,000
  Issuance of restricted common
     stock in connection with Xerox
     settlement .......................      561,300             --        562,500
  Issuance of preferred stock .........       (2,647)            --             --
  Issuance of detachable warrants and
     restricted common stock in
     connection with notes payable to
     stockholders .....................       99,923             --        100,074
  Restricted common stock issued in
     connection with RFID asset
     purchase .........................      621,200             --        625,200
  Issuance of Series G Preferred
     Stock and exchanged for Series I
     Preferred Stock ..................           --             --      2,050,000
  Issuance of Series H Preferred
     Stock and exchanged for Series J
     Preferred stock ..................           --             --      7,920,000
  Issuance of Series J Preferred                  --             --      2,130,000
  Stock Conversion of stockholders' notes
     payable into Series J Preferred
     Stock ............................           --             --      1,530,000
  Conversion of stockholders' notes
     payable into Series I Preferred
     Stock ............................           --             --        500,000
  Issuance of Series I and Series J
     Preferred Stock for dividends
     payable ..........................           --             --      1,080,000
  Preferred stock dividends ...........           --     (1,500,422)    (1,500,422)
  Purchase of treasury stock ..........      (50,000)            --        (50,000)
  Other ...............................       67,481             --         67,481
  Net loss ............................           --    (15,459,056)   (15,459,056)
                                        ------------   ------------   ------------
Balance at December 31, 1998 ..........   58,515,848    (83,650,567)     2,075,080
  Issuance of Series 1999 Preferred
     Stock ............................           --             --      1,250,000
  Conversion of convertible notes
     payable to stockholders' into
     Series 2000 Preferred Stock ......           --             --      3,323,423
  Issuance of Series I and Series J
     Preferred Stock for dividends
     payable ..........................           --             --      1,845,616
  Warrant issued in connection with
     acquisition of Prism Video, Inc.
     assets ...........................    1,035,000             --      1,035,000
  Warrants issued with convertible
     debt .............................      422,011             --        422,011
  Issuance of common stock in
     connection with technology
     license acquisition ..............      372,000             --        375,000
  Issuance of common stock upon
     exercise of stock options ........      370,930             --        372,120
  Preferred stock dividends ...........      672,179     (3,024,905)    (2,352,726)
  Other ...............................           --             --             --
 Net loss .............................           --     (4,400,023)    (4,400,023)
                                        ------------   ------------   ------------
Balance at December 31, 1999 .......... $ 61,387,968   $(91,075,495)  $  3,945,501
                                        ============   ============   ============

                                  AXCESS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                1999              1998
                                                                           ------------      ------------
Cash flows from operating activities:
    Loss from continuing operations ..................................     $ (6,108,568)     $ (9,210,228)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation and amortization ................................          957,565           781,243
        Amortization of financing discount and issuance costs ........          158,302           188,486
        (Gain) loss on sale of assets ................................       (2,027,983)               --
        Non-cash compensation ........................................               --            50,000
        Changes in operating assets and liabilities:
          Accounts receivables .......................................         (302,192)          (30,987)
          Inventory ..................................................         (176,782)         (256,216)
          Prepaid expenses and other .................................         (158,984)           (5,853)
          Other assets ...............................................           10,061           101,737
          Accounts payable ...........................................         (377,938)         (978,478)
          Other liabilities ..........................................         (666,359)        1,787,916
                                                                           ------------      ------------
             Net cash used by operating activities ...................       (8,692,878)       (7,572,380)
Cash flow from investing activities:

    Technology purchase ..............................................               --          (404,249)
    Capital expenditures .............................................         (197,954)          (46,450)
    Proceeds from sale of assets .....................................          902,527                --
    Principal payments on note receivable ............................           98,249                --
                                                                           ------------      ------------
             Net cash provided (used) by investing activities ........          802,822          (450,699)
Cash flow from financing activities:
    Borrowings under financing agreements ............................        6,079,139         1,611,685
    Principal payments on financing agreements .......................       (1,188,182)       (3,591,631)
    Net proceeds from issuance of common and preferred stock .........          372,120        12,245,542
                                                                           ------------      ------------
             Net cash provided by financing activities ...............        5,263,077        10,265,596
             Net cash provided (used) by discontinued operations .....        1,121,000        (1,769,429)
                                                                           ------------      ------------
             Net increase (decrease) in cash and cash equivalents ....       (1,505,979)          473,088
Cash and cash equivalents, beginning of period .......................        1,575,429         1,102,341
                                                                           ------------      ------------
Cash and cash equivalents, end of period .............................     $     69,450      $  1,575,429
                                                                           ============      ============
Supplemental information:
    Cash paid during the year for interest ...........................     $     78,677      $    112,446
                                                                           ============      ============

                                  AXCESS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business

     AXCESS Inc. (the Company) provides computer network-based solutions for improving the utilization of corporate assets to improve operations productivity, physical security, asset management, manufacturing logistics and enterprise resource planning (commonly referred to as ERP), and financial reporting. The Company's products include hands-free, long range RFID (radio frequency identification) technology used to track and monitor people, assets, inventory and vehicles as well as patented digital video compression technology for enterprise multi-media transmission and digital recording. The Company's products incorporate patented wireless, automatic identification and multi-media technologies.

     The future results of operations and financial condition of the Company will be impacted by the following factors, among others: technological change, dependence on identifying, developing and marketing product enhancements and new products, dependence on third party manufactures, vendors, suppliers and contractors, dependence on key personnel, intellectual property rights, and product liability.

   Company Organization and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments and Antiope Partners ("Amphion Group"). As a result the Amphion Group owns approximately 15% of the Company's voting common stock currently outstanding and approximately 64% of the Company's voting common stock on a diluted basis, assuming the exercise of warrants and options and the conversion of preferred stock and convertible debt. See Notes 9, 10 and 11.

   Use of Estimates

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

                                  AXCESS INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Inventory

     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at December 31:

                                                      1999             1998
                                                  ------------     ------------
Raw materials ...............................     $    585,608     $     98,010
Work-in-process .............................          113,447          137,124
Finished goods ..............................          146,345           21,082
                                                  ------------     ------------
                                                  $    845,400     $    256,216
                                                  ============     ============

   Fair Value of Financial Instruments

     The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

     The carrying value of the company's note receivable from stockholder approximates fair value as it bears interest at rates approximating current market rates.

     The outstanding borrowings under the Company's long-term notes payable bear interest at current market rates, and therefore, the carrying amount of debt approximates estimated fair value at December 31, 1999 and 1998.

   Revenue Recognition

     The Company recognizes revenue on sales of its products when the products are shipped from the Company. Company policy does not allow customers to return products for credit. The Company currently provides a one year warranty on all products and maintains a warranty reserve.

   Depreciation and Amortization

     Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets.

   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairments have been recorded by the Company as a result of such reviews. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the

                                  AXCESS INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   Stock Compensation Plans

     The Company accounts for stock based awards to employees under Accounting Principles Board Opinion No. 25 ("APB No. 25") "Accounting for Stock Issued to Employees". Generally, under APB No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price at the date of the grant.

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

   Net Loss Per Common Share

     Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the conversion of convertible preferred stock and the exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be antidilutive. Conversion of convertible preferred stock, convertible debt and the exercise of options and warrants would result in 15,617,476 common shares outstanding at December 31, 1999.

   Segment Reporting

     The Company operates in one industry segment selling two primary product lines, digital video and RFID. Digital video product sales were $817,421 in 1999. RFID product sales were $429,459 and $43,146 for 1999 and 1998 respectively. The Company began producing and selling digital video products in July 1999.

   Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for gains and losses from changes in fair value of a derivative depends on the intended use of the derivative and its resulting classification as one of three designated types of hedges or as a non-hedging instrument. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption

                                  AXCESS INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of this statement is not expected to have a material impact on the Company's financial statements and related disclosures.

2. OPERATIONS, LIQUIDITY AND GOING CONCERN

     The Company's operations in 1999 and 1998 generated operating losses of $6,108,568 and $9,210,228 respectively. Although the Company raised gross proceeds of approximately $6 million and $15 million during 1999 and 1998, through equity and debt financing transactions, the Company's operations, capital expenditures and debt service requirements have utilized substantially all of such proceeds through March 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's business plan for 2000 is predicated principally upon the successful marketing of its RFID products and the video security and stage products acquired from Prism Video, Inc. in June 1999. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2000. However on March 29, 2000 the Company has agreed to the terms of a private equity placement it believes will provide adequate working capital for 2000. Under terms of the agreement, the Company will sell $5,000,000 of convertible preferred stock to an affiliate of the Amphion Group. The Company will issue 500 shares of Series 2000 Preferred Stock with a stated value of $10,000 per share which is convertible to non-voting common stock based at a conversion price of $3.50 per non-voting common share.

3. ACQUISITIONS

     Purchased technologies, net consists of the following at December 31:


                                                      1999              1998
                                                  ------------      ------------
RFID technology                                   $  1,714,449      $  1,714,449
Video technology                                     5,079,483                --
                                                  ------------      ------------
                                                     6,793,932         1,714,449
Accumulated amortization                              (750,790)               --
                                                  ------------      ------------
Purchased technologies, net                       $  6,043,142      $  1,714,449
                                                  ============      ============


   Prism Video Assets

     On July 28, 1999, the Company acquired substantially all of the assets, including the network video technology, of Prism Video, Inc. ("Prism"), a privately held corporation engaged in the design, manufacture and marketing of video security technology and video storage products.

                                  AXCESS INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999



3. ACQUISITIONS (CONTINUED)

     The purchase price, which is subject to adjustment in accordance with the terms of the purchase agreement, consisted of:

Non-interest bearing note payable, due December 31, 2002
  discounted at 10% ..................................................     $  3,100,725
125 shares of Series 1999 Voting Preferred Stock, $10,000 per share stated value, convertible into 500,000 shares of common
  stock at a conversion price of $2.50 per share .....................        1,250,000
arrant to purchase 500,000 shares of common stock at $2.50 per
  share ..............................................................        1,035,000
Assumption of accounts payable .......................................          358,887
                                                                           ------------
                                                                           $  5,744,612
                                                                           ============


     The note payable has a face amount of $4,000,000 and is secured by the Company's $3,902,375 note receivable from Amphion Ventures, L.P. ("Amphion Ventures"). In addition the shares of common stock which Prism may acquire upon conversion of preferred stock or by exercise of the warrant are subject to a three-year lockup from the date of the closing, which may be reduced to two years upon the occurrence of certain events. The warrant is exercisable on or before July 28, 2004. Prism has agreed not to convert the preferred stock or exercise the warrant until the Company obtains stockholder approval to issue the common stock. The Company intends to submit this proposal at its 2000 annual meeting of stockholders.

     The purchase price has been allocated to the assets and liabilities acquired based on preliminary estimates of fair value as follows:

Accounts receivable .........................     $    138,443

Inventory ...................................          412,402

Purchased technology ........................        5,079,483

Other assets, net ...........................          114,284
                                                  ------------
Total purchase price ........................     $  5,744,612
                                                  ============


     The purchased technology consists of proprietary digital video compression technology used in security video and closed circuit television (CCTV) products as well as the related U.S. and international patent rights. The purchased technology is being amortized over an average life of five years.

     The following unaudited pro forma information presents the Company's results of operations as if the acquisition of the Prism assets had occurred as of January 1, 1998. The pro forma information has been prepared by combining the results of operations of the Company and Prism for the years ended December 31, 1999 and 1998, adjusted for the additional amortization of the purchase technology. This pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of that date, or of results of operations that may occur in the future.

                                  AXCESS INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999


3. ACQUISITIONS (CONTINUED)

                                                      YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
                                                           (Unaudited)
Revenue .....................................     $  1,793,347      $  1,177,492
Net loss ....................................     $ (8,916,785)     $(15,364,706)
Basic and diluted net loss per common
  share .....................................     $      (2.83)     $      (5.73)


     RFID Technology

     In September 1998, the Company consummated the acquisition of the RFID based (Radio Frequency Identification) intellectual property assets of ASGI, Inc., and Nauta, Inc. (collectively, the "Sellers"). The intellectual property assets acquired included a patent, trade secret rights, software, hardware, product designs and all other technical information necessary for the Company to manufacture and market radio frequency identification products in the areas of access control and asset management. At closing, the Company made a cash payment of $415,000, signed a one-year promissory note for $685,000, interest at the prime rate, and delivered 400,000 shares of its common stock. The note was paid in full in 1999. Up to an aggregate of an additional $6,000,000 is payable by the Company to the Sellers only if certain net operating profit targets are realized during each of the next five years. Such amounts will be treated as additional cost of the RFID technology, if and when paid, and amortized over the remaining economic life of the technology. At December 31, 1999 no additional consideration was due to the Sellers.

4. DISCONTINUED OPERATIONS

     On October 21, 1998 the Company's Board of Directors approved a plan to exit the Company's existing imaging business as part of the strategy to redeploy and refocus the Company's resources on its core RFID asset, vehicle and personnel tracking business. The sale of the assets of the imaging business was completed on December 15, 1998. The Company received a sales price of $500,000 and recorded a loss of $1,095,920 on the disposal in 1998.

     On April 30, 1999, the Company completed the sale of its Lasertechnics Marketing Corporation ("LMC") subsidiary to companies included in the Amphion Group. The Company's rights and interests in DataGlyph(TM) and certain technology under development with XL Vision, Inc. were also included in the sale. The Company received $0.5 million in cash, $2.0 million in debt cancellation, a $4.0 million note receivable due March 2002 (or 2004 under certain conditions), a $0.5 million demand note receivable and a warrant to purchase equity in the Amphion Group controlled enterprise to which these business and assets were transferred with an exercise price of $2.50 per share, representing approximately 8% of that enterprise. If LMC is subsequently sold prior to April 2001 by the Amphion Group controlled enterprise, the Company has the option to exchange its warrant for 20% of the excess profits (as defined in the acquisition agreements) from any such sale. The Company realized a gain of $3,900,734 from the disposition of LMC and the technology assets in the quarter ended June 30, 1999. Of the gain, $1,856,625 resulted from the sale of LMC and was reported as a gain from discontinued operations. The remainder of the gain, $2,044,109, was attributable to the sale of the technology assets and was included in continuing operations. The

                                  AXCESS INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999


4. DISCONTINUED OPERATIONS (CONTINUED)

results of the imaging business and LMC are presented as discontinued operations in the accompanying statements of operations for the years ended December 31, 1999 and 1998 and are comprised of the following:

                                                       1999             1998
                                                  ------------     ------------
Sales .......................................     $         --     $  8,509,940
Costs and expenses ..........................               --       13,662,848
                                                  ------------     ------------
Loss from operations ........................               --       (5,152,908)
Gain on disposal ............................        1,856,625       (1,095,920)
                                                  ------------     ------------
Gain (loss) from discontinued operation .....     $  1,856,625     $ (6,248,828)
                                                  ============     ============

   A claim has been made by the Amphion Group controlled enterprize regarding representations and warranties contained in the purchase and sale agreement. The Company is vigorously contesting this matter and believes that their ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The purchaser's ability to assert additional claims for indemnification expired on December 31, 1999.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

   Prepaid expenses and other consists of the following at December 31:


                                                      1999             1998
                                                  ------------     ------------
Prepaid insurance ...........................     $     66,325     $     91,500
Prepaid interest ............................          316,508               --
Prepaid other ...............................          151,850           68,587
Interest receivable .........................          160,651               --
                                                  ------------     ------------
                                                  $    695,334     $    160,087
                                                  ============     ============

   Prepaid interest results from the warrants issued in connection with the 10% convertible note payable to the Amphion Group. See Note 9. Interest receivable results from the note receivable from the Amphion Group. See Note 4.

                                  AXCESS INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999


6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at December 31:

                                                                                         AMORTIZATION/
                                                                                         DEPRECIATION
                                                      1999              1998                PERIOD
                                                  ------------      ------------         -------------
Leasehold improvements ......................     $     64,189      $     55,752           Lease term
Machinery and equipment .....................        1,151,651         1,060,255          5 to 8 years
Furniture and fixtures ......................           99,362            70,461            5 years
                                                  ------------      ------------
                                                     1,315,202         1,186,648
Accumulated depreciation and
  amortization...............................         (770,761)         (612,149)
                                                  ------------      ------------

Property, plant and
  equipment, net ............................     $    544,441      $    574,499
                                                  ============      ============



7. ACCRUED LIABILITIES


     Accrued liabilities consist of the following at December 31:

                                                                1999             1998
                                                            ------------     ------------
Accrued payroll and payroll taxes .....................      $        --    $     152,257
Accrued vacation ......................................          151,005           82,407
Accrued interest ......................................          224,911           36,303
Accrued legal, litigation settlements and other .......          857,734        1,714,035
                                                            ------------     ------------
                                                            $  1,233,650     $  1,985,002
                                                            ============     ============

8. LEASE OBLIGATIONS

     The Company leases its office space and certain equipment under operating leases. The rental expense recorded for operating leases was $235,668 and $162,431 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, future minimum lease payments on operating leases were as follows:

                YEARS ENDING DECEMBER 31,
           ----------------------------------
           2000..............................        $ 227,954
           2001..............................           16,220
           2002..............................            5,407
                                                     ---------
                                                     $ 249,581
                                                     =========

                                  AXCESS INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999



9. NOTES PAYABLES

     Note payables consist of the following at December 31, 1999:

                                                                     1999             1998
                                                                 ------------     ------------
Due to stockholders:
   Amphion Convertible Note ................................     $  2,662,972     $         --
   Non interest bearing note, due December 31, 2002,
     discounted at 10% .....................................        3,259,027               --
   Note Purchase Agreement .................................          400,000        1,966,900
   Amphion Note Payable ....................................          580,000        1,470,000
                                                                 ------------     ------------
                                                                    6,901,999        3,436,900
   Less current maturities .................................          980,000        1,966,900
                                                                 ------------     ------------
   Non-current notes payable to stockholders ...............     $  5,921,999     $  1,470,000
                                                                 ============     ============

Other notes payable:
   8% promissory note due January 15, 2000 .................               --          535,205
   Other ...................................................           22,309           90,882
                                                                 ------------     ------------
                                                                       22,309          626,087
   Less current maturities .................................           22,309           90,882
                                                                 ------------     ------------
   Other non-current notes payable .........................     $         --     $    535,205
                                                                 ============     ============

     At December 31, 1997, the Company owed a $2,100,000 note payable to Xerox Corporation ("Xerox") in connection with a license agreement for certain technology. In the first quarter of 1998, the Company agreed to pay Xerox $1.47 million in license fees for certain technology and issued Xerox 120,000 shares of the Company's common stock. Xerox agreed not to sell any of these shares before December 1999, at which time their shares may be subject to certain limitations. The difference between the original note and the sum of cash and stock ultimately issued to Xerox was $292,458, which was applied as a reduction of the deferred license fee. The Company funded the payment to Xerox from proceeds received from Amphion Ventures under the terms of a two-year loan (the "Amphion Note Payable") with interest at the rate of 10% per annum. Amphion Ventures received, as a loan origination fee, (i) 15,120 shares of restricted common stock and (ii) 3-year warrants to purchase 14,700 shares of common stock with an exercise price of $5.00 per share The license fee of $2,100,000 was recorded as a deferred license fee and was being amortized over the three year term of the license agreement. Accordingly, the Company has reflected the unamortized balance of $532,881 at December 31, 1998 as a noncurrent asset. The Company's rights and interests in the technology were included in the sale of LMC and certain assets to Amphion Ventures in March 1999.

     At December 31, 1997, borrowings of $3,000,000 were outstanding under the terms of a bridge loan financing provided to the Company by Antiope Partners and
J. P. Morgan Investment Corporation ("JPMIC") pursuant to a note purchase agreement dated June 25, 1997 (the "Note Purchase Agreement"). The Note Purchase Agreement provided the Company with additional bridge financing up to a total of $3,000,000 to be funded 60% by Antiope Partners and 40% by JPMIC. The Note Purchase Agreement provided for an interest rate of 10% per annum for advances by Antiope Partners and 6.64% per annum for advances by JPMIC.

     In December 1997, JPMIC, Antiope Partners and Amphion Ventures, extended the maturity of the Note

                                  AXCESS INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999



9. NOTES PAYABLE (CONTINUED)


Purchase Agreement from December 31, 1997 to December 31, 1998 in exchange for 5,647 restricted shares of the Company's common stock and warrants to purchase 30,000 shares of common stock at an exercise price of $5.00. The Company recorded a debt discount of $88,412 representing the estimated fair value of the warrants and restricted stock provided under this arrangement. The debt discount was accreted to interest expense through the extended maturity date of December 31, 1998.

     In December 1998, the Amphion Group and JPMIC elected to convert one-half of the outstanding indebtedness of the Company under the Note Purchase Agreement, including all accrued, but unpaid interest thereon through December 31, 1998, into shares of the Company's Series I Preferred Stock or Series J Preferred Stock. In addition, the Amphion Group elected to convert $100,000 of the accrued, but unpaid interest under the Amphion Note Payable into shares of Series I Preferred Stock and Series J Preferred Stock.

     As a result of the conversions described above, the Company issued: (a) 35 shares of Series J Preferred Stock to the Amphion Group for its conversion of indebtedness of the Company in the aggregate amount of $350,000 ($200,000 under the terms of the Note Purchase Agreement plus $50,000 of accrued, but unpaid interest thereon, and $100,000 of accrued, but unpaid interest on the Amphion Note Payable); (b) 118 shares of Series J Preferred Stock to Antiope Partners for its conversion of indebtedness of the Company in the aggregate amount of $1,180,000 ($910,000 under the terms of the Note Purchase Agreement plus $270,000 of accrued, but unpaid interest thereon); and (c) 50 shares of Series I Preferred Stock to JPMIC for its conversion of indebtedness of the Company in the aggregate amount of $500,000 ($400,000 under the terms of the Note Purchase Agreement plus $100,000 of accrued, but unpaid interest thereon).

     Also in December 1998, Amphion Ventures, Antiope Partners and JPMIC agreed with the Company to extend the maturity date of the balance remaining under the Note Purchase Agreement for a period of one year. The $400,000 note payable to JPMIC is in default at December 31, 1999. The Company is currently in negotiations with JPMIC to pay this note in cash or securities of the Company prior to April 15, 2000. The default on this obligation does not impact the terms of the Company's other obligations.


     On September 30, 1999, the Company signed a 10% convertible note maturing September 30, 2002 ("Amphion Convertible Note"), under which the Company can borrow up to $6,000,000 from Amphion Ventures. Amphion Ventures may convert all or any portion of the indebtedness into Series 1999 Non-Voting Preferred Stock of the Company. Initial borrowings totaling $3,787,275 were used to refinance a portion of the outstanding borrowings and accrued interest under the Note Purchase Agreement and the Amphion Note Payable. In consideration for the financing arrangement, the Company issued a warrant to acquire 180,362 shares of the Company's non-voting common stock at a exercise price of $2.10 per share. The Company may be required to issue additional warrants covering up to an aggregate of 533,923 shares of non-voting common stock based on the outstanding balance of the convertible notes on each of the first two anniversary dates. The outstanding warrant was valued at $422,011 and recorded as prepaid interest which the Company is amortizing over 12 months. On December 31, 1999 the Amphion Group elected to convert $3,323,423 of borrowings into 332 shares of Series 2000 Non-Voting Preferred Stock. See Note 10. No additional borrowings are available to the Company under the Amphion Convertible Note at December 31, 1999.

                                  AXCESS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999


10. PREFERRED STOCK

     The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in eight series were outstanding during 1999 and 1998. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below:


                                 Series A           Series B         Series C       Series G
                                 ---------          ---------        ---------      --------
Number of shares authorized....  1,500,000          1,500,000        1,500,000         2,500

Stated value................... $   26.00          $    28.40       $    30.20     $  10,000

Number of shares issued and
  outstanding:

     December 31, 1997.........    57,692             52,817           35,427            790

     December 31, 1998.........    57,692             52,817           35,427             -

     December 31, 1999.........    57,692             52,817           35,427             -

Conversion ratio (or
  conversion price) of
  preferred shares into
  common.......................  1 to 1 into        1 to 1 into       1 to 1 into    $.50 into
                                   voting             voting            voting         voting
                                   common             common            common         common
                                   stock              stock             stock          stock

Liquidation preference.........  Stated value       Stated value      Stated value    Stated value
                                 plus accrued       plus accrued      plus accrued    plus accrued
                                  dividends          dividends         dividends       dividends

Dividend rights................    10% per            10% per           10% per          8% per
                                    annum,             annum,            annum,          annum,
                                  cumulative         cumulative        cumulative      cumulative



                                                                         Series        Series
                                 Series I           Series J               1999          2000
                                 --------           --------             -------        ------
Number of shares authorized...      2,500              2,500               2,500          2,500

Stated value..................   $ 10,000           $ 10,000            $ 10,000       $ 10,000

Number of shares issued and
  outstanding:

     December 31, 1997........          -                  -                   -              -

     December 31, 1998........        623              1,688                   -              -

     December 31, 1999........        635              1,857                 129            332

Conversion ratio (or
  conversion price) of
  preferred shares into
  common......................   $4.00 into         $4.00 into         $2.50 into       $3.50 into
                                   voting           non-voting           voting          non-voting
                                   common             common             common           common
                                   stock              stock              stock            stock

Liquidation preference........   Stated value       Stated value       Stated value     Stated value
                                 plus accrued       plus accrued       plus accrued     plus accrued
                                   dividends          dividends          dividends        dividends

Dividend rights...............     8% per             8% per             8% per           8% per
                                   annum,             annum,             annum,           annum,
                                 cumulative         cumulative         cumulative       cumulative


     Series 1999 Non-Voting Preferred Stock was authorized in 1999 in connection with the Amphion Convertible Debt. At December 31, 1999 no shares had been issued.

     All series of preferred stock rank senior in right of payment to the Company's common stock and on a party with all series of preferred stock as to dividends or upon a liquidation or dissolution of the Company.

   Series A, B and C Convertible Preferred Stock

     Each share of Series A, B, and C Convertible Preferred Stock is convertible at the option of the holders into voting common stock on a share-for-share basis and entitled to vote as if converted into voting common stock. The Company may redeem the Series A, B and C Convertible Preferred Stock at any time at stated value plus accrued dividends.

     Dividends are payable quarterly in cash or additional shares of preferred stock at the option of the holders. There were no dividends in arrears on the Series A, B, and C Convertible Preferred Stock at December 31, 1999 and 1998. Dividends payable of $8,448 and $481,339 were accrued at December 31, 1999 and 1998, respectively.

                                  AXCESS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999



10. PREFERRED STOCK (CONTINUED)

   Series G, H, I and J Convertible Preferred Stock

     During 1998, Amphion Ventures purchased 205 shares and 792 shares of the Company's Series G Convertible Preferred Stock ("Series G Preferred Stock") and Series H Convertible Preferred Stock ("Series H Preferred Stock"), respectively, for a total purchase price of $9,970,000. In October 1998, the Company obtained a formal commitment from Amphion Ventures to purchase up to an additional $2.3 million of shares of either the Company's Series G Preferred Stock, Series H Preferred Stock, Series I Convertible Preferred Stock ("Series I Preferred Stock") or Series J Convertible Preferred Stock ("Series J Preferred Stock"), raising their commitment to a total of $6.3 million, to fund the Company's operations (the "1998 Amphion Commitment"). In connection with this commitment, Amphion Ventures received common stock warrants to purchase 264,998 shares of the Company's common stock at an exercise price of $2.50 per share.

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

     The 1998 Amphion Commitment triggered the reset right held by the holders of the Series G Preferred Stock and the Series H Preferred Stock. As a result, all of the holders of the Series G Preferred Stock and the Series H Preferred Stock elected to exercise their rights to exchange all shares of Series G Preferred Stock held by such holders for shares of Series I Preferred Stock, as well as all shares of Series H Preferred Stock held by such holders for shares of Series J Preferred Stock.

     In connection with its exercise of the Reset Right, Amphion Ventures exchanged all 405 shares of Series G Preferred Stock held by it for 405 shares of Series I Preferred Stock and all 792 shares of Series H Preferred Stock held by it for 792 shares of Series J Preferred Stock. Also, Antiope Partners converted all 50 shares of Series G Preferred Stock held by it for 50 shares of Series I Preferred Stock and the other holder converted all 40 shares of Series G Preferred Stock held by it for 40 shares of Series I Preferred Stock. The Series I Preferred Stock and Series J Preferred Stock also contain a similar reset provision such that if at any time prior to December 31, 1999, the Company were to complete an equity financing with third parties raising at least $1,000,000 in new equity, the initial holders would have the non-assignable right (the "Series I and J Reset Right"), but not the obligation to exchange all or a portion of their shares of Series I Preferred Stock or Series J Preferred Stock for shares of a new series of preferred stock with substantially the same terms and conditions offered to the participants in the new equity financing. Further, if the Company failed to complete such an equity financing prior to December 31, 1999, the conversion price of the Series I Preferred Stock and Series J Preferred Stock would automatically be reset to not less than the greater of $1.00 or one-half of the average closing bid price of the Company's common stock on the NASDAQ SmallCap Market during the last twenty (20) consecutive trading days of 1999. Because the Company successfully raised over $1,000,000 in equity prior to such date, the Series I and J conversion price reset clause was voided.

     Under the terms of the Amphion Commitment, 213 shares of Series J Convertible Preferred Stock were purchased during the three month period ended December 31, 1998, for an aggregate purchase price of $2,130,000. In addition, the Company issued 98 shares of Series J Preferred Stock to Amphion Ventures on December 31, 1998, for a total purchase price of $980,000 and 5 shares of Series J Preferred Stock to Antiope Partners for a total

                                  AXCESS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999



10. PREFERRED STOCK (CONTINUED)

purchase price of $50,000.

     Each Share of Series I Preferred Stock and Series J Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of voting or non-voting common stock of the Company, respectively, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $4.00 per share. The Series I Preferred Stock and the Series J Preferred Stock are both subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the stated value, plus any accrued, but unpaid dividends thereon. The Company's optional right of redemption is subject to each Series I Preferred Stock or Series J Preferred Stock holder's right to convert such Series I Preferred Stock or Series J Preferred Stock into voting or non-voting common stock, as the case may be, within ten business days after the Company's notice of redemption.

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

     The dividends on the Series I Preferred Stock and the Series J Preferred Stock are payable semi-annually in cash or additional shares of preferred stock at the Company's option. During 1999 the Company offset accrued dividends payable to the Amphion Group against a $1,030,624 note receivable from the Amphion Group. The Company issued 185 shares of preferred stock in 1999 and 108 shares of preferred stock in 1998 as payment for accrued dividends. Accrued dividends payable totaled $8,448 at December 31, 1999.

     On December 31, 1999, the Company issued 109 and 4 shares of Series J and Series 1999 Preferred Stock, respectively, to its preferred stockholders for payment of accrued dividends on the Series A, B, C, I, J and 1999 Preferred Stock. As the shares of Series J and 1999 Preferred Stock granted were convertible into shares of common stock at a price less than the fair market value of the common stock at December 31, 1999, the Company recorded additional preferred stock dividends of $672,179.

     Series 1999 and 2000 Preferred Stock

     In connection with the purchase of the Prism video assets, the Company issued 125 shares of Series 1999 Preferred Stock ("Series 1999 Preferred Stock"). Dividends are payable semi-annually in cash or in additional shares of Series 1999 Preferred Stock at the option of the Company.

     The shares of common stock which Prism may acquire upon conversion of the Series 1999 Preferred Stock are subject to a three-year lockup from the date of the closing, which may be reduced to two years upon the occurrence of certain events. Prism agreed not to convert the Series 1999 Preferred Stock until the Company obtains stockholder approval to issue the common stock.

     As described in Note 9, the Company borrowed a total of $5,986,395 from Amphion under the terms of the Amphion Convertible Note. In December 1999, Amphion elected to convert $3,323,423 of the outstanding indebtedness of the Company under the Amphion Convertible Note into shares of Series 2000 Non-Voting Preferred Stock.

                                  AXCESS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999



10. PREFERRED STOCK (CONTINUED)

As a result of this debt conversion, the Company issued 332 shares of Series 2000 Preferred Stock to Amphion.

     The dividends on the Series 1999 Preferred Stock and the Series 2000 Preferred Stock are payable semi-annually in cash or in additional shares of Series 1999 Preferred Stock or the Series 2000 Preferred Stock, as the case may be, at the Company's option.

     The Series 1999 Preferred Stock and the Series 2000 Preferred Stock are both subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the stated value, plus any accrued, but unpaid dividends thereon. The Company's optional right of redemption is subject to each Series 1999 Preferred Stock or Series 2000 Preferred Stock holder's right to convert such Series 1999 Preferred Stock or Series 2000 Preferred Stock, as the case may be, into voting or non-voting common stock, as the case may be, within ten business days after the Company's notice of redemption.

     Prism Video and the Amphion Group agreed not to convert the Series 1999 Preferred Stock and the Series 2000 Non-Voting Preferred Stock, respectively, until the Company obtains stockholder approval to issue the common stock.

     The Series 1999 Preferred Stock and the Series 2000 Non-Voting Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company's voting or non-voting common stock, as the case may be, if (a) the closing bid price of the Company's common stock on the NASDAQ SmallCap Market is at least $7.50 per share for a period of at least twenty (20) consecutive trading days and (b) the trading volume of the common stock on the NASDAQ SmallCap Market is at least 50,000 shares per day as measured by NASDAQ during each of such twenty (20) consecutive trading days.

11. STOCK OPTIONS AND WARRANTS

     The Company has two stock-based compensation plans.

     Under the Company's Stock Option Plan, the Company may grant up to 900,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options granted vest over a four-year period. The Company has issued stock options to various members of the Board of Directors and officers of the Company under this plan. (The exercise price of each option is not less than the average market price of the Company's stock during the thirty trading days immediately prior to the date of grant and the option term is ten years.) Options are generally granted each year and have various vesting requirements. During 1998, 27,698 options outstanding under this plan and a terminated employee stock option plan were canceled and the Company granted new options to purchase 27,698 shares at an exercise price of $3.00. Further, the Company canceled options outstanding under a terminated key employee stock option plan and granted new options primarily with an exercise price of $3.00. During 1999, the Company made grants of 750,000 options as an inducement for the employment of certain officers of the Company, which do not reduce the 900,000 options available for grant under the stock option plan.

     In 1998, the Company adopted a director compensation plan pursuant to which it pays each director who is not employed by the Company and who does not beneficially own more than 5% of the shares of common stock outstanding an annual grant of 5,000 options to acquire common stock of the Company at an exercise price equal to the fair market value per share of the common stock at the time the option is granted (the "Annual Grant"). The Annual Grant customarily occurs on the date of the Company's annual meeting. The director compensation plan also provided for an one-time initial grant of 15,000 to each director of the Company as of July 21, 1998, the date the director compensation plan was approved by the Company's stockholders (the "Initial Grant"). The Company has authorized 150,000 shares for issuance under this plan. In 1998, the Company issued a total of 87,500 options pursuant to the terms of the director compensation plan. The Company issued 60,000 options at an exercise price of $4.00 for the Initial Grant, 20,000 options at an exercise price of $3.00 for the Annual Grant and 7,500 options at an exercise price of $4.00 to the one new director in 1998.

                                  AXCESS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999



11. STOCK OPTIONS AND WARRANTS (CONTINUED)

     Stock option transactions for the years ended December 31, 1999 and 1998 are summarized below:


                                                               1999                              1998
                                                  ------------------------------     ------------------------------
                                                                      WEIGHTED                          WEIGHTED
                                                                      AVERAGE                           AVERAGE
                                                                      EXERCISE                          EXERCISE
                                                     OPTIONS           PRICE           OPTIONS           PRICE
                                                  ------------      ------------     ------------      ------------
Options outstanding at
  beginning of year .........................          684,891      $       3.00           27,698      $      25.80
Options granted .............................        1,034,500              2.60          743,241              3.00
Options exercised ...........................         (119,040)             3.13               --                --
Options forfeited ...........................         (366,224)             2.97          (58,350)             3.00
Options canceled ............................          (18,000)             3.00          (27,698)            25.80
                                                  ------------                       ------------

Options outstanding at
  end of year ...............................        1,216,127              2.66          684,891              3.00
                                                  ============                       ============

Options exercisable at
  end of year ...............................          119,750              3.00          182,556              3.00
                                                  ============                       ============

Options available for
  grant at the end of
  the year ..................................          340,710                            215,109
                                                  ============                       ============


     At December 31, 1999 the Company had 1,216,127 options outstanding with exercise prices from $2.50 to $4.00 with 9.5 years weighted average remaining life and a weighted average exercise price of $2.66. 119,750 shares were exercisable with a $3.00 weighted average exercise price.

     Statement of Financial Accounting Standard No. 123 ("FAS 123")

     FAS 123 requires disclosure of pro forma net earnings and net earnings per common share information computed as if the Company had accounted for its employee stock options under the fair value method set forth in FAS 123. The fair value of the Company's outstanding stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       YEARS ENDED DECEMBER 31,
                                                       1999              1998
                                                  ------------      ------------
Expected option life in years ...............             5.00              5.00
Risk-free interest rate .....................             5.00%             5.00%
Volatility factor ...........................             1.05%             0.99%

     The Company does not have a history of paying cash dividends and none have been assumed in estimating the fair value of its options.

                                  AXCESS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999



11. STOCK OPTIONS AND WARRANTS (CONTINUED)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because, among other things, changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

                                                                        YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                         1999                1998
                                                                   --------------      --------------
Pro forma net loss applicable
   to common stock ...........................................     $   (7,424,928)     $  (17,239,562)
Pro forma basic and diluted
   net loss per share ........................................              (2.36)              (6.43)
Weighted average fair value of options granted during the
   year ......................................................               2.10                3.00

     The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at December 31:

                       1999                                                  1998
---------------------------------------------------    --------------------------------------------------
                     EXERCISE                                              EXERCISE
   WARRANTS            PRICE          EXPIRATION           WARRANTS          PRICE          EXPIRATION
---------------   -------------    ----------------    ----------------  -------------   ----------------
      1,063,391   $2.10 - 10.00     12/00 - 10/05               393,781  $2.10 - 10.00    12/00 - 10/05
        119,866   10.01 - 20.00     08/00 - 12/02               119,866  10.01 - 20.00    08/00 - 12/02
         70,784   20.01 - 56.25     08/00 - 12/01                70,784  20.01 - 56.25    08/00 - 12/01
---------------                                        ----------------
      1,254,041                                                 584,431
===============                                        ================

12. COMMITMENTS AND CONTINGENCIES

     On February 28, 1996, an investor group filed suit against the Company. This lawsuit arose out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 70,000 shares of common stock at $9.90 per share. The option had been granted to the Company's former president and chief executive officer that attempted to transfer his option to an investor group on the last day of the option term in September 1995. On that same day, the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former president and chief executive officer and the Company believed that it was not transferable to third parties. The lawsuit sought monetary damages that the investor group alleged to be not less than $2,800,000. In March 1999, the parties agreed to the principal terms under which the lawsuit would be

                                  AXCESS INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999


12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

settled and dismissed, with prejudice. Under a settlement reached in the third quarter of 1999, the Company paid out $1,000,000 to the investor group with an additional $750,000 payable in 2000.

     The Company is also involved in various other claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

13. INCOME TAXES

Due to the Company's losses, no income tax expense was recorded for the years ended December 31, 1999 and 1998. At December 31, 1999, the Company had a net operating loss carryforward of approximately $18,000,000 for U.S. federal income tax purposes, which will begin expiring in 2000. The tax benefit of the Company's federal net operating loss carryforward (approximately $6,200,000) has been fully offset by a valuation allowance, because the Company cannot currently conclude that it is more likely than not that the benefit will be realized. The valuation allowance increased by approximately $1,200,000 and $5,000,000 during 1999 and 1998, respectively. A change in ownership, as defined for purposes of the Internal Revenue Code, occurred in 1996 and the Company believes that a subsequent ownership change occurred during 1998, each of which limit the annual utilization of the U.S. federal net operating loss carryforward under the applicable Internal Revenue Service regulations.

                               INDEX TO EXHIBITS

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

3.7      --Fifth Amendment to Certificate of Incorporation of the Company dated
         June 25, 1997. Incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (Registration No.
         333-10665).

3.8      --Sixth Amendment to Certificate of Incorporation of the Company dated
         March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 13, 1998.

3.9 --Seventh Amendment to Certificate of Incorporation of the Company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated April 13, 1998.

3.10     --Eighth Amendment to Certificate of Incorporation of the Company dated
         April 9, 1998. Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated April 13, 1998.

3.11     --Ninth Amendment to Certificate of Incorporation of the Company dated
         June 9, 1999.*

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

4.4      -Certificate of Designation of the Company's Series 1999 Preferred
         Stock. Incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-QSB for the period ended June
         30, 1999.

4.5      -Certificate of Designation of the Company's Series 1999 Non-Voting
         Preferred Stock. Incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-QSB for the period ended
         June 30, 1999.

4.6      -Certificate of Designation of the Company's Series 2000 Non-Voting
         Preferred Stock.*

10.1 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1991.

10.2 --Purchase of common stock and Convertible Note Agreement between the Company and J. P. Morgan Investment Corporation, dated July 8, 1994.
         Incorporated herein by reference to Exhibit 10.19 to the Company's
         Annual Report on Form 10-KSB for the year ended December 31, 1994.

10.3     --Note Purchase Agreement dated June 25, 1997, by and among the
         Company, J. P. Morgan Investment Corporation and Wolfensohn Associates
         L.P. Incorporated by reference to Exhibit 10.15 to the Company's
         Quarterly Report on Form 10-QSB for the period ended September 30,
         1997.

10.4     --Amendment to Notes and Note Purchase Agreement dated December 31,
         1998, by and among the Company, Antiope Partners L.L.C. and J. P.
         Morgan Investment Corporation. Incorporated herein by reference to
         Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form
         10-KSB for the year ended December 31, 1997.

10.5 --Series H Preferred Stock Purchase Agreement dated December 29, 1997, by and among the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company's
         Annual Report on Form 10-KSB for the 10.1 year ended December 31, 1997.

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

10.8 --Settlement Agreement dated as of April 21, 1998, by and between the Company and Xerox Corporation. Incorporated herein by reference to
         Exhibit 10.21 to Amendment No. 1 to the Company's Annual Report on Form
         10-KSB for the year ended December 31, 1997.

10.9 --Note Payable Conversion Agreement dated December 31, 1998, by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form
         10-KSB for the year ended December 31, 1998.

10.10 --Note Payable Conversion Agreement dated December 31, 1998, by and between the Company and Antiope Partners L.L.C. Incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form
         10-KSB for the year ended December 31, 1998.

10.11 --Note Payable Conversion Agreement dated December 31, 1998, by and between the Company and J. P. Morgan Investment Corporation.
         Incorporated herein by reference to Exhibit 10.14 to the Company's
         Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.12 --Stock and Asset Purchase Agreement dated March 30, 1999, by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form
         10-KSB for the year ended December 31, 1998.

10.13    --Asset Purchase Agreement dated July 15, 1999, by and between the
         Company and Prism Video, Inc. Incorporated herein by reference to
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated July
         28, 1999.

10.14    --Convertible Note Payable dated September 30, 1999, executed by the
         Company payable to Amphion Ventures L.P. in the stated principal amount of up to $6,000,000. Incorporated herein by reference to Exhibit
         10.12 to the Company's Quarterly Report Form 10-QSB for the period ended September 30, 1999.

10.15 --Form of Dividend Conversion Agreement by and between the Company and Amphion Ventures L.P. and Jackson Hole Management Co. Incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1999.

10.16 --Registration Rights Agreement dated September 30, 1999 by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form
         10-QSB for the period ended September 30, 1999.

10.17 --Letter Agreement dated December 30, 1999, by and between the Company and Amphion Ventures L.P. regarding the Convertible Note Payable dated
         September 30, 1999.*

10.18 --Non-Voting Common Stock Purchase Warrant dated September 30, 1999, to purchase 180,362 shares of the Company's non-voting common stock issued to Amphion Ventures L.P.*

10.19 - Employment Agreement dated July 16, 1999, by and between the Company and Allan Griebenow.*

10.20    --AXCESS Inc. Stock Option Plan. Incorporated herein by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form S-8
         (Registration No. 333-80857).

10.21 --AXCESS Inc. Director Compensation Plan. Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-80843).

10.22    --Stock Purchase Agreement dated March 29, 2000, by and between the
         Company and incuVest, LLC.*

10.23 --AXCESS Inc. Non-Employee Directors' Stock Option Plan. Incorporated herein by reference to Exhibit 4.(a) to the Company's Registration
         Statement on Form S-8 (Registration No. 333-98160).

16.1 --Letter regarding the change in accountant from KPMG LLP. Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 20, 1999.

21.1     --Subsidiaries of the Company.*

23.1     --Consent of Ernst & Young LLP.*

23.2     --Consent of KPMG LLP.*

27.1     --Financial Data Schedule.*

--------------

*Filed herewith