Form 10QSB
period 2000-03-31
AXCESS INC/TX
filed 2000-05-15
CIK 710597

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       COMMISSION FILE NUMBER:  0-11933

                                  AXCESS INC.
       (Exact name of small business issuer as specified in its charter)

     Delaware                                          85-0294536
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                             3208 Commander Drive
                            Carrollton, Texas 75006
                                (972) 407-6080
                   (Address, including telephone number and
                  area code, of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Number of shares of common stock outstanding on May 12, 2000: 3,338,418. Number of shares of non-voting common stock outstanding on May 12, 2000: 112,492.

Transitional Small Business Disclosure Format: Yes [ ] No [x]

                                  AXCESS INC.
                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Balance Sheets at March 31, 2000
              and December 31, 1999.......................................   1

              Statements of Operations for the Three
              Months ended March 31, 2000 and 1999 .......................   2

              Statements of Cash Flows for the Three
              Months ended March 31, 2000 and 1999 .......................   3

              Notes to Financial Statements ..............................   4

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation...................................................   7

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................  10

     Item 2.  Changes in Securities.......................................  10

     Item 3.  Defaults Upon Senior Securities.............................  10

     Item 4.  Submission of Matters to a Vote of Security Holders.........  10

     Item 5.  Other Information...........................................  10

     Item 6.  Exhibits and Reports on Form 8-K............................  10

SIGNATURES................................................................  11

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  AXCESS INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                       March 31,   December 31,
                                ASSETS                   2000         1999
                                                     ------------  ------------

Current assets:
  Cash and cash equivalents                          $  3,384,958  $     69,450
  Accounts receivable - trade                             596,899       459,654
  Inventory                                               867,956       845,400
  Prepaid expenses and other                              603,569       695,334
                                                     ------------  ------------
      Total current assets                              5,453,382     2,069,838

Property, plant and equipment, net                        524,765       544,441
Long-term note receivable - stockholder                 3,902,375     3,902,375
Purchased technologies, net                             5,712,222     6,043,142
                                                     ------------  ------------
      Total assets                                   $ 15,592,744  $ 12,559,796
                                                     ============  ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable:
    Stockholder                                      $    980,000  $    980,000
    Other                                                   3,943        22,309
  Dividends payable                                       708,468         8,448
  Accounts payable                                        507,132       447,889
  Other accrued liabilities                             1,263,101     1,233,650
                                                     ------------  ------------
      Total current liabilities                         3,462,644     2,692,296

Non-current notes payable to Stockholders               5,921,999     5,921,999
                                                     ------------  ------------
      Total liabilities                                 9,384,643     8,614,295

Stockholders' equity:
  Convertible preferred stock, 7,000,000 shares
   authorized; 149,389 shares outstanding in
   2000 and 148,889 in 1999; $38,598,919
   aggregate liquidation preference in 2000
   and $33,598,919 in 1999                             38,598,919    33,598,919
Common stock, $.01 par value, 12,000,000
  shares authorized in 2000 and 1999;
  3,331,168 shares issued and outstanding in
  2000 and 3,298,368 in 1999                               33,312        32,984
Non-voting convertible common stock, $.01
  par value, 2,250,000 shares authorized;
  112,492 shares issued and outstanding in
  2000 and 1999, convertible into common
  stock on a one for one share basis                        1,125         1,125
Additional paid in capital                             61,486,039    61,387,968
Accumulated deficit                                   (93,911,294)  (91,075,495)
                                                     ------------  ------------
      Total stockholders' equity                        6,208,101     3,945,501
                                                     ------------  ------------

      Total liabilities and stockholders' equity     $ 15,592,744  $ 12,559,796
                                                     ============  ============

See accompanying notes to unaudited financial statements.

                                  AXCESS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------

Sales                                                $    710,644  $     40,523
Cost of sales                                             349,013        16,583
                                                     ------------  ------------
      Gross profit                                        361,631        23,940
Expenses:
  Research and development                                629,426       364,770
  General and administrative                              559,276       570,226
  Selling and marketing                                   718,895       698,157
  Depreciation and amortization                           392,930       137,012
                                                     ------------  ------------
      Operating expenses                                2,300,527     1,770,165
                                                     ------------  ------------

      Loss from operations                             (1,938,896)   (1,746,225)
Other income (expense):
  Interest income                                          85,406        12,068
  Interest expense                                       (284,531)      (94,951)
  Other                                                     2,242        (2,054)
                                                     ------------  ------------
      Other income (expense), net                        (196,883)      (84,937)
                                                     ------------  ------------

      Loss from continuing operations                  (2,135,779)   (1,831,162)
                                                     ------------  ------------

 Preferred stock dividend requirements                   (700,020)     (563,946)
                                                     ------------  ------------

      Net loss applicable to common stock            $ (2,835,799) $ (2,395,108)
                                                     ============  ============

Basic and diluted net loss per common share          $      (0.86) $      (0.80)

Weighted average shares of common stock outstanding     3,308,832     2,986,035
                                                     ============  ============


           See accompanying notes to unaudited financial statements.

                                 AXCESS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2000          1999
                                                         ----          ----

Cash flows from operating activities:
  Net Loss                                           $ (2,135,779) $ (1,831,162)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Depreciation and amortization                         392,930       137,012
    Loss on sale of assets                                    -          11,085
    Changes in operating assets and liabilities:
      Accounts receivable                                (137,245)      (20,851)
      Inventory                                           (35,258)     (284,160)
      Prepaid expenses and other                           91,765       (90,383)
      Other assets                                         (8,000)        2,292
      Accounts payable                                     59,243       288,250
      Other                                                42,154       274,660
                                                     ------------  ------------
        Net cash used by operating activities          (1,730,190)   (1,513,257)

Cash flow from investing activities:
  Capital expenditures                                    (34,336)      (93,696)
  Proceeds from sale of assets                                -           4,500
                                                     ------------  ------------
        Net cash used by investing activities             (34,336)      (89,196)

Cash flow from financing activities:
  Borrowings under financing agreements                 2,000,000           -
  Principal payments on financing agreements           (2,018,366)     (172,492)
  Net proceeds from issuance of common and
   preferred stock                                      5,098,400           -
                                                     ------------  ------------
        Net cash provided by (used by)
         financing activities                           5,080,034      (172,492)

        Net cash provided by discontinued operations          -         430,443
                                                     ============  ============

        Net increase (decrease) in cash and
         cash equivalents                               3,315,508    (1,344,502)
Cash and cash equivalents, beginning of period             69,450     1,575,429
                                                     ------------  ------------
Cash and cash equivalents, end of period                3,384,958       230,927
                                                     ============  ============

Supplemental information:
  Cash paid during the period for interest           $      3,044  $     31,652
                                                     ============  ============


           See accompanying notes to unaudited financial statements.

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Summary of Significant Accounting Policies

 (a) Description of Business

     AXCESS Inc. and its subsidiaries (the "Company") provide computer network-based solutions for improving the utilization of corporate assets to improve operations productivity, physical security, asset management, manufacturing logistics and enterprise resource planning (commonly referred to as ERP), and financial reporting. The Company's products include hands-free, long range radio frequency identification (RFID) technology used to track and monitor people, assets, inventory and vehicles, as well as patented digital video compression technology for enterprise multi-media transmission and digital recording. The Company's products incorporate patented technologies in wireless, automatic identification and multi-media.

     The future results of operations and financial condition of the Company will be impacted by the following factors, among others: access to capital, technological change, dependence on identifying, developing and marketing product enhancements and new products, dependence on third party manufactures, vendors, suppliers and contractors, dependence on key personnel, intellectual property rights, and product liability.

 (b) Company Organization and Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report or Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at March 31, 2000, results of operations for the three month periods ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999, have been made. The results of operations for any given three month period are not necessarily indicative of the results of the entire year.

     Subsequent to March 31, 1999, the Company determined that the weighted average shares of its common stock outstanding and net loss per common share was erroneously calculated for the first quarter of 1999. Consequently, the interim financial information for the first quarter of 1999 has been revised from the information contained in the Company's Form 10-QSB for the three months ended March 31, 1999, as previously filed with the Securities and Exchange Commission, to correctly state the weighted average shares of common stock outstanding and net loss per common share.

 (c) Inventory

     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at March 31, 2000 and December 31, 1999:

          --------------------------------------------------
                                March 31,       December 31,
                                  2000              1999
          --------------------------------------------------
          Raw Materials.....    $ 548,458        $ 585,608
          --------------------------------------------------
          Work-in-process...      212,816          113,447
          --------------------------------------------------
          Finished Goods....      106,682          146,345
          --------------------------------------------------
                                $ 867,956        $ 845,400
          --------------------------------------------------

(2)  Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. Estimated legal and litigation costs are reflected in the accompanying financial statements. In the opinion of management of the Company, the ultimate disposition of these matters will not have a material effect on the accompanying condensed financial statements.

(3)  Preferred Stock

     The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in eight series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.


                                                                    Series A      Series B      Series C      Series G
                                                                  ------------  ------------  ------------  ------------
Number of shares authorized.....................................     1,500,000     1,500,000     1,500,000         2,500

Stated value....................................................    $    26.00    $    28.40    $    30.20       $10,000

Number of shares issued and
  outstanding:

     December 31, 1999..........................................        57,692        52,817        35,427             -

     March 31, 2000.............................................        57,692        52,817        35,427             -

Conversion ratio (or
  conversion price) of
  preferred shares into
  common........................................................  1 to 1 into   1 to 1 into   1 to 1 into    $.50 into
                                                                     voting        voting        voting        voting
                                                                     common        common        common        common
                                                                     stock         stock         stock         stock

Liquidation preference..........................................  Stated value  Stated value  Stated value  Stated value plus accrued  plus accrued  plus accrued  plus accrued
                                                                   dividends     dividends     dividends     dividends

Dividend rights.................................................    10% per       10% per       10% per        8% per
                                                                     annum,        annum,        annum,        annum,
                                                                   cumulative    cumulative    cumulative    cumulative

                                                                                                 Series        Series
                                                                    Series I      Series J        1999          2000
                                                                  ------------  ------------  ------------  ------------
Number of shares authorized.....................................         2,500         2,500         2,500         2,500

Stated value....................................................  $     10,000  $     10,000  $     10,000  $     10,000

Number of shares issued and
  outstanding:

     December 31, 1999..........................................           635         1,857           129           332

     March 31, 2000.............................................           635         1,857           129           832

Conversion ratio (or
  conversion price) of
  preferred shares into
  common........................................................   $4.00 into    $4.00 into    $2.50 into    $3.50 into
                                                                     voting      non-voting      voting      non-voting
                                                                     common        common        common        common
                                                                     stock         stock         stock         stock

Liquidation preference..........................................  Stated value  Stated value  Stated value  Stated value plus accrued  plus accrued  plus accrued  plus accrued
                                                                   dividends     dividends     dividends     dividends

Dividend rights.................................................     8% per        8% per        8% per        8% per
                                                                     annum,        annum,        annum,        annum,
                                                                   cumulative    cumulative    cumulative    cumulative


     On March 31, 2000, the Company completed a private equity placement with an affiliate of the Amphion Investors. In connection with that transaction, the Company received $5,000,000 and issued 500 shares of its Series 2000 Preferred Stock.

     Shares of Series 2000 Preferred Stock are convertible into shares of common stock at a price less than the greater of the book or market value of the common stock on March 31, 2000. One of the corporate governance requirements of the NASDAQ Listing Requirements provides that stockholder approval is required of a plan or arrangement to issue common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock, or 20% or more of the voting power, outstanding before the issuance, for less than the greater of book or market value of the common stock. Pursuant to these NASDAQ Listing Requirements, the Company is seeking stockholder approval of the issuance of the Series 2000 Preferred Stock at the Company's 2000 Annual Meeting
of Stockholders.   After the Company obtains such approval, it will record
additional preferred stock dividends of approximately $5,000,000 for this beneficial conversion feature during the three months ended June 30, 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     On March 31, 2000, the Company completed a private equity placement with an affiliate of the Amphion Investors. In connection with that transaction, the Company received $5,000,000 and issued 500 shares of its Series 2000 Preferred Stock.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Sales and Gross Profit. Sales for the three months ended March 31, 2000 were $710,644 and $40,523 for the three months ended March 31, 1999, on which a gross profit of $361,631 and $23,940 was realized, respectively.

     Radio frequency identification (RFID) product sales were $132,428 for the three months ended March 31, 2000 and $40,523 for the three months ended March 31, 1999. Cost of sales were $86,985 for the three months ended March 31, 2000 and $16,583 for the three months ended March 31, 1999. As a result, gross profits from RFID products were $45,443 for the three months ended March 31, 2000 and $23,940 for the three months ended March 31, 1999.

     Digital video product sales were $578,216 for the three months ended March 31, 2000, resulting in gross profits of $316,188. As the Company began producing and selling digital video products in July 1999, there were no sales of digital video products during the three months ended March 31, 1999.

     Operating Expenses. Operating expenses were $2,300,527 for the three months ended March 31, 2000 and $1,770,165 for the three months ended March 31, 1999. This increase was due to an increase in research and development efforts underway on new products. It was also due to an increase in selling and marketing expenses for the Company's digital video and RFID technology.

     Research and development expenses for the three months ended March 31, 2000 of $629,426 were incurred in connection with the development of new digital video and RFID products. For the three months ended March 31, 1999, research and development expenses were $364,770 and were incurred in connection with new product development costs associated with the RFID technology.

     Corporate general and administrative expenses were $559,276 for the three months ended March 31, 2000 and $570,226 for the three months ended March 31, 1999. The decrease is attributable to a reduction in September 1999, of employee headcount by approximately twenty percent to eliminate overlapping duties resulting from the July 1999 acquisition of Prism Video.

     Selling and marketing expenses were $718,895 for the three months ended March 31, 2000 and $698,157 for the three months ended March 31, 1999. The increase was due to the acquisition of the Prism digital video line during July 1999 and increased advertising for both product lines.

     Other expenses, net. Other expenses, net, was $196,883 for the three months ended March 31, 2000, compared to $84,937 for the three months ended March 31, 1999. Interest income was $73,338 higher during the three months ended March 31, 2000, compared to the three months ended March 31, 1999, as a result of the increased balance in notes receivable from a stockholder of the Company. The increase in notes receivable from stockholder occurred as a result of the April 30, 1999 sale of the Company's LMC subsidiary and certain technology assets under development. Interest expense was $189,580 higher in the three months ended March 31, 2000 compared to the three months ended March 31, 1999, reflecting an increase in the outstanding balance of notes payable in 2000.

     Loss from Continuing Operations. Loss from continuing operations was $2,135,779 for the three months ended March 31, 2000, compared to a loss of $1,831,162 for the same period in 1999.

Liquidity and Capital Resources

     Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and, more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital needs.

     At March 31, 2000, the Company was in default on a $400,000 note payable to J.P. Morgan Investment Corporation (JPMIC). The Company is currently in negotiations with JPMIC to pay this note in cash or securities of the Company. The default on this note does not impact the terms, including acceleration of maturities, of the Company's other debt.

     On March 31, 2000 the Company completed a private equity placement with an affiliate of the Amphion Investors. In connection with that transaction, the Company received $5,000,000 and issued 500 shares of Series 2000 Preferred Stock with a $10,000 per share stated value. The Series 2000 Preferred Stock is convertible to non-voting common stock based at a conversion price of $3.50 per non-voting common share.

     The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company's actual funding needs will depend on numerous factors, including actual cash expenditures and revenues generated from its operations compared to its business plan. If the Company's losses continue, the Company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of securities or other financing agreements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

Shares Eligible for Future Sale; Convertible Securities and Warrants

     Future sales of the Company's common stock in the public market by existing stockholders, warrant holders of convertible securities subsequent to the date hereof could adversely affect the market price of common stock. At March 31, 2000 an aggregate of approximately 1,700,000 shares of common stock were outstanding and freely tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act").

     Approximately 8,678,000 shares of common stock have been reserved for issuance upon exercise of outstanding convertible securities and warrants. As of March 31, 2000, there were 57,692; 52,817; 35,427; 635; 1,857; 129; and 832 shares of Series A, B, C, I, J, 1999 convertible preferred, and 2000 convertible preferred stock outstanding respectively. Each share of Series A, B, and C convertible preferred stock is convertible at any time, at the option of the holder, into one share of common stock. The conversion price of the Series I and Series J shares is $4.00 per share. The conversion prices for the Series 1999 and Series 2000 shares is $2.50 and $3.50 per share respectively.

     There are also currently 1,254,041 warrants outstanding to acquire the same number of shares of common stock and $2,662,972 of indebtedness, convertible into 266 shares of Series 1999 Non-Voting Preferred Stock.

     In addition, approximately 1,516,538 shares of common stock have been reserved for issuance to key employees, officers, directors and consultants pursuant to the Company's benefit plans.

Other

     Inflation. Inflation has not had and is not expected to have a material impact on the operations and financial condition of the Company.

     Impact of Year 2000. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties upon whom the Company relies. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward-Looking Statements

     This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.

     These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statement. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" of the Company's 1999 Annual Report on Form 10-KSB.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company does not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     During the first quarter of 2000, the Company issued unregistered securities in connection with the transactions described below. The issuance of preferred stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates.

     In connection with the terms of a private equity placement to provide additional financing to the Company, on March 31, 2000, the Company issued 500 shares of series 2000 convertible preferred stock.

Item 3.  Defaults Upon Senior Securities.

     (a) At March 31, 2000, the Company was in default on a $400,000 note payable to J.P. Morgan Investment Corporation (JPMIC). The Company is currently in negotiations with JPMIC to pay this note in cash or securities of the Company. The default on this note does not impact the terms, including acceleration of maturities, of the Company's other debt.

     (b) The holders of the Company's Series A, B, and C Preferred Stock are entitled to receive quarterly dividends on each such share held by the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional
shares of preferred stock.   These dividends were paid in additional shares of
preferred stock on April 17, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Reports on Form 8-K:

     None.

     (b)  Exhibits:

     Exhibit No.  Description
     -----------  -----------
        10.1 Stock Purchase Agreement dated March 29, 2000, by and between the Company and incuVest, LLC. Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

        27.1      Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AXCESS INC.,
                                    Registrant

                                    /S/ ALLAN GRIEBENOW
                                    --------------------------------------------
                                    Allan Griebenow
                                    Director, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /S/ JAMES R. CRAIG
                                    --------------------------------------------
                                    James R. Craig
                                    Chief Financial Officer and Secretary
                                    (Principal Accounting and Financial Officer)

May 15, 2000

                                 Exhibit Index
                                 -------------

     Exhibit No.  Description
     -----------  -----------

         10.1 Stock Purchase Agreement dated March 29, 2000, by and between the Company and incuVest, LLC. Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         27.1     Financial Data Schedule