Form 10QSB
period 2000-06-30
AXCESS INC/TX
filed 2000-08-14
CIK 710597

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Number of shares of common stock outstanding on August 1, 2000: 3,405,273. Number of shares of non-voting common stock outstanding on August 1, 2000:
112,492.

Transitional Small Business Disclosure Format: Yes [ ] No [x]

                                  AXCESS INC.
                                     INDEX



                                                                                  Page
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:
             Balance Sheets at June 30, 2000 and December 31, 1999..............   1

             Statements of Operations for the Three Months ended June 30,
             2000 and 1999 and for the Six Months ended June 30, 2000 and 1999..   2

             Statements of Cash Flows for the Six months
             ended June 30, 2000 and 1999.......................................   3

             Notes to Financial Statements......................................   4

     Item 2. Management's Discussion and Analysis ..............................   7

 PART II. OTHER INFORMATION

     Item 1. Legal Proceedings..................................................  10

     Item 2. Changes in Securities..............................................  10

     Item 3. Defaults Upon Senior Securities....................................  10

     Item 4. Submission of Matters to a Vote of Security Holders................  10

     Item 5. Other Information..................................................  12

     Item 6. Exhibits and Reports on Form 8-K...................................  12

SIGNATURES......................................................................  12

PART 1. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                  AXCESS INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                   June 30,              December 31,
                                                                     2000                    2000
                       ASSETS                                  --------------           -------------
Current assets:
     Cash and cash equivalents                                 $   1,008,690            $     69,450
     Accounts receivable - trade                                     677,761                 459,654
     Inventory                                                       826,500                 845,400
     Prepaid expenses and other                                      568,970                 695,334
                                                               --------------           -------------
              Total current assets                                 3,081,921               2,069,838

Property, plant and equipment, net                                   523,127                 544,441
Long-term note receivable - stockholder                            3,902,375               3,902,375
Purchased technologies, net                                        5,373,168               6,043,142
                                                               --------------           -------------
              Total assets                                     $  12,880,591            $ 12,559,796
                                                               ==============           =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable:
       Stockholder                                             $     980,000            $    980,000
       Other                                                             -                    22,309
     Dividends payable                                             1,410,698                   8,448
     Accounts payable                                                276,269                 447,889
     Other accrued liabilities                                       690,011               1,233,650
                                                               --------------           -------------
              Total current liabilities                            3,357,248               2,692,296

Non-current notes payable to stockholders                          5,938,383               5,921,999
                                                               --------------           -------------
              Total liabilities                                    9,295,631               8,614,295
                                                               --------------           -------------

Stockholders' equity:
     Convertible preferred stock, 7,000,000 shares authorized;
       153,146 shares outstanding in 2000 and 148,889 in 1999;
       $38,853,219 aggregate liquidation preference in 2000
       and $33,598,919 in 1999                                    38,853,219              33,598,919
     Common stock, $.01 par value, 12,000,000 shares
       authorized in 2000 and 1999; 3,350,768 shares issued
       and outstanding in 2000 and 3,298,368 in 1999                  33,508                  32,984
     Non-voting convertible common stock, $.01 par value,
       2,250,000 shares authorized; 112,492 shares issued
       and outstanding in 2000 and 1999, convertible into
       common stock on a one for one share basis                       1,125                   1,125
Additional paid in capital                                        66,544,643              61,387,968
Accumulated deficit                                             (101,847,535)            (91,075,495)
                                                               --------------           -------------
              Total stockholders' equity                           3,584,960               3,945,501
                                                               --------------           -------------
              Total liabilities and
                stockholders' equity                           $  12,880,591            $ 12,559,796
                                                               ==============           =============

         See accompanying notes to unaudited financial statements.

                                  AXCESS INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                       June 30,
                                                                -------------------------------  -------------------------------
                                                                           2000            1999             2000            1999
                                                                           ----            ----             ----            ----


Sales                                                           $       748,227  $       82,681  $     1,458,871  $      123,204
Cost of sales                                                           439,323          49,167          788,336          65,750
                                                                ---------------  --------------  ---------------  --------------
          Gross Profit                                                  308,904          33,514          670,535          57,454
                                                                ---------------  --------------  ---------------  --------------
Operating Expenses:
     Research and development                                           580,959         308,378        1,210,385         673,148
     General and administrative                                         629,875         790,811        1,189,151       1,361,037
     Selling and marketing                                              674,614         547,553        1,393,509       1,245,710
     Depreciation and amortization                                      394,885         133,175          787,815         270,187
                                                                ---------------  --------------  ---------------  --------------
          Operating expenses                                          2,280,333       1,779,917        4,580,860       3,550,082
                                                                ---------------  --------------  ---------------  --------------
          Loss from operations                                       (1,971,429)     (1,746,403)      (3,910,325)     (3,492,628)
                                                                ---------------  --------------  ---------------  --------------
Other income (expense):
     Interest income                                                    112,281          55,882          197,687          67,950
     Interest expense                                                  (278,921)        (64,410)        (563,452)       (159,361)
     Gain on sale of assets and other                                     8,628       2,042,909           10,870       2,040,855
                                                                ---------------  --------------  ---------------  --------------
          Other income (expense), net                                  (158,012)      2,034,381         (354,895)      1,949,444
                                                                ---------------  --------------  ---------------  --------------
          Income (loss) from continuing operations                   (2,129,441)        287,978       (4,265,220)     (1,543,184)
                                                                ---------------  --------------  ---------------  --------------
Discontinued operations:
     Gain on disposal of discontinued operations                              -       1,856,625                -       1,856,625
                                                                ---------------  --------------  ---------------  --------------
          Gain from discontinued operations                                   -       1,856,625                -       1,856,625
                                                                ---------------  --------------  ---------------  --------------
          Net Profit                                                          -       2,144,603                -         313,441
Preferred stock dividend requirements                                (5,806,800)       (576,548)      (6,506,820)     (1,140,494)
                                                                ---------------  --------------  ---------------  --------------
          Net profit (loss) applicable to common stock          $    (7,936,241) $    1,568,055  $   (10,772,040) $     (827,053)
                                                                ===============  ==============  ===============  ==============
Basic and diluted net income (loss) per common share:
     Continuing operations                                      $         (2.38) $        (0.09) $         (3.24) $        (0.86)
     Discontinued operations                                    $             -  $         0.58  $             -  $         0.60
     Net income (loss)                                          $         (2.38) $         0.49  $         (3.24) $        (0.27)

Weighted average shares of common stock outstanding                   3,339,293       3,179,368        3,324,063       3,115,632
                                                                ===============  ==============  ===============  ==============

           See accompanying notes to unaudited financial statements.

                                  AXCESS INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                     ----------------------------------------
                                                                            2000                    1999
                                                                            ----                    ----
Cash flows from operating activities:
  Net loss from continuing operations                                $    (4,265,220)         $    (1,543,184)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                                           787,815                  270,187
     Gain on sale of assets                                                      -                 (2,033,024)
     Changes in operating assets and liabilities:
        Accounts receivable                                                 (218,107)                 (78,593)
        Inventory                                                            (38,292)                (349,466)
        Prepaid expenses and other                                           126,364                  (26,251)
        Other assets                                                          (8,000)                 (13,377)
        Accounts payable                                                    (171,620)                 171,808
        Accrued liabilities and other                                       (320,064)                  50,601
                                                                     ---------------          ---------------
           Net cash used by operating activities                          (4,107,124)              (3,551,299)
                                                                     ---------------          ---------------

Cash flow from investing activities:
  Capital expenditures                                                       (88,527)                 (93,743)
  Proceeds from sale of assets                                                   -                    391,301
                                                                     ---------------          ---------------
           Net cash provided by (used by) investing activities               (88,527)                 297,558
                                                                     ---------------          ---------------


Cash flow from financing activities:
  Borrowings under financing agreements                                    2,000,000                  468,000
  Principal payments on financing agreements                              (2,022,309)                (203,972)
  Principal payments on notes receivable                                         -                    623,249
  Net proceeds from issuance of common and preferred stock                 5,157,200                      -
                                                                     ---------------          ---------------
           Net cash provided by financing activities                       5,134,891                  887,277
                                                                     ---------------          ---------------


           Net cash provided by discontinued operations                          -                    861,699
                                                                     ---------------          ---------------
           Net increase (decrease) in cash and cash equivalents              939,240               (1,504,765)
Cash and cash equivalents, beginning of period                                69,450                1,575,429
                                                                     ---------------          ---------------
Cash and cash equivalents, end of period                                   1,008,690                   70,664
                                                                     ===============          ===============
Supplemental information:
  Cash paid during the period for interest                           $       191,274          $        33,405
                                                                     ===============          ===============


           See accompanying notes to unaudited financial statements.

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1) Summary of Significant Accounting Policies

 (a) Description of Business

    AXCESS Inc. and its subsidiary (the "Company") provide computer network-based solutions for improving the utilization of corporate assets to improve operations productivity, physical security, asset management, manufacturing logistics and enterprise resource planning (commonly referred to as ERP), and financial reporting. The Company's products include hands-free, long range radio frequency identification (RFID) technology used to track and monitor people, assets, inventory and vehicles, as well as patented digital video compression technology for enterprise multi-media transmission and digital recording. The Company's products incorporate patented technologies in wireless, automatic identification and multi-media.

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

 (b) Company Organization and Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report or Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999, have been made. The results of operations for any given period are not necessarily indicative of the results of the entire year.

    The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments, Anitope Partners and incuVest LLC ("Amphion Investors"). As a result the Amphion Investors owns approximately 20% of the Company's voting common stock currently outstanding and approximately 73% of the Company's voting common stock on a diluted basis, assuming the exercise of warrants and options and the conversion of preferred stock and convertible debt.

    Subsequent to March 31, 1999, the Company determined that the weighted average shares of its common stock outstanding and net loss per common share was erroneously calculated for the second quarter of 1999. Consequently, the interim financial information for the second quarter of 1999 has been revised from the information contained in the Company's Form 10-QSB for the three and six months ended June 30, 1999, as previously filed with the Securities and Exchange Commission, to correctly state the weighted average shares of common stock outstanding and basic and diluted net income (loss) per common share.

(c) Inventory

    Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at June 30, 2000 and December 31, 1999:

                                June 30,                December 31,
                                  2000                      1999
                             --------------          -----------------

        Raw Materials........$    469,839             $     585,608
        Work-in-process......     195,211                   113,447
        Finished Goods.......     161,450                   146,345
                             --------------          -----------------
                             $    826,500             $     845,400
                             ==============          =================

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(2) Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. Estimated legal and litigation costs are reflected in the accompanying financial statements. In the opinion of management of the Company, the ultimate disposition of these matters will not have a material effect on the accompanying financial statements.



(3) Preferred Stock

    The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in eight series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

                                  Series A      Series B      Series C
                                ------------  ------------  ------------
 Number of shares authorized..     1,500,000     1,500,000     1,500,000

 Stated value.................    $    26.00    $    28.40    $    30.20

 Number of shares issued and
     outstanding:
          December 31, 1999...        57,692        52,817        35,427
          June 30, 2000.......        59,171        54,171        36,336

Conversion ratio (or
     conversion price) of
     preferred shares into
     common...................   1 to 1 into   1 to 1 into   1 to 1 into
                                      voting        voting        voting
                                      common        common        common
                                       stock         stock         stock

 Liquidation preference.......  Stated value  Stated value  Stated value plus accrued  plus accrued  plus accrued
                                   dividends     dividends     dividends

 Dividend rights..............       10% per       10% per       10% per
                                      annum,        annum,        annum,
                                  cumulative    cumulative    cumulative


                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



                                                               Series        Series
                                  Series I      Series J        1999          2000
                                ------------  ------------  ------------  ------------
 Number of shares authorized..         2,500         2,500         2,500         2,500

 Stated value.................       $10,000       $10,000       $10,000       $10,000
 Number of shares issued and
     outstanding:
          December 31, 1999...           635         1,857           129           332
          June 30, 2000.......           635         1,857           129           847
 Conversion ratio (or
     conversion price) of
     preferred shares into
     common...................    $4.00 into    $4.00 into    $2.50 into    $3.50 into
                                      voting    non-voting        voting    non-voting
                                      common        common        common        common
                                       stock         stock         stock         stock

 Liquidation preference.......  Stated value  Stated value  Stated value  Stated value plus accrued  plus accrued  plus accrued  plus accrued
                                   dividends     dividends     dividends     dividends

 Dividend rights..............        8% per        8% per        8% per        8% per
                                      annum,        annum,        annum,        annum,
                                  cumulative    cumulative    cumulative    cumulative

    On March 29, 2000, the Company completed a private equity placement with incuVest LLC, an affiliate of the Amphion Investors. In connection with that transaction, the Company received $5,000,000 and issued 500 shares of its Series 2000 Preferred Stock.

    Shares of Series 2000 Preferred Stock are convertible into shares of common stock at a conversion price of $3.50 per share. One of the corporate governance requirements of the NASDAQ Listing Requirements provides that stockholder approval is required of a plan or arrangement to issue common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock, or 20% or more of the voting power, outstanding before the issuance, for less than the greater of book or market value of the common stock. Pursuant to these NASDAQ Listing Requirements, the Company received stockholder approval of the issuance of the Series 2000 Preferred Stock at the Company's 2000 Annual Meeting of Stockholders. The closing price of the Company's common stock on March 29, 2000 as quoted by NASDAQ was $10.00 causing Series 2000 Preferred Stock issued on March 29, 2000 to have a beneficial conversion feature. Based on this, the Company recorded additional preferred stock dividends of $5,000,000 for this beneficial conversion feature during the three months ended June 30, 2000.

Item 2. Management's Discussion and Analysis

    On March 29, 2000, the Company completed a private equity placement with incuVest LLC, an affiliate of the Amphion Investors. In connection with that transaction, the Company received $5,000,000 and issued 500 shares of its Series 2000 Preferred Stock.

Results of Operations
-----------------------

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

    Sales and Gross Profit. Sales for the three months ended June 30, 2000 were $748,227 and $82,681 for the three months ended June 30, 1999, on which a gross profit of $308,904 and $33,514 was realized, respectively.

    Radio frequency identification (RFID) product sales were $265,570 for the three months ended June 30, 2000 and $82,681 for the three months ended June 30, 1999. Cost of sales were $160,379 for the three months ended June 30, 2000 and $49,167 for the three months ended June 30, 1999. As a result, gross profits from RFID products were $105,191 for the three months ended June 30, 2000 and $33,514 for the three months ended June 30, 1999. The increase in revenue was due to the expanded sales channels provided by the Prism acquisition and continuing new product development.

    Digital video product sales were $482,657 for the three months ended June 30, 2000, resulting in gross profits of $203,713. As the Company began producing and selling digital video products in July 1999, there were no sales of digital video products during the three months ended June 30, 1999.

    Operating Expenses. Operating expenses were $2,280,333 for the three months ended June 30, 2000 and $1,779,917 for the three months ended June 30, 1999. This increase was due to an increase in research and development in connection with the development of new products and an increase in selling and marketing expenses.

    Research and development expenses for the three months ended June 30, 2000 of $580,959 were incurred in connection with the development of new digital video and RFID products. For the three months ended June 30, 1999, research and development expenses were $308,378 and were incurred in connection with new product development costs associated with the RFID technology.

    Corporate general and administrative expenses were $629,875 for the three months ended June 30, 2000 and $790,811 for the three months ended June 30, 1999. The decrease is attributable to a reduction in September 1999 of employee headcount by approximately twenty percent to eliminate overlapping duties resulting from the July 1999 acquisition of Prism Video.

    Selling and marketing expenses were $674,614 for the three months ended June 30, 2000 and $547,553 for the three months ended June 30, 1999. The increase was due to the acquisition of the Prism digital video line during July 1999 and increased advertising for both product lines.

    Other income (expenses), net. Other income (expenses), net, was $(158,012) for the three months ended June 30, 2000, compared to $2,034,381 for the three months ended June 30, 1999. This decrease is a result of the nonrecurring gain on the April 30, 1999 sale of the Company's Lasertechnics Marketing Corporation
(LMC) subsidiary and certain technology assets under development. Interest income was $56,399 higher during the three months ended June 30, 2000 compared to the three months ended June 30, 1999, as a result of the increased balance in notes receivable from a stockholder of the Company. The increase in notes receivable from the stockholder occurred as a result of the sale of the Company's LMC subsidiary and certain technology assets under development. Interest expense was $214,511 higher in the three months ended June 30, 2000 compared to the three months ended June 30, 1999, reflecting an increase in the outstanding balance of notes payable in 2000.

    Income (Loss) from Continuing Operations. Loss from continuing operations was $(2,129,441) for the three months ended June 30, 2000, compared to income of $287,978 for the same period in 1999.

    Gain from Discontinued Operations. The gain from discontinued operations was $1,856,625 for the three months ended June 30, 1999, resulting from the disposal of LMC.

Results of Operations
---------------------

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

    Sales and Gross Profit. Sales for the six months ended June 30, 2000 were $1,458,871 and $123,204 for the six months ended June 30, 1999, on which a gross profit of $670,535 and $57,454 was realized, respectively.

    Radio frequency identification (RFID) product sales were $397,998 for the six months ended June 30, 2000 and

$123,204 for the six months ended June 30, 1999. Cost of sales were $247,364 for the six months ended June 30, 2000 and $65,750 for the six months ended June 30, 1999. As a result, gross profits from RFID products were $150,634 for the six months ended June 30, 2000 and $57,454 for the six months ended June 30, 1999. The increase in revenue was due to the expanded sales channels provided by the Prism acquisition and continuing new product development.

    Digital video product sales were $1,060,873 for the six months ended June 30, 2000, resulting in gross profits of $519,901. As the Company began producing and selling digital video products in July 1999, there were no sales of digital video products during the six months ended June 30, 1999.

    Operating Expenses. Operating expenses were $4,580,860 for the six months ended June 30, 2000 and $3,550,082 for the six months ended June 30, 1999. This increase was due to an increase in research and development in connection with the development of new products and an increase in selling and marketing expenses.

    Research and development expenses for the six months ended June 30, 2000 of $1,210,385 were incurred in connection with the development of new digital video and RFID products. For the six months ended June 30, 1999, research and development expenses were $673,148 and were incurred in connection with new product development costs associated with the RFID technology.

    Corporate general and administrative expenses were $1,189,151 for the six months ended June 30, 2000 and $1,361,037 for the six months ended June 30, 1999. The decrease is attributable to a reduction in September 1999 of employee headcount by approximately twenty percent to eliminate overlapping duties resulting from the July 1999 acquisition of Prism Video.

    Selling and marketing expenses were $1,393,509 for the six months ended June 30, 2000 and $1,245,710 for the six months ended June 30, 1999. The increase was due to the acquisition of the Prism digital video line during July 1999 and increased advertising for both product lines.

    Other income (expenses), net. Other income (expenses), net, was $(354,895) for the six months ended June 30, 2000, compared to $1,949,444 for the six months ended June 30, 1999. This decrease is a result of the nonrecurring gain on the April 30, 1999 sale of the Company's LMC subsidiary and certain technology assets under development. Interest income was $129,737 higher during the six months ended June 30, 2000 compared to the six months ended June 30, 1999, as a result of the increased balance in notes receivable from a stockholder of the Company. The increase in notes receivable from the stockholder occurred as a result of the sale of the Company's LMC subsidiary and certain technology assets under development. Interest expense was $404,091 higher in the six months ended June 30, 2000 compared to the six months ended June 30, 1999, reflecting an increase in the outstanding balance of notes payable in 2000.

    Loss from Continuing Operations. Loss from continuing operations was $(4,265,220) for the six months ended June 30, 2000, compared to $(1,543,184) for the same period in 1999.

    Gain from Discontinued Operations. The gain from discontinued operations was $1,856,625 for the six months ended June 30, 1999 resulting from the disposal of LMC.

Liquidity and Capital Resources

    Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and, more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital needs.

    At June 30, 2000, the Company was in default on a $400,000 note payable to J.P. Morgan Investment Corporation (JPMIC). The Company is currently in negotiations with JPMIC to pay this note in cash or securities of the Company. The default on this note does not impact the terms, including acceleration of maturities, of the Company's other debt.

    On March 29, 2000 the Company completed a private equity placement with incuVest LLC, an affiliate of the Amphion Investors. In connection with that transaction, the Company received $5,000,000 and issued 500 shares of Series 2000 Preferred Stock with a $10,000 per share stated value. The Series 2000 Preferred Stock is convertible to non-voting common stock based at a conversion price of $3.50 per non-voting common share.

    The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company's actual funding needs will depend on numerous factors, including actual cash expenditures and revenues generated from its operations compared to its business plan. If the Company's losses continue, the Company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of securities or other financing agreements, or it will be required to curtail its programs or seek a merger partner. The Company anticipates that it will be required to raise capital during the third quarter of 2000. Any additional funding may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

Shares Eligible for Future Sale; Convertible Securities and Warrants

    Future sales of the Company's common stock in the public market by existing stockholders, warrant holders of convertible securities subsequent to the date hereof could adversely affect the market price of common stock. At June 30, 2000 an aggregate of approximately 1.6 million shares of common stock were outstanding and freely tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act").

    Approximately 13.4 million shares of common stock have been reserved for issuance upon exercise of outstanding convertible securities and warrants. As of June 30, 2000, there were 59,171; 54,171; 36,336; 635; 1,857; 129; and 847 shares of Series A, B, C, I, J, 1999 convertible preferred, and 2000 convertible preferred stock outstanding, respectively. Each share of Series A, B, and C convertible preferred stock is convertible at any time, at the option of the holder, into one share of common stock. The conversion price of the Series I and Series J shares is $4.00 per share. The conversion prices for the Series 1999 and Series 2000 shares are $2.50 and $3.50 per share respectively.

    There are also currently 1,254,041 warrants outstanding to acquire the same number of shares of common stock and $2,512,972 of indebtedness, convertible into 251 shares of Series 1999 Non-Voting Preferred Stock.

    In addition, approximately 1.7 million shares of common stock have been reserved for issuance to key employees, officers, directors and consultants pursuant to the Company's benefit plans.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Changes in Securities.

    During the first six months of 2000, the Company issued unregistered securities in connection with the transactions described below. The issuance of preferred stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates.

    In connection with the terms of a private equity placement to provide additional financing to the Company, on March 29, 2000, the Company issued 500 shares of the Company's Series 2000 Non-Voting Preferred Stock, par value $0.01 per share ("Series 2000 Non-Voting Preferred Stock"), to incuVest LLC, an affiliate of the Amphion Investors.

    On April 1, 2000, Amphion Ventures, L.P. elected to convert an additional $150,000 of a 10% convertible note, dated September 30, 1999, issued by the Company to Amphion Ventures, L.P. These borrowings were converted into 15 shares of the Company's Series 2000 Non-Voting Preferred Stock.

    Each share of Series 2000 Non-Voting Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of non-voting common stock of the Company equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $3.50.

    The holders of the Company's Series A, B, and C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock. On April 17, 2000, the Company issued (a) 1,479 shares of Series A Preferred Stock to holders thereof as payment in full for the $38,441 of accrued, but unpaid dividends on the Series A Preferred Stock as of such date, (b) 1,354 shares of Series B Preferred Stock to the holders thereof for the $38,441 of accrued, but unpaid dividends of the Series B Preferred Stock as of such date and (c) 909 shares of the Series C Preferred Stock to the holders thereof for $27,418 of accrued but unpaid dividends on the Series C Preferred Stock as of such date.

    The holders of Series I, J, Series 1999 Voting, and Series 2000 Non-Voting Preferred Stock are entitled to receive semi-annual dividends on each such share held by the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock.

    As described more fully in Item 4. (Submission of Matters to a Vote of Security Holders), at the Company's annual meeting of stockholders, the Company's stockholders voted in favor of amending the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's voting common stock from 12,000,000 to 50,000,000. This amendment is attached hereto as Exhibit 3.1.

Item 3. Defaults Upon Senior Securities.

     At June 30, 2000, the Company was in default on a $400,000 note payable to J.P. Morgan Investment Corporation (JPMIC). The Company is currently in negotiations with JPMIC to pay this note in cash or securities of the Company. The default on this note does not impact the terms, including acceleration of maturities, of the Company's other debt.

Item 4. Submission of Matters to a Vote of Security Holders.

    As contemplated in the Company's Proxy Statement which was mailed to stockholders beginning May 7, 2000, the Company's stockholders elected Richard C.E. Morgan, Allan Griebenow, Paul J. Coleman, Jr., Gregory W. Haskell, Robert
J. Bertoldi and David J. Illingworth as directors of the Company to serve until the next annual meeting of stockholders. The Company's stockholders also considered the following proposals:

    1. To ratify the selection of Ernst & Young LLP as the independent auditor of the Company for the fiscal year ended December 31, 2000;

    2. To consider and vote on a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's voting common stock from 12,000,000 to 50,000,000;

    3. To consider and vote on a proposal to issue more than 20% of the Company's outstanding voting common stock, at a price less than the greater of the per share book or market value of the voting common stock on the date of private placements, to holders of: (a) Series 1999 Preferred Stock upon the conversion of the Series 1999 Preferred Stock,
        (b) Series 1999 Non-Voting Preferred Stock upon the conversion of the non-voting common stock and (c) Series 2000 Non-Voting Preferred Stock upon the conversion of the non-voting connon stock;

    4. To aprove an amendment to the AXCESS Inc. 1991 Incentive Stock Option Plan to increase the number of authorized shares issuable thereunder from 900,000 to 2,000,000; and

    5. To transact such other business as may properly come before the annual meeting or any adjournment or postponement thereof.


   Each of the foregoing proposals, including the election of directors, were approved at the Company's annual meeting of stockholders on June 6, 2000. Each board nominee received the number of votes indicated below.


                                Number of Votes Cast        Number of Votes Cast
        Nominee                 for Election                Against or Withheld
        -------                 --------------------        --------------------
        Richard C.E. Morgan             4,590,519                 22,553
        Allan Griebenow                 4,590,519                 22,553
        Paul J. Coleman, Jr.            4,590,519                 22,553
        Gregory W. Haskell              4,590,519                 22,553
        Robert J. Bertoldi              4,590,519                 22,553
        David J. Illingworth            4,590,519                 22,553

   With respect to the approval of Proposal 1 described above, the votes cast for and against, as well as the number of abstentions were as follows:

          For            4,592,584
          Against           14,773
          Abstentions        5,445

   With respect to the approval of Proposal 2 described above, the votes cast for and against, as well as the number of abstentions were as follows:

          For              4,563,258
          Against             44,657
          Abstentions          5,157

   With respect to the approval of Proposal 3 described above, the votes cast for and against, as well as the number of abstentions were as follows:

          For              3,400,172
          Against             52,219
          Abstentions        151,152

   With respect to the approval of Proposal 4 described above, the votes cast for and against, as well as the number of abstentions were as follows:

          For                 3,515,491
          Against                55,286
          Abstentions            32,766

Item 5. Other Information.

    None.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Reports on Form 8-K:

    None.

    (b) Exhibits:

    Exhibit No.   Description
    -----------   ------------
     3.1          Certificate of Amendment of Certificate of Incorporation of
                  the Company dated June 6, 2000.*

     10.1 Stock Purchase Agreement dated March 29, 2000, by and between the Company and incuVest, LLC. Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     10.2 Amendment No. 1 to the AXCESS Inc. 1991 Incentive Stock Option Plan dated April 26, 2000.*

     27.1         Financial Data Schedule*

    ______________________
    * Filed herewith.


                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AXCESS INC.,
                              Registrant

                                /S/ ALLAN GRIEBENOW
                                ----------------------------------------------
                                Allan Griebenow Director, President and
                                Chief Executive Officer (Principal Executive
                                Officer)

                                /S/ JAMES R. CRAIG
                                ----------------------------------------------
                                James R. Craig
                                Chief Financial Officer and Secretary
                                (Principal Accounting and Financial Officer)

August 15, 2000

                                 EXHIBIT INDEX

    Exhibit No.   Description
    -----------   ------------
     3.1          Certificate of Amendment of Certificate of Incorporation of
                  the Company dated June 6, 2000.*

     10.1 Stock Purchase Agreement dated March 29, 2000, by and between the Company and incuVest, LLC. Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     10.2 Amendment No. 1 to the AXCESS Inc. 1991 Incentive Stock Option Plan dated April 26, 2000.*

     27.1         Financial Data Schedule*

    ______________________
    * Filed herewith.