Form 10QSB
period 2000-09-30
AXCESS INC/TX
filed 2000-11-14
CIK 710597

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      or

     [ ] TRANSITION REPORT UNDER SECTIONC 13 OR 15(d) OF THE EXCHANGE ACT

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

Number of shares of common stock outstanding on November 1, 2000: 3,408,273. Number of shares of non-voting common stock outstanding on November 1, 2000:
112,492.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                  AXCESS INC.
                                     INDEX



                                                                                                      Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

               Balance Sheets at September 30, 2000 and December 31, 1999.............................   1

               Statements of Operations for the Three Months ended September 30,
               2000 and 1999 and for the Nine Months ended September 30, 2000 and 1999................   2

               Statements of Cash Flows for the Nine Months
               ended September 30, 2000 and 1999......................................................   3

               Notes to Financial Statements..........................................................   4

     Item 2. Management's Discussion and Analysis or Plan of Operation................................   8

 PART II. OTHER INFORMATION

     Item 1. Legal Proceedings........................................................................  11

     Item 2. Changes in Securities....................................................................  11

     Item 3. Defaults Upon Senior Securities..........................................................  11

     Item 4. Submission of Matters to a Vote of Security Holders......................................  11

     Item 5. Other Information........................................................................  11

     Item 6. Exhibits and Reports on Form 8-K.........................................................  11

SIGNATURES............................................................................................  12

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                                         AXCESS INC.
                                                        BALANCE SHEETS
                                                         (Unaudited)
                                                                                  September 30,    December 31,
                                               ASSETS                                 2000             1999
                                                                                 --------------    -------------
Current assets:
       Cash and cash equivalents                                                  $     457,694    $      69,450
       Accounts receivable - trade                                                      621,448          459,654
       Inventory                                                                        769,143          845,400
       Prepaid expenses and other                                                       528,211          695,334
                                                                                  -------------    -------------

                      Total current assets                                            2,376,496        2,069,838

Property, plant and equipment, net                                                      513,869          544,441
Long-term note receivable - stockholder                                               3,902,375        3,902,375
Purchased technologies and intellectual property, net                                 5,186,678        6,043,142
                                                                                  -------------    -------------

                      Total assets                                                $  11,979,418    $  12,559,796
                                                                                  =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Notes payable:
          Stockholders                                                            $   1,902,850    $     980,000
          Other                                                                             -             22,309
       Dividends payable                                                                212,188            8,448
       Accounts payable                                                                 643,973          447,889
       Other accrued liabilities                                                      1,086,355        1,233,650
                                                                                  -------------    -------------

                      Total current liabilities                                       3,845,366        2,692,296

Non-current notes payable to stockholders                                             5,989,741        5,921,999
                                                                                  -------------    -------------

                      Total liabilities                                               9,835,107        8,614,295
                                                                                  -------------    -------------

Stockholders' equity:
       Convertible preferred stock, 7,000,000 shares authorized; 153,348 shares outstanding in 2000 and 148,889 in 1999; $40,867,666 aggregate
            liquidation preference in 2000 and $33,598,919 in 1999                   40,867,666       33,598,919
       Common stock, $.01 par value, 50,000,000 shares authorized in 2000 and 12,000,000 in 1999; 3,408,273 shares
            issued and outstanding in 2000 and 3,298,368 in 1999                         34,083           32,984
       Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; 112,492 shares issued and outstanding in 2000 and 1999,
            convertible into common stock on a one for one share basis                    1,125            1,125
Additional paid-in capital                                                           68,148,435       61,387,968
Accumulated deficit                                                                (106,906,998)     (91,075,495)
                                                                                  -------------    -------------

                      Total stockholders' equity                                      2,144,311        3,945,501
                                                                                  -------------    -------------

                      Total liabilities and stockholders' equity                  $  11,979,418    $  12,559,796
                                                                                  =============    =============

        See accompanying notes to unaudited financial statements.


                                              AXCESS INC.
                                       STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                        ----------------------------    ----------------------------
                                                            2000             1999           2000            1999
                                                            ----             ----           ----            ----
Sales                                                   $    585,279    $    422,749    $  2,044,150    $    545,953
Cost of sales                                                727,344         213,751       1,515,680         279,501
                                                        ------------    ------------    ------------    ------------

                  Gross profit (loss)                       (142,065)        208,998         528,470         266,452
                                                        ------------    ------------    ------------    ------------
Operating expenses:
          Research and development                           656,715         526,895       1,867,100       1,167,488
          General and administrative                         675,525         725,486       1,864,676       2,151,637
          Selling and marketing                              801,219         723,994       2,194,728       1,937,149
          Depreciation and amortization                      400,220         219,443       1,188,035         489,626
                                                        ------------    ------------    ------------    ------------

                  Operating expenses                       2,533,679       2,195,818       7,114,539       5,745,900
                                                        ------------    ------------    ------------    ------------

                  Loss from operations                    (2,675,744)     (1,986,820)     (6,586,069)     (5,479,448)
                                                        ------------    ------------    ------------    ------------
Other income (expense):
          Interest income                                     90,371          81,621         288,058         149,571
          Interest expense                                  (223,108)       (235,119)       (786,560)       (394,480)
          Other                                               (3,673)         (1,167)          7,197       2,039,688
                                                        ------------    ------------    ------------    ------------

                  Other income (expense), net               (136,410)       (154,665)       (491,305)      1,794,779
                                                        ------------    ------------    ------------    ------------

                  Loss from continuing operations         (2,812,154)     (2,141,485)     (7,077,374)     (3,684,669)
                                                        ------------    ------------    ------------    ------------
Discontinued operations:
          Gain on disposal of discontinued operations            -               -               -         1,856,625
                                                        ------------    ------------    ------------    ------------
                  Net loss                                (2,812,154)     (2,141,485)     (7,077,374)     (1,828,044)
Preferred stock dividend requirements                     (2,247,309)       (595,578)     (8,754,129)     (1,736,072)
                                                        ------------    ------------    ------------    ------------

                  Net loss applicable to common stock   $ (5,059,463)   $ (2,737,063)   $(15,831,503)   $ (3,564,116)
                                                        ============    ============    ============    ============

Basic and diluted net income (loss) per common share:
          Continuing operations                         $      (1.49)   $      (0.86)   $      (4.73)   $      (1.74)
          Discontinued operations                       $         -     $         -     $         -     $       0.60
          Net loss                                      $      (1.49)   $      (0.86)   $      (4.73)   $      (1.14)

Weighted average shares of common stock outstanding        3,389,885       3,179,368       3,346,163       3,115,632
                                                        ============    ============    ============    ============

        See accompanyig notes to unaudited financial statements.

                                                    AXCESS INC.
                                             STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                     Nine Months Ended
                                                                                       September, 30
                                                                                ---------------------------
                                                                                    2000           1999
                                                                                    ----           ----
Cash flows from operating activities:
        Net loss from continuing operations                                      $(7,077,374)   $(3,684,669)
        Adjustments to reconcile net loss to net cash used
           by operating activities:
               Depreciation and amortization                                       1,188,035        489,625
               Amortization of financing discount and issuance costs                 252,735         43,868
               Loss on sale of assets                                                 (6,143)    (2,033,024)
               Changes in operating assets and liabilities:
                      Accounts receivable                                           (161,794)       (15,956)
                      Inventory                                                      257,824       (298,151)
                      Prepaid expenses and other                                     167,123       (161,612)
                      Other assets                                                    (8,000)        10,061
                      Accounts payable                                               196,084            206
                      Accrued liabilities and other                                 (328,862)    (1,116,096)
                                                                                 -----------    -----------
                           Net cash used by operating activities                  (5,520,372)    (6,765,748)
                                                                                 -----------    -----------

Cash flow from investing activities:
        Capital expenditures                                                        (286,857)       (93,743)
        Proceeds from sale of assets                                                     -          470,116
                                                                                 -----------    -----------
                          Net cash provided by (used by) investing activities       (286,857)       376,373
                                                                                 -----------    -----------

Cash flow from financing activities:
        Borrowings under financing agreements                                      2,922,850      3,627,282
        Principal payments on financing agreements                                (2,057,302)      (418,546)
        Principal payments on notes receivable                                           -          623,249
        Net proceeds from issuance of common and preferred stock                   5,329,925            -
                                                                                 -----------    -----------
                          Net cash provided by financing activities                6,195,473      3,831,985
                                                                                 -----------    -----------

                          Net cash provided by discontinued operations                   -        1,063,085
                                                                                 -----------    -----------
                          Net increase (decrease) in cash and cash equivalents       388,244     (1,494,305)
Cash and cash equivalents, beginning of period                                        69,450      1,575,429
                                                                                 -----------    -----------
Cash and cash equivalents, end of period                                         $   457,694    $    81,124
                                                                                 ===========    ===========

Supplemental information:
        Cash paid during the period for interest                                 $   191,274    $    27,459
                                                                                 ===========    ===========


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

    The future results of operations and financial condition of the Company will be impacted by the following factors, among others: access to capital, technological change, dependence on identifying, developing and marketing product enhancements and new products, dependence on third party manufacturers, vendors, suppliers and contractors, dependence on key personnel, intellectual property rights, and product liability.

  (b) Company Organization and Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report or Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999, have been made. The results of operations for any given period are not necessarily indicative of the results of the entire year.

    The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P., including Amphion Partners, Amphion Investments, Anitope Partners and incuVest LLC (collectively, the "Amphion Investors"). As a result, the Amphion Investors own approximately 22% of the Company's voting common stock currently outstanding and approximately 74% of the Company's voting common stock on a diluted basis, assuming the exercise of warrants and options and the conversion of preferred stock and convertible debt.

    Subsequent to March 31, 1999, the Company determined that the weighted average shares of its common stock outstanding and net loss per common share was erroneously calculated for the third quarter of 1999. Consequently, the interim financial information for the third quarter of 1999 has been revised from the information contained in the Company's Form 10-QSB for the three and nine months ended September 30, 1999, as previously filed with the Securities and Exchange Commission, to correctly state the weighted average shares of common stock outstanding and basic and diluted net income (loss) per common share.

  (c) Inventory

    Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at September 30, 2000 and December 31, 1999:

                           September 30,          December 31,
                                2000                  1999
                          -----------------    --------------------
Raw materials.........    $        547,286     $           585,608
Work-in-process.......              88,396                 113,447
Finished goods........             133,461                 146,345
                          -----------------    --------------------
                          $        769,143     $           845,400
                          =================    ====================

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


  (d) Recent Accounting Pronouncements

    The Financial Accounting Standards Board has issued Financial Accounting Standard (FAS) No. 133 on accounting for derivatives and hedges, which as amended, will be effective for the Company's fiscal year beginning January 1, 2001. FAS No. 133 requires that all derivatives be recognized at fair value on the balance sheet and that related gains and losses be included in net income. Currently, the Company has not entered into contracts that will be classified as derivative financial instruments under FAS No. 133. Management believes that FAS No. 133 will not have an impact on the results of operations or financial position of the Company.


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

                                                        Series A      Series B      Series C
                                                      ------------  ------------  ------------
 Number of shares authorized........................     1,500,000     1,500,000     1,500,000

 Stated value.......................................    $    26.00    $    28.40    $    30.20

 Number of shares issued and
     outstanding:
          December 31, 1999.........................        57,692        52,817        35,427
          September 30, 2000........................        59,171        54,171        36,336

Conversion ratio (or conversion price) of
     preferred shares into
     common.........................................   1 to 1 into   1 to 1 into   1 to 1 into
                                                            voting        voting        voting
                                                            common        common        common
                                                             stock         stock         stock

 Liquidation preference.............................  Stated value  Stated value  Stated value plus accrued  plus accrued  plus accrued
                                                         dividends     dividends     dividends

 Dividend rights....................................       10% per       10% per       10% per
                                                            annum,        annum,        annum,
                                                        cumulative    cumulative    cumulative

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)



(3) Preferred Stock (Continued)


                                                                  Series        Series
                                     Series I      Series J        1999          2000
                                   ------------  ------------  ------------  ------------
 Number of shares authorized.....         2,500         2,500         2,500         2,500

 Stated value....................       $10,000       $10,000       $10,000       $10,000
 Number of shares issued and
     outstanding:
          December 31, 1999......           635         1,857           129           332
          September 30, 2000.....           674         1,971           137           888
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

 Liquidation preference..........  Stated value  Stated value  Stated value  Stated value plus accrued  plus accrued  plus accrued  plus accrued
                                      dividends     dividends     dividends     dividends

 Dividend rights.................        8% per        8% per        8% per        8% per
                                         annum,        annum,        annum,        annum,
                                     cumulative    cumulative    cumulative    cumulative

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

    Shares of Series I and Series J Preferred Stock are convertible into shares of common stock at a conversion price of $4.00 per share. Shares of Series 1999 and Series 2000 Preferred Stock are convertible into shares of common stock at a conversion price of $2.50 per share and $3.50 per share respectively. On September 29, 2000 the Company paid the holders of Series I, Series J, Series 1999 and Series 2000 Preferred Stock, 39, 114, 8 and 41 shares, respectively, of Series I, Series J, Series 1999 and Series 2000 Preferred Stock, respectively, as payment of accrued but unpaid dividends. The closing price of the Company's common stock on September 29, 2000 as quoted by NASDAQ was $6.50 causing Series I, Series J, Series 1999 and Series 2000 Preferred Stock issued on September 29, 2000 to have a beneficial conversion feature. A beneficial conversion feature applies to Convertible Preferred Stock with a conversion price that is less then the fair market value of the Company's Common Stock on the date of issuance. Accordingly, the Company recorded additional preferred stock dividends of $1,431,612 for this beneficial conversion feature during the three months ended September 30, 2000.

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


  (4) Warranty Reserve

    In September 2000, the Company identified a flaw in the manufacturing process of its version 5.0 RFID tags. Due to the flaw, the effective life of the tags may be shortened. The Company immediately corrected the manufacturing process and implemented a plan to replace all version 5.0 RFID tags that had been sold. The replacement plan will be completed in November 2000. The cost of replacing these tags is estimated to total $268,823 which was accrued during the three months ended September 30, 2000 as a component of cost of goods sold. The components of cost of sales for the three and nine months ending September 30, 2000 and September 30, 1999, are summarized as follows:


                               Three Months Ended            Nine Months Ended
                                  September 30,                September 30,
                            ------------------------       -----------------------
                              2000            1999            2000          1999
                            --------        --------       ----------     --------
Product cost                $414,379        $179,652       $1,178,183     $216,486
Warranty expense             312,965          34,099          337,497       63,015
                            --------        --------       ----------     --------
   Cost of sales            $727,344        $213,751       $1,515,680     $279,501
                            ========        ========       ==========     ========

  (5) Demand Note Payable

    The Company issued a 9.5% note, dated as of September 14, 2000, in the principal amount of $400,000 (plus additional amounts shown on the schedule of advances to the note), to incuVest LLC. At September 30, 2000, borrowings under this note totaled $922,850, and are due and payable on demand by incuVest LLC.

  (6) Subsequent Events

    To date, the Company has borrowed a total of $1,683,050 pursuant to the incuVest demand note discussed in footnote (5) (Demand Note Payable) above.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

    This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "could," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.

    These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securites Litigation Reform Act of 1995. These statements are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to, management.

    A variety of factors could cause acutal results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: general economic and business conditions, conditions affecting the industries served by the Company and its subsidiaries, conditions affecting the Company's customers and suppliers, competitor responses to the Company's products and services, the overall market acceptance of such products and services, and access to capital. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company's forward-looking statements, please refer to the Company's filings with the Securities and Exchange Commission, especially "Item
1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" of the Company's 1999 Annual Report on Form 10-KSB, and all of the Company's subsequent quarterly reports on Form 10-QSB, especially in the "risk factors" sections of the Company's annual and quarterly reports.

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

Results of Operations
---------------------

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

    Sales and Gross Profit. Sales for the three months ended September 30, 2000 were $585,279 and $422,749 for the three months ended September 30, 1999, on which a gross (loss) profit of $(142,065) and $208,998 was realized, respectively. The loss in 2000 was a direct result of the RFID version 5.0 tag replacement. As a result of this replacement warranty costs of $268,823 were accrued as a component of cost of sales in the three months ending September 30, 2000.

    Radio frequency identification (RFID) product sales were $322,752 for the three months ended September 30, 2000 and $96,019 for the three months ended September 30, 1999. Cost of sales were $509,396, which includes the warranty expense of $268,823, for the three months ended September 30, 2000, and $84,185 for the three months ended September 30, 1999. As a result, gross profits (loss) from RFID products were $(186,644) for the three months ended September 30, 2000 and $11,834 for the three months ended September 30, 1999. Management believes that the corrections made to the tag manufacturing process will reduce future warranty costs to historical levels.

    Digital video product sales were $262,527 for the three months ended September 30, 2000 and $326,730 for the three months ended September 30, 1999. Cost of sales were $217,948 for the three months ended September 30, 2000 and $129,567 for the three months ended September 30, 1999. As a result, gross profits from digital video products were $44,579 for the three months ended September 30, 2000 and $197,163 for the three months ended September 30, 1999.

    Operating Expenses. Operating expenses were $2,533,679 for the three months ended September 30, 2000 and $2,195,818 for the three months ended September 30, 1999. This increase was due to an increase in research and development in connection with the development of new products and an increase in selling and marketing expenses.

    Research and development expenses for the three months ended September 30, 2000 of $656,715 were incurred in connection with the development of new digital video and RFID products. For the three months ended September 30, 1999, research and development expenses were $526,895 and were incurred in connection with new product development associated with the RFID technology.

    Corporate general and administrative expenses were $675,525 for the three months ended September 30, 2000 and $725,486 for the three months ended September 30, 1999. The decrease is attributable to a reduction in September 1999 of employee headcount by approximately twenty percent to eliminate overlapping duties resulting from the July 1999 acquisition of Prism Video.

    Selling and marketing expenses were $801,219 for the three months ended September 30, 2000 and $723,994 for the three months ended September 30, 1999. The increase was due to expanding advertising coverage to more periodicals.

    Other income (expenses), net. Other expenses, net, were $136,410 for the three months ended September 30, 2000, compared to $(154,665) for the three months ended September 30, 1999. Interest income was $8,750 higher during the three months ended September 30, 2000 compared to the three months ended September 30, 1999, as a result of the increased balance in notes receivable from a stockholder of the Company. The increase in notes receivable from the stockholder occurred as a result of the sale in 1999 of the Company's LMC subsidiary and certain technology assets under development. Interest expense was $12,011 lower in the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

    Income (Loss) from Continuing Operations. Loss from continuing operations was $(2,812,154) for the three months ended September 30, 2000, compared to a loss of $(2,141,485) for the same period in 1999. The increase in the loss is primarily attributable to the RFID warranty reserve, coupled with increased operating expenses.

Results of Operations
---------------------

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

    Sales and Gross Profit. Sales for the nine months ended September 30, 2000 were $2,044,150 and $545,953 for the nine months ended September 30, 1999, on which a gross profit of $528,470 and $266,452 was realized, respectively. The decrease in gross profit relative to the increase in sales was a direct result of the RFID version 5.0 tag replacement.

    Radio frequency identification (RFID) product sales were $720,750 for the nine months ended September 30, 2000 and $219,223 for the nine months ended September 30, 1999. Cost of sales were $756,760, which includes the warranty expense of $268,823, for the nine months ended September 30, 2000, and $149,934 for the nine months ended September 30, 1999. As a result, gross profits (loss) from RFID products were $(36,010) for the nine months ended September 30, 2000 and $69,289 for the nine months ended September 30, 1999. Management believes that the corrections made to the tag manufacturing process will reduce future warranty costs to historical levels.

    Digital video product sales were $1,323,400 for the nine months ended September 30, 2000 and $326,730 for the nine months ended September 30, 1999. Cost of Sales were $758,920 for the nine months ended September 30, 2000 and $129,567 for the nine months ended September 30, 1999. As a result, gross profits from digital products were $564,480 for the nine months ended September 30, 2000 and $197,163 for the nine months ended September 30, 1999.

    Operating Expenses. Operating expenses were $7,114,539 for the nine months ended September 30, 2000 and $5,745,900 for the nine months ended September 30, 1999. This increase was due to an increase in research and development in connection with the development of new products and an increase in selling and marketing expenses.

    Research and development expenses for the nine months ended September 30, 2000 of $1,867,100 were incurred in connection with the development of new digital video and RFID products. For the nine months ended September 30, 1999, research and development expenses were $1,167,488 and were incurred in connection with new product development associated with the RFID technology.

    Corporate general and administrative expenses were $1,864,676 for the nine months ended September 30, 2000 and $2,151,637 for the nine months ended September 30, 1999. The decrease is attributable to a reduction in September 1999 of employee headcount by approximately twenty percent to eliminate overlapping duties resulting from the July 1999 acquisition of Prism Video.

    Selling and marketing expenses were $2,194,728 for the nine months ended September 30, 2000 and $1,937,149 for the nine months ended September 30, 1999. The increase was due to expanding advertising coverage to more periodicals.

    Other income (expenses), net. Other income (expenses), net, was $(491,305) for the nine months ended September 30, 2000, compared to $1,794,779 for the nine months ended September 30, 1999. This decrease is a result of the nonrecurring gain on the April 30, 1999 sale of the Company's LMC subsidiary and certain technology assets under development. Interest income was $138,487 higher during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, as a result of the increased balance in notes receivable from a stockholder of the Company. The increase in notes receivable from the stockholder occurred as a result of the sale in 1999 of the Company's LMC subsidiary and certain technology assets under development. Interest expense was $392,080 higher in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, reflecting an increase in the outstanding balance of notes payable in 2000.

    Loss from Continuing Operations. Loss from continuing operations was $(7,077,374) for the nine months ended September 30, 2000, compared to $(3,684,669) for the same period in 1999. Losses increased by approximately 3.4 million in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. On April 30, 1999 the Company recorded a nonrecurring gain on sale, in the amount of $2,044,109, for the sale of the Company's LMC subsidiary and certain technology assets under development. This nonrecurring gain reduced the loss reported in the nine months ended September 30, 1999. The increase in loss can also be attributed to the RFID warranty reserve recorded in the three months ended September 30, 2000 and increased operating expenses.

    Gain from Discontinued Operations. The gain from discontinued operations was $1,856,625 for the nine months ended September 30, 1999 resulting from the disposal of LMC.

Liquidity and Capital Resources

    Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and, more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital needs.

    At September 30, 2000, the Company was in default on a $400,000 note payable to J.P. Morgan Investment Corporation (JPMIC). The Company is currently in negotiations with JPMIC to pay this note in cash or securities of the Company. The default on this note does not impact the terms, including acceleration of maturities, of the Company's other debt.

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

    The Company issued a 9.5% note, dated as of September 14, 2000, in the principal amount of $400,000 (plus additional amounts shown on the schedule of advances to the note), to incuVest LLC. At September 30, 2000, borrowings under this note totaled $922,850, and are due and payable on demand by incuVest LLC. The Company anticipates that it will repay this demand note with the proceeds from private equity placements. incuVest LLC has committed to purchase an additional $5,000,000 of preferred stock.

    The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company's actual funding needs will depend on numerous factors, including actual cash expenditures and revenues generated from its operations compared to its business plan. If the Company's losses continue, the Company may have to obtain sufficient funds to meet its cash requirements through strategic or other financial transactions with compatible entities having the resources to support its programs, the sale of securities or other financing agreements, or it will be required to curtail its programs or seek a merger partner. Any additional funding may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances. IncuVest LLC has committed to purchase an additional $5,000,000 of preferred stock. The Company anticipates that cash on hand and cash provided by this private placement when consumated will be sufficient to fund the operations of the Company's current business for the next 9 months.

Other

    Inflation. Inflation has not had and is not expected to have a material impact on the operations and financial condition of the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Changes in Securities.

    During the first nine months of 2000, the Company issued unregistered securities in connection with the transactions described below. The issuance of preferred stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates.

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

    The holders of Series I, J, Series 1999 Voting, and Series 2000 Non-Voting Preferred Stock are entitled to receive semi-annual dividends on each such share held by the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock. On September 29, 2000, the Company issued (a) 39 shares of Series I Preferred Stock to holders thereof as payment in full for the $388,423 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date, (b) 114 shares of Series J Preferred Stock to holders thereof as payment in full for the $1,135,239 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, (c) 8 shares of Series 1999 Voting Preferred Stock to the holders thereof as payment in full for the $78,993 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date and (d) 41 shares for Series 2000 Non Voting Preferred Stock to the holders thereof as payment in full for the $411,792 of accrued, but unpaid dividends of the Series 2000 Non Voting Preferred Stock as of such date.

Item 3. Defaults Upon Senior Securities.

    At September 30, 2000, the Company was in default on a $400,000 note payable to J.P. Morgan Investment Corporation (JPMIC). The Company is currently in negotiations with JPMIC to pay this note in cash or securities of the Company. The default on this note does not impact the terms, including acceleration of maturities, of the Company's other debt.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    None.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Reports on Form 8-K:

    None.

    (b) Exhibits:

    Exhibit No.     Description
    -----------     ------------

     10.1 Demand Note dated as of September 14, 2000, executed by the Company payable to incuVest, LLC in the principal amount of $400,000 (plus additional amounts shown on the schedule of advances to the note).

     10.2 Commitment letter dated August 16, 2000, from incuVest LLC regarding the purchase of 500 shares of Series 2000A Preferred Stock.

     27.1           Financial Data Schedule



                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AXCESS INC.,
                               Registrant

                               /S/ ALLAN GRIEBENOW
                               -------------------------------------------------
                               Allan Griebenow Director, President and
                               Chief Executive Officer (Principal Executive
                               Officer)

                               /S/ JAMES R. CRAIG
                               -------------------------------------------------
                               James R. Craig
                               Chief Financial Officer and Secretary
                               (Principal Accounting and Financial Officer)

November 14, 2000

                                 EXHIBIT INDEX

    Exhibit No.   Description
    -----------   ------------

      10.1 Demand Note dated as of September 14, 2000, executed by the Company payable to incuVest, LLC in the principal amount of $400,000 (plus additional amounts shown on the schedule of advances to the note).

      10.2 Commitment letter dated August 16, 2000, from incuVest LLC regarding the purchase of 500 shares of Series 2000A Preferred Stock.

      27.1        Financial Data Schedule