Form 10KSB
period 2000-12-31
AXCESS INC/TX
filed 2001-03-30
CIK 710597

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)
    X          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------      EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

_________      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________
               TO ____________

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

              Title of Class:                                        Name of exchange on which registered:
Voting Common Stock, par value $.01 Per Share                               NASDAQ SmallCap Market

                                   3,478,086
              (Number of Shares Outstanding as of March 15, 2001)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES
   X     NO__________
-------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the fiscal year ended December 31, 2000 were $2,350,736.

On March 15, 2001, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,932,021. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on March 15, 2001, as reported on the over-the-counter NASDAQ SmallCap Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the issuer may be deemed an affiliate of the issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.

There were 112,492 shares of non-voting common stock outstanding as of March 15, 2001.

                      Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be held on June 6, 2001, are incorporated by reference into
Part III.

Transitional Small Business Disclosure Format (check one):
YES _____________        NO  X
                            ---

================================================================================

                                    PART I

Forward Looking Statements

This annual report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including without limitation, the statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements"), are disclosed in this annual report on Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements and under the caption "Risk Factors." In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company's products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

As used herein, references to the "Company" are to AXCESS Inc., a Delaware corporation ("AXCESS") and its subsidiaries.

Item 1.   DESCRIPTION OF BUSINESS

The Company

AXCESS provides computer network-based asset management solutions to improve asset utilization, operations productivity, physical security, manufacturing logistics, enterprise resource planning (commonly referred to as "ERP"), and financial reporting. The Company's products are based on hands-free, long range radio frequency identification ("RFID") technology used to track and monitor people, assets, inventory and vehicles, as well as patented digital video compression technology for enterprise multi-media transmission and digital recording. The Company's intellectual property includes patented technologies in wireless, automatic identification and multi-media. In 2000, the Company's products were further developed as network add-on appliances and coupled with browser-based software. This enabled the Company to sell complete systems as opposed to discrete products. The browser software delivers information tailored to each end user via the enterprise network/Internet, with an added capability to provide custom alerts in the form of e-mail, or pages to wireless application protocol ("WAP") enabled devices. The Company's principal offices are located at 3208 Commander Drive, Carrollton, Texas, 75006, and its telephone number is 972-407-6080.

Company Evolution

The Company was formed in November 1982 as Lasertechnics, Inc. Prior to 1999, the Company, through two subsidiaries, sold high-end dye-sublimation card printers and high-speed laser marking equipment. During 1998, the Company determined that it could not be consistently profitable selling these products. Accordingly, in October 1998 the Company discontinued the operations of its 96% owned subsidiary, Sandia Imaging Systems Corporation, which was engaged in distributing and reselling high-end dye-sublimation card printers and consumables. The Company sold this business in December 1998. A second subsidiary, Lasertechnics Marking Corporation ("LMC"), was engaged in fabricating, distributing and selling high-speed laser marking equipment. In April 1999 the Company sold LMC to affiliates of Amphion Capital Management, a major stockholder of the Company. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation." See also "Item 12. Certain Relationships and Related Transactions."

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

Markets

For business organizations, the 1990s were characterized by dramatic efforts to provide efficiencies such as organizational flattening, the use of the Internet for more efficient sales channels (e-commerce), and a move towards business-to-business Internet development to further provide efficiencies for activities between companies. AXCESS is focused on the next phase of this revolution, to leverage the corporate network to gain better utilization from the personnel and hardware assets of the enterprise. The continued development of the networked based solutions has provided the Company access to several new and growing markets over and above its existing industrial security market channels. The improved asset utilization solutions provided by the Company's products can benefit all types of organizations from service companies to manufacturing companies. AXCESS has identified 3 major markets that it believes can quickly realize benefits through the use of AXCESS' RFID and digital video systems:

          . Data Centers/Co-Location Centers - AXCESS' wireless RFID products provide around the clock information regarding the location and operational status of servers and other critical equipment. Additionally, using the same wireless RFID infrastrucure and digital video products, web hosts can control access to the building and sensitive areas and provide information directly to customers.

          . Healthcare (Hospitals) - hospitals rely on large amounts of expensive and mobile equipment to provide critical care to patients. Locating this equipment requires resources that would be better served treating patients. Lack of control costs the hospitals lost equipment and lost revenue. Additionally, to maintain accreditation hospitals must maintain stringent maintenance programs on their medical equipment. Using AXCESS' wireless RFID products hospital administrators can keep up to date on equipment location and operational status including hours of service.

          . Educational - with school safety becoming critical, the Company believes that its digital video solutions provide an economical way for school administrators and law enforcement officials to observe and record activities throughout a school system. Using existing networks in the schools, AXCESS digital video cameras and recording capabilities provide both real time and archived viewing of activities throughout a school campus.

Products and Services

RFID  Solutions

The ActiveTag(TM) System offers network-based resource management tools designed to leverage the customer's local area network ("LAN") to identify, locate and track mission-critical people and assets right from the desktop. From protecting office computers to monitoring personnel and inventory movements, this system brings total visibility to business operations.

     The ActiveTag(TM) System provides a single-system approach to a variety of automatic monitoring and tracking applications, including:

               .    Asset Management
               .    Personnel & Vehicle Access Control
               .    Personnel Monitoring
               .    Production and Process Control Inventory
               .    Tracking

     The ActiveTag(TM) System is comprised of 4 major components:

          . Tags - small battery powered wireless transmitters that can be attached to assets, vehicles and inventory or used as personnel identification ("ID"). The tags operate on dual frequencies to conserve battery power allowing them to operate for 3-5 years. Additional features allow the tag to transmit sensor information such as temperature levels, on/off indicator and open/close indications. The tag has read/write capabilities and can be made tamper proof for asset applications.

          . Activators and antennas - the activator is the cornerstone of the ActiveTag Control Point architecture. The activator is a stand-alone transmitter that connects directly to an application specific antenna to provide a low frequency activation signal to awaken tags as they pass through the antenna's field. The activator writes its location ID to the tag, which is then retransmitted along with the tag's unique ID to provide the tag's precise location at time of activation. By adjusting the power output on the activator, the activation area can be expanded or reduced, thus creating control points from a few feet in diameter to tens of feet across.

          . Receivers - network-capable general-purpose receivers detect tag signals, convert them into data and forward the information via the LAN. Multiple receivers can be networked throughout multiple facilities to enable enterprise-wide monitoring and tracking of assets, personnel and other mission-critical resources. The receiver processes and filters information received from any tag whether automatically activated at a control point or when triggered by a tamper or panic alarm. Tag transmissions can be received at a distance of about 35 feet in a typical office environment, with greater distances achievable in open air, line-of-sight applications.

          . ActiveTrac(TM) Software - provides a personnel, asset and vehicle monitoring solution, with integrated logging, tracking, alarming and reporting functions. ActiveTrac(TM) has a range of application uses including resource management, asset protection, personnel time and attendance, compliance monitoring, and inventory logistics. ActiveTrac(TM), coupled with the Company's ActiveTag(TM) automatic identification products, offers customers the ability to easily monitor and track asset and personnel movements throughout a facility. Identification and location data broadcast by the tags is gathered by network receivers and forwarded to the ActiveTrac(TM) application. The software time stamps, displays and logs the event information in a general-purpose database where it can be accessed via standard queries and reports.

Digital Video Solutions

AXCESS' Prism Video solution offers digital video and recording and remote video supervision. Delivering high speed, real-time video and audio, the Prism products provide field-proven, low-cost network video solutions including cameras, transmitters, and recorders as well as easy to use desktop software.

     Prism Video products are the perfect solution for:

               .    Covert Surveillance
               .    Video Alarm Verification
               .    Physical Security
               .    Compliance Monitoring
               .    Asset Management
               .    Operations Management
               .    Traffic Management
               .    Central Station Video

By mixing and matching any of the following components a customized digital video solution can be formed:

          . LANcam(TM) - a TCP/IP addressable digital video camera provides streaming video over a customer's existing LAN or wide area network ("WAN"). The LANcam(TM) has dynamic bandwidth throttling allowing bandwidth consumption as low as 9.6 kbps and multi-level user security features to prevent unauthorized access to the video.

          . LANconnect(TM) - a TCP/IP addressable digital video transmitter allows the customer to connect any existing standard CCTV camera to the LAN or WAN.

          . LANcorder(TM) - a powerful digital video recording alternative to time-lapse VCR's. By utilizing patented compression technology ("CODEC"), the LANcorder can digitally record up to 16 TCP/IP video streams simultaneously. LANcorder allows for simultaneous recording and viewing of recorded digital images from any node on the network equipped with the LANcorder viewer software. LANcorder will play back in a 4x4 (16 images) format all recorded cameras or will playback any individual video stream independently. An Open database communication ("ODBC") compliant driver used for logging events, alarms, Location ID, camera labels etc. Snapshots can be stored on an event basis.

          . PCPeek(TM), LANview(TM), and LANplayer(TM) software - this software suite delivers real time and recorded multi-media over various telecommunications facilities including phone lines, ISDN, and digital links using the TCP/IP communications protocol. Live video alarms can be received. Automatic video guard tours save labor cost. In addition to various recording capabilities such as event and full period recording, the software controls over 25 industry pan/tilt/zoom devices.


Enterprise Software Solutions

onlinesupervisor is a software platform that improves management productivity by providing a custom "supervisor information system" for each user. onlinesupervisor offers managers of any size business the ability to monitor and supervise operations at multiple remote locations from a standard web browser using the corporate network and the Internet. Operations activity throughout the enterprise is observed at the desktop using wireless RFID tags and networked video. Management by exception is automated, providing notification and on-line video clips of critical events that have occurred. Facility access is controlled and assets are automatically tracked and protected using the wireless identification tagging. The business manager can access live or archived video activities and review event data reports on personnel and asset activity at a site.

Additionally, onlinesupervisor has the added feature of automatically notifying the business manager via email or pager of predefined alarm or alert events immediately when they occur. The manager can then quickly access the site and make informed management decisions based on real-time Prism Video(TM) and ActiveTag(TM) RFID tag data from the site.

Research and Development

The Company plans to continually develop new products utilizing its existing technology and plans to bring new products to market throughout 2001. During 2000, the Company developed new applications for its technology outside of the security industry, including inventory management and asset management applications. The following new products were released in 2000 and are in full production and available for sale:

          RFID                          Digital Video
          ----                          -------------
          Plex Antenna                  LANplayer(TM)
          onlinesupervisor              LANcorder(TM)
          ActiveTag(TM)                 LANconnect(TM)
          ActiveTrac(TM)                LANview(TM)
          Beacon tag                    LANconnect(TM)


During 2000 and 1999, the Company spent $2,551,680 and $1,733,119, respectively, for research and development and plans to continue spending similar amounts in fiscal year 2001 to develop products to support the Company's continued revenue growth.

Patents and Proprietary Technology

The Company relies on a combination of patents, trade secrets, technology licenses, and other intellectual property rights. The Company was awarded two new patents in 2000, one in digital video compression and one in RFID automatic identification. The Company has received 14 U.S. patents with international coverage around the globe. The Company has 14 patents in various stages of prosecution with foreign patent authorities and several additional patents being prepared for filing. The period covered by the Company's issued patents ranges from 7 to 17 years. The Company intends to protect and enforce its intellectual property rights and to preserve its rights relating to its key product technologies to the extent commercially reasonable. The Company has registered a number of trade and service marks, including but not limited to the following:
AXCESS Inc.(TM), the AXCESS Inc. (logo)(TM), LANcam, ActiveTag(TM), onlineaccess.com(TM), and LANcorder (TM).

Competition

The market for our products and services is intensely competitive and is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products.

A number of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we do. We believe that the principal factors affecting competition in our market include product functionality, performance, flexibility and features, use of open standards technology, quality of service and support, company reputation, price and overall costs of ownership. In order to compete, the Company seeks to provide products that are technologically superior, and that deliver better value.

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

Sales Channels

The Company primarily sells through indirect channels using either dealer/integrators or distributors to reach the end users. During 1999 the Company sold primarily through security related channels but with the development of the networked based products the Company is targeting the information technology ("IT") channel to sell products. In the IT channel the Company is identifying and partnering with network integrators and value added resellers ("VAR") to reach the end users. In many instances the Company will identify and begin discussions with an end user, then bring a partner integrator into the transaction. Through this process the Company has more knowledge and better control of the end user. With the full system sales the Company has seen the sales cycle increase versus the security channel but the transaction potential is much larger. During 2000 the Company had over 175 customers. Of these customers, 25 made up 80% of the 2000 revenue.

Employees

As of December 31, 2000, the Company had 50 full-time employees and 1 part-time employee.

Government Regulation

Government regulations have not had, nor are they expected to have, a material effect on the Company's financial condition, results of operations or competitive position. FCC approval is required for some of the Company's principal products.

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

Ability to Continue as a Going Concern

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2000. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

Need for Additional Financing

The Company's business plan for 2001 is predicated principally upon the successful marketing of its RFID products and the digital video products acquired from Prism Video, Inc. in July 1999. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2001 and that it will be required to raise additional capital.

Failure to obtain additional capital could cause delay or abandonment of our business plans. The Company anticipates that it will depend on outside sources of capital to fund operating losses for at least the next twelve months. Additional capital may also be required for a variety of other reasons, including unforeseen delays, unanticipated expenses, increased capital requirements, engineering design changes and other technology risks or other corporate purposes. These additional funds may not be available. Even if those funds are available, we may not be able to obtain them on a timely basis, or on terms acceptable to us. Failure to obtain additional funds could result in the delay or abandonment of our development and expansion plans and we may be unable to fund our ongoing operations. Furthermore, the Company has substantial indebtedness in the form of demand notes and does not have the financial ability to satisfy a demand if made.

History of Losses and Expectation of Future Losses; Uncertainty of Future Profitability

From our incorporation in 1982 through December 31, 2000, we have incurred an accumulated loss of approximately $111.6 million and have been profitable in only one fiscal year during that time. There can be no assurance that we will generate sufficient revenues to achieve profitability in the future. If the Company is unable to generate sufficient revenues, then the valuation of purchased intellectual property may be impaired, resulting in the write-down of such assets and the recognition of losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Continued slow revenue growth and operating losses by the Company may indicate circumstances requiring an impairment to be recorded.

Future Development of Products

Introducing new technology involves, without limitation, risks of "bugs", prior release compatibility, customer modifications affecting standard interfaces, and unanticipated application environment anomalies. Although we use rigorous testing procedures and protocols, delays in product introductions or shipments could have a material adverse effect on our results of operations.

Much of our ability to compete depends on trade secrets, know-how and proprietary technical knowledge that is unprotected by patents. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously when appropriate, there can be no assurance that these efforts will be successful. Such protections may not preclude competitors from developing products similar to ours. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. There can also be no assurance that third parties will not assert intellectual property infringement claims against us. Any such infringement claim could result in protracted and costly litigation and could have a material adverse effect on our results of operation regardless of the outcome.

Obsolete Technology

The technology we use may become obsolete or limit our ability to compete effectively within the wireless, automatic identification and multi-media applicable industries. These industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of industry standards can render existing products obsolete and unmarketable. Our success will depend on our ability to enhance our existing products. Our success will also depend on our ability to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and that address increasingly sophisticated customer requirements.

Our business would be adversely affected if we were to incur difficulties or delays in developing new products or enhancements or if those products or enhancements did not gain market acceptance. Specifically:

     . we may not be successful in identifying, developing and marketing product enhancements or new products that respond to technological change or evolving industry standards;

     . we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products; and

     . our new products and enhanced products may not adequately meet the requirements of the marketplace and achieve market acceptance or may not keep pace with advances made by our competitors.

Outsourcing; Dependence on Manufacturers and Suppliers to Produce Systems

Because we outsource portions of our business, particularly for manufacturing, we depend heavily on third-party vendors, suppliers, and contractors. The failure by any of our vendors, suppliers, or contractors to fulfill their contractual obligations to us could adversely affect our operations. If we are unable to obtain sufficient components and manufacturers for the products, or develop alternative sources, delays in product introductions or shipments could occur and could have a material adverse effect on our results of operations.

NASDAQ Listing

Our common stock is listed on the NASDAQ SmallCap Market, which requires maintenance of certain quantitative and other standards for continual listing thereon.

On August 22, 1998, the Securities and Exchange Commission approved the new NASDAQ listing requirements for continued listing on the NASDAQ SmallCap Market. In particular, the new NASDAQ listing requirements require that a company currently included in NASDAQ meet each of the following standards to maintain its continued listing: (i) either (A) net tangible assets (defined as total assets, minus goodwill, minus total liabilities) of $2 million, (B) total market capitalization of $35 million, or (C) net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000; (ii) public float of at least 500,000 shares, with a market value of at least $1 million; (iii) minimum bid price of $1; (iv) at least two market makers; (v) at least 300 round lot beneficial shareholders; and (vi) compliance with certain corporate governance requirements. As of March 15, 2001, the closing bid price of our common stock was $4.00 per share, which is in excess of the minimum bid price of $1.00 per share established by the new NASDAQ listing requirements.

As of December 31, 2000, our net tangible assets were in excess of the $2 million threshold established by the new NASDAQ listing requirements.

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

Small Trading Volume and Volatility of Stock Price

The weekly trading volume of our common stock in the over-the-counter market during 2000 varied from a few thousand shares to 324,000 shares, which may tend to increase the volatility of the price. From January 2000 through December 31, 2000, the closing bid price of our common stock in the over-the-counter market has varied from a low of $3.50 to a high of $11.63 per share. There can be no assurance that the price volatility will not continue in the future.

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

Potential Adverse Effect of Shares Eligible for Future Sale; Outstanding Convertible Securities and Warrants

Future sales of our common stock in the public market by existing stockholders, warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of our common stock. At March 15, 2001, 3,478,086 shares of common stock were issued and outstanding with approximately 1,400,000 shares freely tradable without restriction under the Securities Act. If exercised, the convertible debt, convertible securities, warrants and options outstanding at March 15, 2001, would result in over 18,000,000 additional shares of common stock issued and outstanding. See Notes 10, 11, and 12 in Notes to Consolidated Financial Statements.

Item 2. DESCRIPTION OF PROPERTIES.

The Company leases a 14,508 square foot facility in Carrollton, Texas used for administrative, engineering and sales offices. This facility is rented under a one year agreement that terminates in November 2001. The monthly rent is $9,068. The Company leases 3,171 square feet in Tustin, California used for engineering space. This lease will terminate in September 2005. The monthly rent is $5,549. The Company's facilities are suitable and adequate to accommodate the Company's operations. The Company's management considers each of these facilities to be in good condition and is of the opinion that the facilities are adequately covered by insurance.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the symbol AXSI. The table below sets forth high and low closing prices for the common stock during each of the periods indicated, as reported by the NASDAQ. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                2000                              1999
                                                ----                              ----
               QUARTER ENDED             LOW            HIGH                LOW          HIGH
               -------------            -----           ----               -----         ----
               March 31                 $5.13          $11.63              $1.25         $2.94
               June 30                   4.94           10.25               2.31          3.06
               September 30              5.88            8.25               2.19          3.44
               December 31               3.50            7.13               2.69          6.00

As of March 15, 2001, the Company had 1,311 holders of record of voting common stock and one holder of record of non-voting common stock. The Company estimates that there were approximately 4,680 beneficial owners of its common stock as of the same date.

The Company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future as it contemplates retaining all earnings to finance the continued growth of the Company's business. All series of preferred stock rank senior in right of payment to the Company's common stock and on a parity with all series of preferred stock as to dividends.

Recent Sale of Unregistered Securities

During 2000 the Company issued unregistered securities in connection with each of the transactions described below. The issuance of the preferred stock, common stock and warrants were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates and warrants.

On September 30, 1999 the Company signed a 10% convertible note with Amphion Ventures, L. P. under which the Company borrowed $5,986,395 through December 31, 1999. On December 31, 1999 Amphion Ventures, L.P. elected to convert $3,323,423 of these borrowings into 332 shares of the Company's Series 2000 Non-Voting Preferred Stock, par value $.01 per share (the "Series 2000 Preferred Stock"). On April 1, 2000, Amphion Ventures, L.P. elected to convert an additional $150,000 of these borrowings into 15 shares of Series 2000 Preferred Stock. On September 30, 1999 and October 2, 2000 the Company issued warrants to purchase 180,362 shares and 117,999 shares respectively of common stock for $2.10 in connection with the issuance of the 10% convertible note.

On March 29, 2000, the Company completed a private equity placement with the incuVest LLC. In connection with that transaction the Company received $5,000,000 and issued 500 shares of Series 2000 Preferred Stock. The Series 2000 Preferred Stock is subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to its stated value of $10,000, plus any accrued, but unpaid dividends thereon. The Company's optional right of redemption is subject to Series 2000 Preferred Stock holder's right to convert Series 2000 Preferred Stock, into non-voting common stock, within ten business days after the Company's notice of redemption. The Series 2000 Preferred Stock is also subject to the mandatory conversion by the Company into shares of the Company's non-voting common stock if (a) the closing bid price of the Company's common stock on the NASDAQ SmallCap Market is greater than $7.50 per share for a period of at least twenty consecutive trading days and (b) the trading volume of the common stock on the NASDAQ SmallCap Market is at least 50,000 shares per day as measured by NASDAQ during each of such twenty consecutive trading days.

On September 14, 2000 the Company issued a 9.5% note, in the principal amount of $400,000 (plus additional amounts shown on the schedule of advances to the note), to incuVest LLC. The principal outstanding under this Note may be converted into securities of the Company at the option of incuVest LLC. At December 26, 2000, borrowings under this note totaled $3,391,106, and were due and payable on demand by incuVest LLC. On December 26, 2000 incuVest LLC elected to convert $3,300,000 of these borrowings into 330 shares of Series 2000 Preferred Stock, leaving a balance of $91,106 outstanding at December 31, 2000.

On December 14, 2000, J. P. Morgan Investment Corporation agreed with the Company to extend the maturity date of the $400,000 balance remaining under the Note Purchase Agreement originally due December 31, 1999 by one year. The balance of the indebtedness under the senior notes issued under the Note Purchase Agreement is now due in full by the Company on December 14, 2001. The Company issued warrants to purchase 8,000 shares of common stock for $5.00 in consideration for extending the term of indebtedness. The warrants were valued at $13,600, which is being amortized to interest expense over the remaining term of the loan.

During 2000, the Company issued (a) 5,999 shares of Series A Preferred Stock to the holders thereof as payment in full for $155,961 of accrued, but unpaid dividends on the Series A Preferred Stock, (b) 5,492 shares of Series B Preferred Stock to the holders thereof for $155,961 of accrued, but unpaid dividends on the Series B Preferred Stock, and (c) 3,685 shares of Series C Preferred Stock to the holders thereof for $111,239 of accrued, but unpaid dividends on the Series C Preferred Stock.

During 2000, the Company issued (a) 53 shares of Series I Preferred Stock to the holders thereof for $526,128 of accrued, but unpaid dividends on the Series I Preferred Stock, and (b) 154 shares of Series J Preferred Stock to the holders thereof for $1,534,301 of accrued, but unpaid dividends on the Series J Preferred Stock.

During 2000, the Company issued (a) 11 shares of Series 1999 Preferred Stock to the holders thereof as payment for $107,013 of accrued, but unpaid dividends of the Series 1999 Preferred Stock, and (b) 59 shares of Series 2000 Preferred Stock to the holders thereof for $593,445 of accrued, but unpaid dividends of the Series 2000 Preferred Stock.

Preferred Stock Conversion Terms

Series A, B and C Preferred Stock. Each share of Series A, B, and C Convertible Preferred Stock is convertible at the option of the holders into voting common stock on a share-for-share basis. The Company may redeem the Series A, B and C Convertible Preferred Stock at any time at the $26.00, $28.40 and $30.20 stated value, respectively, plus accrued dividends, subject to the stock holder's right to convert to voting common stock for 10 business days following receipt of the Company's notice of redemption.

Series I and J Preferred Stock. Each Share of Series I Preferred Stock and Series J Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of voting or non-voting common stock of the Company, respectively, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $4.00 per share. The Series I Preferred Stock and the Series J Preferred Stock are both subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the $10,000 stated value, plus any accrued, but unpaid dividends thereon. The Company's optional right of redemption is subject to each Series I Preferred Stock or Series J Preferred Stock holder's right to convert such preferred stock into voting or non-voting common stock, as the case may be, within ten business days after the Company's notice of redemption.

The Series I Preferred Stock and the Series J Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company's voting or non-voting common stock, as the case may be, if the closing bid price of the Company's common stock on the NASDAQ SmallCap Market is at least $10.00 per share for a period of at least ninety (90) consecutive trading days.

Series 1999 Preferred Stock and Series 2000 Preferred Stock. Each share of Series 1999 and Series 2000 Preferred Stock is convertible in whole or in part at any time at the option of the holder into a number of shares of voting or non-voting common stock of the Company, as the case may be, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $2.50 or $3.50, respectively.

The Series 1999 Preferred Stock and the Series 2000 Preferred Stock are both subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the $10,000 stated value, plus any accrued, but unpaid dividends thereon. The Company's optional right of redemption is subject to each Series 1999 Preferred Stock or Series 2000 Preferred Stock holder's right to convert such preferred stock into voting or non-voting common stock, as the case may be, within 10 business days after the Company's notice of redemption.

The Series 1999 Preferred Stock and the Series 2000 Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company's voting or non-voting common stock, as the case may be, if (a) the closing bid price of the Company's common stock on the NASDAQ SmallCap Market is at least $7.50 per share for a period of at least twenty consecutive trading days and (b) the trading volume of the common stock on the NASDAQ SmallCap Market is at least 50,000 shares per day as measured by NASDAQ during each of such twenty consecutive trading days.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Background

In September 1998, the Company acquired its active radio frequency identification ("RFID") technology. The Company determined this technology to be its primary and core strategic focus, based on market demand, market size, product differentiation, competitive environment and other factors.

Accordingly, in March 1999, the Company entered into a definitive agreement to sell its Lasertechnics Marking Corporation ("LMC") subsidiary to affiliates of Amphion Capital Management, a major stockholder of the Company. The Company's rights and interests in certain products and technology under development with XL Vision, Inc. were also included in the sale. On April 30, 1999, the Company completed the sale and received $500,000 in cash, $2,000,000 in debt cancellation, a $4,000,000 note receivable due March 2002 (or 2004 under certain conditions), a $500,000 demand note receivable and a warrant with an exercise price of $2.50 per share to purchase equity in the Amphion-controlled enterprise to which Amphion transferred these businesses and assets representing approximately 8% of that enterprise. The gain from the disposition of LMC and the technology assets totaled approximately $3,900,000 and was recorded in the quarter ended June 30, 1999.

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

As a result of these transactions, the Company now provides computer network-based solutions for improving the utilization of corporate assets to improve operations productivity, physical security, asset management, manufacturing logistics and enterprise resource planning (commonly referred to as ("ERP"), and financial reporting. The Company's products include hands-free, long range RFID technology used to track and monitor people, assets, inventory and vehicles as well as patented digital video compression technology for enterprise multi-media transmission and digital recording. The Company's products incorporate patented technologies in wireless, automatic identification and multi-media.

Results of Operations

Sales and Gross Profit. Sales for the year ending December 31, 2000 and 1999 were $2,350,736 and $1,246,880, respectively. The Company realized gross profits of $501,231 in 2000 and $490,689 in 1999.

RFID product sales were $823,601 and $429,459 for 2000 and 1999, respectively. Cost of sales were $906,322 in 2000, which includes warranty costs of $315,710. A one time charge to cost of sales of $268,823 was recorded during 2000 for warranty costs due to a tag manufacturing problem that might have resulted in reduced battery life causing tags to die prematurely. All potentially affected tags were replaced. Management believes that the corrections made to the tag manufacturing process will reduce future warranty costs to historical levels. See note 1 of notes to financial statements. In 1999 cost of sales was $368,092. As a result gross profits (loss) from RFID products were $(82,721) in 2000 and $61,367 in 1999.

Digital video product sales were $1,527,135 and $817,421 for 2000 and 1999, respectively. Cost of sales were $943,183 in 2000 and $388,099 in 1999. As a result gross profits from digital video products were $583,952 in 2000 and $429,322 in 1999. The Company began producing and selling digital video products
in July 1999.   The increase in sales was due to the products being available for the full year.

Operating Expenses. Operating expenses were $10,102,242 and $7,890,589, in 2000 and 1999, respectively. This increase was due to an increase in research and development in connection with the development of new products and an increase in selling and marketing expenses.

Corporate general and administrative expenses were $2,573,321 and $2,639,166 in 2000 and 1999, respectively. The decrease is attributable to a reduction in September 1999 of employee headcount by approximately twenty percent to eliminate overlapping duties resulting from the July 1999 acquisition of Prism Video.

Research and development expenses were $2,551,680 in 2000 and $1,733,119 in 1999, respectively. This increase was due to an increase in research and development in connection with the development of new products associated with the both the RFID and digital video technologies.

Selling and marketing expenses were $3,204,995 in 2000 and $2,560,739 in 1999. The Company increased its advertising and marketing expenses to expand product awareness beyond the security industry.

Other income (expense), net was $(790,423) and $1,291,332 in 2000 and 1999, respectively. A gain of $2,044,109 was realized in 1999 from the sale of the Company's rights and interests in certain products and the technology under development in connection with the sale of LMC. Interest expense was $1,176,321 and 624,494 in 2000 and 1999, respectively. This increase reflects the increased note payable balance in 2000. This increase in notes payable was a result of the purchase of Prism in 1999. Interest income was $374,854 and $233,370 in 2000 and 1999, respectively. This increase was a result of an increase in notes receivable from the stockholder of the Company. The increase in notes receivable from the stockholder occurred as a result of the sale in 1999 of the Company's LMC subsidiary and certain technology assets under development.

Loss from continuing operations was $10,391,434 and $6,108,568 in 2000 and 1999, respectively. Losses increased by $4,282,866 in 2000 compared to 1999. On April 30, 1999 the Company recorded a nonrecurring gain on sale, in the amount of $2,044,109, for the sale of the Company's LMC subsidiary and certain technology assets under development. This nonrecurring gain reduced the loss reported in 1999. This increase in loss in 2000 can also be attributed to the RFID warranty reserve recorded in 2000 and increased operating expenses associated with the development of new products and increased selling and marketing expenses.

Gain from discontinued operations was $1,708,545 in 1999. A gain on the disposal of the LMC subsidiary was realized in 1999. See note 4 of notes to financial statements.

Liquidity and Capital Resources

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital requirements. At December 31, 2000, the Company had a working capital surplus of $22,378.

The Company's operations continued to generate losses in 2000. The Company's cash increased $384,924 during 2000 with operating activities using $8,650,725 of cash. The Company funded operations primarily through private sales of its equity securities and debt offerings with financing activities providing net cash of $9,492,051.

No additional borrowings were available under the 10% convertible note from Amphion at December 31, 2000 or 1999.

The Company's business plan for 2001 is predicated principally upon the successful marketing of its RFID products and the digital video products acquired from Prism Video, Inc. in July 1999. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2001 and that it will be required to raise additional capital.

The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company's actual funding needs will depend on numerous factors, including actual expenditures and revenues generated from its operations compared to its business plan. If the Company's losses continue, the Company will have to obtain funds to meet its cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or the Company may be required to curtail its operations or seek a merger partner. Any additional funding may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

The Company is actively seeking investors to raise additional capital. Through March 16, 2001, incuVest provided $1,675,000 of additional working capital through loans under demand notes. However, no assurance can be given that such funding will continue, and incuVest has the right to call the balance of the demand notes at any time. The Company does not have the ability to satisfy such a demand, if made.

Other

Inflation. Inflation has not had and is not expected to have a material impact on the operations and financial condition of the Company.



Item 7. FINANCIAL STATEMENTS.

                                                                                            Page
                    Report of Ernst & Young LLP, Independent Auditors..................     F-1

                    Consolidated Financial Statements:

                    Consolidated Balance Sheets at December 31, 2000 and 1999..........     F-2
                    Consolidated Statements of Operations for the
                       Years Ended December 31, 2000 and 1999..........................     F-3
                    Consolidated Statements of Stockholders' Equity
                       for the Years Ended December 31, 2000 and 1999..................     F-4
                    Consolidated Statements of Cash Flows for the
                       Years Ended December 31, 2000 and 1999..........................     F-5
                    Notes to Financial Statements......................................     F-6


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information regarding Directors, Executive Officers, Promoters and Control Persons is incorporated by reference in this Form 10-KSB to the sections entitled "Principal Shareholders," "Management," and "General" in the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 6, 2001.

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number                                       Description
------     ----------------------------------------------------------------------------------
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

3.11       --Ninth Amendment to Certificate of Incorporation of the Company dated June 9,
           1999.  Incorporated herein by reference to Exhibit 3.11 to the Company's Annual
           Report on Form 10-KSB for the year ended December 31, 1999.

3.12       --Certificate of Amendment of Certificate of Incorporation of the Company dated
           June 6, 2000.  Incorporated herein by reference to Exhibit 3.1 to the Company's
           Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

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

               4.6 -Certificate of Designation of the Company's Series 2000 Non-Voting Preferred Stock. Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

               10.1 --1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics' Annual Report on Form 10-KSB for the year ended December 31, 1991. +

               10.2 --Purchase of common stock and Convertible Note Agreement between the Company and J. P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

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

               10.17 --Letter Agreement dated December 30, 1999, by and between the Company and Amphion Ventures L.P. regarding the Convertible Note Payable dated September 30, 1999. Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

               10.18 --Non-Voting Common Stock Purchase Warrant dated September 30, 1999, to purchase 180,362 shares of the Company's non-voting common stock, issued to Amphion Ventures L.P. Incorporated herein by reference to
                         Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

               10.19 --Employment Agreement dated July 16, 1999, by and between the Company and Allan Griebenow. Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. +

               10.20 --AXCESS Inc. Stock Option Plan. Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-80857). +

               10.21 --AXCESS Inc. Director Compensation Plan. Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-80843). +

               10.22 --Stock Purchase Agreement dated March 29, 2000, by and between the Company and incuVest LLC. Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

               10.23 --AXCESS Inc. Non-Employee Directors' Stock Option Plan. Incorporated herein by reference to Exhibit 4.(a) to the Company's Registration Statement on Form S-8 (Registration No. 333-98160). +

               10.24 --Amendment No. 1 to the AXCESS Inc. 1991 Incentive Stock Option Plan dated April 26, 2000. Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000. +

               10.25 --Commitment letter dated August 16, 2000, from incuVest LLC regarding the purchase of 500 shares of Series 2000A Preferred Stock. Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

               10.26 --Demand Note dated as of September 14, 2000, executed by the Company payable to incuVest LLC in the principal amount of $400,000. Incorporated herein by reference to
                         Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

               10.27 --Senior Promissory Note dated December 14, 2000, executed by the Company payable to J.P. Morgan Investment Corporation, in the principal amount of $400,000.*

               10.28 --Voting Common Stock Purchase Warrant dated December 14, 2000, to purchase 8,000 shares of the Company's voting common stock, issued to J.P. Morgan Investment Corporation.*

               10.29 --Letter dated December 26, 2000, from incuVest LLC regarding conversion of the Demand Note dated September 14, 2000, executed by the Company payable to incuVest LLC. in the principal amount of $400,000.*

               10.30 --Letter dated December 29, 2000, from Amphion Ventures, LP to the Company regarding Series A, B, and C Preferred Stock Dividends.*

               10.31 --Letter dated December 29, 2000, from Jackson Hole Management Co. to the Company regarding Series C Preferred Stock Dividends.*

               10.32 --Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000.*

               10.33 --Subordinated Promissory Note dated April 30, 1999 executed by Amphion Ventures L.P. payable to the Company, in the principal amount of $4,000,000.*

               10.34 -- Security Agreement dated April 30, 1999 by Amphion Ventures L.P. in favor of the Company regarding the Stock and Asset Purchase Agreement dated March 30, 1999 by and among Amphion Ventures L.P., Antiope Partners, L.L.C. and the Company.*

               10.35 --Notice of Assignment dated July 28, 1999 from the Company to Amphion Ventures, L.P. regarding the April 30, 1999 Purchase Note executed by Amphion Ventures L.P.*

               10.36 --Security Agreement dated July 28, 1999 among the Company and Prism Video, Inc. regarding the Subordinated Promissory Note dated as of April 30, 1999 executed by Amphion Ventures L.P. payable to the Company.*

               10.37 --Purchase Note dated July 28, 1999 executed by the Company payable to Prism Video, Inc. and BIL Far East Holdings Limited, in the principal amount of $4,000,000.*

               21.1      --Subsidiaries of the Company.*

               23.1      --Consent of Ernst & Young LLP.*

_________

* Filed herewith
+ Denotes management contract or compensatory plan.

(b) Reports on Form 8-K.
None.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                                AXCESS INC.


                                By: /s/ Richard C.E. Morgan
                                    ------------------------------------------
                                    Richard C.E. Morgan, Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 29th day of March, 2000.

     SIGNATURE                   CAPACITY

/s/ Richard C.E. Morgan          Chairman of the Board
-----------------------------
Richard C.E. Morgan

/s/ Allan Griebenow              Director, President and Chief Executive Officer
-----------------------------    (Principal Executive Officer)
Allan Griebenow


/s/ James R. Craig               Chief Financial Officer and Secretary
-----------------------------    (Principal Accounting and Financial Officer)
James R. Craig


/s/ Paul J. Coleman, Jr.         Director
-----------------------------
Paul J. Coleman, Jr.


/s/ Robert J. Bertoldi           Director
-----------------------------
Robert J. Bertoldi

/s/ David J. Illingworth         Director
-----------------------------
David J. Illingworth

/s/ Gregory W. Haskell           Director
-----------------------------
Gregory W. Haskell

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
AXCESS, Inc.

We have audited the accompanying consolidated balance sheets of AXCESS, Inc. (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXCESS, Inc., at December 31, 2000 and 1999, and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

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

                                               /s/ ERNST & YOUNG LLP

Dallas, Texas
February 9, 2001

                                  AXCESS INC.
                          Consolidated Balance Sheets
                          December 31, 2000 and 1999


                                                                                                    2000           1999
                                                                                               -------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents............................................................      $     454,374   $     69,450
    Accounts receivable - trade, net of allowance for doubtful accounts of
      $23,954 and $0 at December 31, 2000 and 1999, respectively.........................            209,793        459,654
    Inventory............................................................................          1,245,003        845,400
    Prepaid expenses and other...........................................................          1,091,435        695,334
                                                                                               -------------   ------------

        Total current assets.............................................................          3,000,605      2,069,838

Property, plant and equipment, net.......................................................            493,729        544,441
Long-term note receivable - stockholder..................................................          3,902,375      3,902,375
Intellectual property, net...............................................................          4,792,154      6,043,142
Other assets.............................................................................             34,716             --
                                                                                               -------------   ------------

        Total assets.....................................................................      $  12,223,579   $ 12,559,796
                                                                                               =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.....................................................................      $   1,079,154   $    447,889
    Other accrued liabilities............................................................            824,287      1,233,650
    Notes payable:
         Stockholder.....................................................................          1,071,106        980,000
         Other...........................................................................                 --         22,309
    Dividends payable....................................................................              3,680          8,448
                                                                                               -------------   ------------
        Total current liabilities........................................................          2,978,227      2,692,296

    Noncurrent notes payable to Stockholders.............................................          6,078,269      5,921,999
                                                                                               -------------   ------------

        Total liabilities................................................................          9,056,496      8,614,295
                                                                                               -------------   ------------

Stockholders' equity:
    Convertible preferred stock, 7,000,000 shares authorized; 165,187 shares issued and outstanding in 2000 and 148,889 in 1999; $45,233,025 aggregate
     liquidation preference in 2000 and $33,598,919 in 1999..............................         45,233,025     33,598,919
    Common stock, $.01 par value, 50,000,000 shares authorized in 2000 and 12,000,000
     in 1999; 3,466,486 shares issued and outstanding in 2000 and 3,298,368 in 1999......             34,665         32,984
    Non-voting convertible common stock, $0.1 par value, 2,250,000 shares authorized;
     112,492 shares issued and outstanding in 2000 and 1999, convertible into common
     stock on a one share for one share basis............................................              1,125          1,125
    Additional paid-in capital...........................................................         69,490,368     61,387,968
    Accumulated deficit..................................................................       (111,592,100)   (91,075,495)
                                                                                               -------------   ------------
        Total stockholders' equity.......................................................          3,167,083      3,945,501
                                                                                               -------------   ------------

        Total liabilities and stockholders' equity.......................................      $  12,223,579   $ 12,559,796
                                                                                               =============   ============

                            See accompanying notes.

                                  AXCESS INC.
                     Consolidated Statements of Operations
                    Years Ended December 31, 2000 and 1999

                                                                                        2000            1999
                                                                                   ------------    -----------
Sales.........................................................................     $  2,350,736    $ 1,246,880
Cost of sales.................................................................        1,849,505        756,191
                                                                                   ------------    -----------

        Gross profit..........................................................          501,231        490,689
                                                                                   ------------    -----------

Expenses:
    Research and development..................................................        2,551,680      1,733,119
    General and administrative................................................        2,573,321      2,639,166
    Selling and marketing.....................................................        3,204,995      2,560,739
    Depreciation and amortization.............................................        1,772,246        957,565
                                                                                   ------------    -----------
        Operating expenses....................................................       10,102,242      7,890,589
                                                                                   ------------    -----------

        Loss from operations..................................................       (9,601,011)    (7,399,900)

Other income (expense):
    Interest expense..........................................................       (1,176,321)      (624,494)
    Interest income...........................................................          374,854        233,370
    Other.....................................................................           11,044      1,682,456
                                                                                   ------------    -----------
        Other expense, net....................................................         (790,423)     1,291,332
                                                                                   ------------    -----------
        Loss from continuing operations.......................................      (10,391,434)    (6,108,568)

Discontinued operations:
    Loss from operations......................................................               --       (148,080)
    Gain on disposal of discontinued operations...............................               --      1,856,625
                                                                                   ------------    -----------
        Gain from discontinued operations.....................................               --      1,708,545
                                                                                   ------------    -----------

        Net loss..............................................................      (10,391,434)    (4,400,023)

Preferred stock dividend requirements.........................................      (10,125,171)    (3,024,905)
                                                                                   ------------    -----------

        Net loss applicable to common stock...................................     $(20,516,605)   $(7,424,928)
                                                                                   ============    ===========

Basic and diluted net loss per share:

    Continuing operations.....................................................     $      (6.10)   $     (2.90)

    Discontinued operations...................................................                -           0.54
                                                                                   ------------    -----------

    Net loss applicable to per common share...................................     $      (6.10)   $     (2.36)
                                                                                   ============    ===========

Weighed average shares of common stock outstanding............................        3,365,950      3,146,846
                                                                                   ============    ===========

                            See accompanying notes.

                                  AXCESS INC.
                Consolidated Statements of Stockholders' Equity
                    Years Ended December 31, 2000 and 1999

                                                        CONVERTIBLE                               NON-VOTING
                                                      PREFERRED STOCK        COMMON STOCK        COMMON STOCK
                                                   ---------------------  -------------------  ----------------
                                                   NUMBER                  NUMBER              NUMBER             ADDITIONAL
                                                     OF         PAR          OF        PAR       OF       PAR      PAID-IN
                                                   SHARES      VALUE       SHARES     VALUE    SHARES    VALUE     CAPITAL
-------------------------------------------------  -------  ------------  ---------  --------  -------  -------  ------------

Balance at December 31, 1998.....................  148,247   $27,179,880  2,879,368   $28,794  112,492   $1,125   $58,515,848
  Issuance of Series 1999 Preferred Stock........      125     1,250,000         --        --       --       --            --
  Conversion of convertible notes
     payable to stockholders' into
     Series 2000 Preferred Stock.................      332     3,323,423         --        --       --       --            --
  Issuance of Series I, Series J and
     Series 1999 Preferred stock for
     dividends payable...........................      185     1,845,616         --        --       --       --            --
  Warrant issued in connection with
     acquisition of Prism Video, Inc.
     assets......................................       --            --         --        --       --       --     1,035,000
  Warrants issued with convertible
     debt........................................       --            --         --        --       --       --       422,011
  Issuance of common stock in connection with
   technology license acquisition................       --            --    300,000     3,000       --       --       372,000
  Issuance of common stock upon                                                                     --       --
     exercise of stock options...................       --            --    119,000     1,190       --       --       370,930
  Preferred stock dividends......................       --            --         --        --       --       --       672,179
  Net loss.......................................       --            --         --        --       --       --            --
                                                   -------   -----------  ---------   -------  -------  -------   -----------
Balance at December 31, 1999.....................  148,889    33,598,919  3,298,368    32,984  112,492    1,125    61,387,968
  Purchase of Series 2000 Preferred Stock........      500     5,000,000         --        --       --       --            --
  Conversion of convertible notes
     payable to stockholders' into
     Series 2000 Preferred Stock.................       15       150,000         --        --       --       --            --
  Issuance of Series A, Series B and
     Series C Preferred stock for
     dividends payable...........................   15,176       423,161         --        --       --       --            --
  Issuance of Series I and Series J
     Preferred stock for  dividends payable......      207     2,060,487         --        --       --       --            --
  Issuance of Series 1999 and 2000
     Preferred stock for dividends payable.......       70       700,458         --        --       --       --            --
  Conversion of demand notes
     payable to stockholders into
     Series 2000 Preferred Stock.................      330     3,300,000         --        --       --       --            --
  Warrants issued with convertible
     debt........................................       --            --         --        --       --       --       680,293
  Issuance of common stock upon
     exercise of stock options...................       --            --    168,118     1,681       --       --       476,274
  Preferred stock dividends......................       --            --         --        --       --       --     6,945,833
  Net loss.......................................       --            --         --        --       --       --            --
                                                   -------   -----------  ---------   -------  -------  -------   -----------
Balance at December 31, 2000.....................  165,187   $45,233,025  3,466,486   $34,665  112,492   $1,125   $69,490,368
                                                   =======   ===========  =========   =======  =======  =======   ===========

                                                                          TOTAL
                                                       ACCUMULATED    STOCKHOLDERS'
                                                         DEFICIT          EQUITY
-------------------------------------------------    ---------------  --------------

Balance at December 31, 1998.....................     $ (83,650,567)   $  2,075,080
  Issuance of Series 1999 Preferred Stock........                --       1,250,000
  Conversion of convertible notes
     payable to stockholders' into
     Series 2000 Preferred Stock.................                --       3,323,423
  Issuance of Series I, Series J and
     Series 1999 Preferred stock for
     dividends payable...........................                --       1,845,616
  Warrant issued in connection with
     acquisition of Prism Video, Inc.
     assets......................................                --       1,035,000
  Warrants issued with convertible
     debt........................................                --         422,011
  Issuance of common stock in connection with
   technology license acquisition................                --         375,000
  Issuance of common stock upon
     exercise of stock options...................                --         372,120
  Preferred stock dividends......................        (3,024,905)     (2,352,726)
  Net loss.......................................        (4,400,023)     (4,400,023)
                                                      -------------    ------------
Balance at December 31, 1999.....................       (91,075,495)      3,945,501
  Purchase of Series 2000 Preferred Stock........                --       5,000,000
  Conversion of convertible notes
     payable to stockholders' into
     Series 2000 Preferred Stock.................                --         150,000
  Issuance of Series A, Series B and
     Series C Preferred stock for
     dividends payable...........................                --         423,161
  Issuance of Series I and Series J
     Preferred stock for dividends payable.......                --       2,060,487
  Issuance of Series 1999 and 2000
     Preferred stock for dividends payable.......                --         700,458
  Conversion of demand notes
     payable to stockholders into
     Series 2000 Preferred Stock.................                --       3,300,000
  Warrants issued with convertible
     debt........................................                --         680,293
  Issuance of common stock upon
     exercise of stock options...................                --         477,955
  Preferred stock dividends......................       (10,125,171)     (3,179,338)
  Net loss Other.................................       (10,391,434)    (10,391,434)
                                                      -------------    ------------
Balance at December 31, 2000 Net loss............     $(111,592,100)   $  3,167,083
                                                      =============    ============

                            See accompanying notes.

                                  AXCESS INC.
                    Consolidated Statements of Cash Flows
                    Years Ended December 31, 2000 and 1999

                                                                                                         2000           1999
                                                                                                    ------------    -----------
Cash flows from operating activities:
    Loss from continuing operations...............................................................   $(10,391,434)   $(6,108,568)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation and amortization.............................................................      1,772,246        957,565
        Amortization of financing discount and issuance costs.....................................        341,263        158,302
        Gain on sale of assets....................................................................         (6,143)    (2,027,983)
        Changes in operating assets and liabilities:
          Accounts receivables....................................................................        249,861       (302,192)
          Inventory...............................................................................       (402,476)      (176,782)
          Prepaid expenses and other..............................................................       (430,817)      (158,984)
          Other assets............................................................................         (8,000)        10,061
          Accounts payable........................................................................        631,265       (377,938)
          Other liabilities.......................................................................       (406,490)      (666,359)
                                                                                                     ------------    -----------

             Net cash used by operating activities................................................     (8,650,725)    (8,692,878)

Cash flow from investing activities:
    Capital expenditures..........................................................................       (456,402)      (197,954)
    Proceeds from sale of assets..................................................................             --        902,527
    Principal payments on note receivable.........................................................             --         98,249
                                                                                                     ------------    -----------
             Net cash provided (used) by investing activities.....................................       (456,402)       802,822
Cash flow from financing activities:
    Borrowings under financing agreements.........................................................      6,071,399      6,079,139
    Principal payments on financing agreements....................................................     (2,057,302)    (1,188,182)
    Net proceeds from issuance of common and preferred stock......................................      5,477,954        372,120
                                                                                                     ------------    -----------
             Net cash provided by financing activities............................................      9,492,051      5,263,077
    Net cash provided by discontinued operations..................................................             --      1,121,000
                                                                                                     ------------    -----------
    Net increase (decrease) in cash and cash equivalents..........................................        384,924     (1,505,979)
Cash and cash equivalents, beginning of period....................................................         69,450      1,575,429
                                                                                                     ------------    -----------
Cash and cash equivalents, end of period..........................................................   $    454,374    $    69,450
                                                                                                     ============    ===========
Supplemental information:
    Cash paid during the year for interest........................................................   $    295,109    $    78,677
                                                                                                     ============    ===========

                            See accompanying notes.

                                AXCESS INC.
                  Notes to Consolidated Financial Statements
                               December 31, 2000


(1)    Summary of Significant Accounting Policies

   (a) Description of Business

       AXCESS provides computer network-based asset management solutions to improve asset utilization, operations productivity, physical security, manufacturing logistics, enterprise resource planning (commonly referred to as "ERP"), and financial reporting. The Company's products are based on hands-free, long range radio frequency identification ("RFID") technology used to track and monitor people, assets, inventory and vehicles, as well as patented digital video compression technology for enterprise multi-media transmission and digital recording. The Company's intellectual property includes patented technologies in wireless, automatic identification and multi-media. In 2000, the Company's products were further developed as network add-on appliances and coupled with browser-based software. This enabled the Company to sell complete systems as opposed to discrete products. The browser software delivers information tailored to each end user via the enterprise network/Internet, with an added capability to provide custom alerts in the form of e-mail, or pages to wireless application protocol ("WAP") enabled devices.

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

       The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments, Antiope Partners, XL Vision, Inc. and incuVest LLC (collectively, the "Amphion Group"). If the Amphion Group were to exercise warrants options which it holds and convert its holdings of convertible preferred stock, debt and non-voting common stock to common stock, it would have majority ownership and voting control of the Company. See Notes 9, 10 and 11.

   (c) Use of Estimates

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

   (d) Statements of Cash Flows

       The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   (e) Inventory

       Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at December 31:

                                                   2000         1999
                                               ----------   ----------
                    Raw materials..........    $  571,230   $  585,608
                    Work-in-process........        65,350      113,447
                    Finished goods.........       608,423      146,345
                                               ----------   ----------
                                               $1,245,003   $  845,400
                                               ==========   ==========

   (f) Fair Value of Financial Instruments

       The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

       The carrying value of the Company's note receivable from stockholder approximates fair value as it bears interest at rates approximating current market rates.

       The outstanding borrowings under the Company's long-term notes payable bear interest at current market rates, and therefore, the carrying amount of debt approximates estimated fair value at December 31, 2000 and 1999.

   (g) Revenue Recognition

       The Company recognizes revenue on sales of its products when the products are shipped from the Company. Company policy does not allow customers to return products for credit. The Company currently provides a one year warranty on all products. Provision is made at the time the related revenue is recognized for estimated product repair costs.

       In September 2000, the Company identified a flaw in the manufacturing process of its version 5.0 RFID tags. Due to the flaw, the effective life of the tags may be shortened. The Company immediately corrected the manufacturing process and implemented a plan to replace all version 5.0 RFID tags that had been sold. The replacement plan was completed in November 2000. The cost of replacing these tags was $268,823 which was accrued during the three months ended September 30, 2000 as a component of cost of goods sold. The components of cost of sales at December 31, 2000 and 1999, are summarized as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                      2000        1999
                                                   ----------    --------
                          Product Cost             $1,361,034    $692,706
                          Warranty Expense            488,471      63,485
                                                   ----------    --------
                             Cost of sales         $1,849,505    $756,191
                                                   ==========    ========


   (h) Research and Development Costs

       Research and development costs are expensed as incurred. The Company capitalizes certain costs incurred during an internal-use software development project, including costs related to applications, infrastructure and graphics developments. Capitalizable costs consist of (a) certain external direct cost of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest cost incurred. Costs that are considered to be related to research and development activities, are incurred during the preliminary project stage, or for data conversion activities, training, maintenance and general administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, the Company's internally developed software are also expensed as incurred.

   (i) Depreciation and Amortization

       Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the respective assets. Internally developed software and purchased technologies (Note 3) are amortized over the estimated useful lives of the respective technology.

   (j) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Revenues from the sale of the Company's purchased technologies (Note 3) have grown slowly and the Company has experienced operating losses since the dates of acquisition. Continued slow revenue growth and operating losses could result in the recording of an impairment by the Company.

     (k)  Stock-Based Compensation

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see Note 10).

          In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), an interpretation of APB 25. FIN 44, which was adopted prospectively by the Company as of July 1, 2000, requires certain changes to the previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. The adoption of FIN 44 did not have a significant effect on the Company's existing accounting for its employee stock options.

     (l)  Income Taxes

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

     (m)  Net Loss Per Common Share

     Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the conversion of convertible preferred stock and the convertible debt and exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be antidilutive. Conversion of convertible preferred stock, convertible debt and the exercise of options and warrants would result in 18,510,284 and 15,617,476 common shares outstanding at December 31, 2000 and 1999, respectively.

     (n)  Segment Reporting

          The Company operates in one industry segment selling two primary product lines, digital video and RFID. Sales, cost of sales and gross profits for each product line are as follows:

                              Digital Video                  RFID
                         ----------------------      --------------------
                            2000         1999          2000        1999
                         ----------    --------      --------    --------
          Sales          $1,527,135    $817,421      $823,601    $429,459
          Cost of Sales     943,183     388,099       906,322     368,092
                         ----------    --------      --------    --------
          Gross Profit   $  583,952    $429,322      $(82,721)   $ 61,367
                         ==========    ========      ========    ========

     (o)  Recent Accounting Pronouncements

          In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for gains and losses from changes in fair value of a derivative depends on the intended use of the derivative and its resulting classification as one of three designated types of hedges or as a non-hedging instrument. SFAS 133 was adopted by the Company January 1, 2001. The adoption of this statement did not have a material impact on the Company's financial statements and related disclosures.

(p)    Advertising Costs

       Advertising costs are expensed as incurred and totaled approximately $716,440 and $225,128 during 2000 and 1999, respectively.

(2)    Operations, Liquidity and Going Concern

       The Company's operations in 2000 and 1999 generated operating losses of $10,391,434 and $6,108,568 respectively. Although the Company raised gross proceeds of approximately $9 million and $6 million during 2000 and 1999, through equity and debt financing transactions, the Company's operations, capital expenditures and debt service requirements have utilized substantially all of such proceeds through March 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       The Company's business plan for 2001 is predicated principally upon the successful marketing of its RFID and digital video products. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2001.

       The Company's future working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results and the status of competitive products. The Company's actual funding needs will depend on numerous factors, including actual expenditures and revenues generated from its operations compared to its business plan. If the Company's losses continue, the Company will have to obtain funds to meet its cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or the Company may be required to curtail its operations or seek a merger partner. Any additional funding may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

       The Company is actively seeking investors to raise additional capital. Through March 16, 2001, incuVest provided $1,675,000 of additional working capital through loans under demand notes. However, no assurance can be given that such funding will continue, and incuVest has the right to call the balance of the demand notes at any time. The Company does not have the ability to satisfy such a demand, if made.


(3)    Acquisitions

   (a) Prism Video Assets

       On July 28, 1999, the Company acquired substantially all of the assets, including the network video technology, of Prism Video, Inc. ("Prism"), a privately held corporation engaged in the design, manufacture and marketing of video security technology and video storage products.

       The purchase price, which is subject to adjustment in accordance with the terms of the purchase agreement, consisted of:

                    Non-interest bearing note payable, due December 31, 2002
                       discounted at 10%....................................................      $3,100,725
                    125 shares of Series 1999 Voting Preferred Stock, $10,000 per share stated value, convertible into 500,000 shares of common
                      stock at a conversion price of $2.50 per share........................       1,250,000
                    Warrant to purchase 500,000 shares of common stock at $2.50 per
                      share.................................................................       1,035,000
                    Assumption of accounts payable..........................................         358,887
                                                                                                  ----------
                                                                                                  $5,744,612
                                                                                                  ==========

       The note payable has a face amount of $4,000,000 and is secured by the Company's $3,902,375 note receivable from Amphion Ventures, L.P. ("Amphion Ventures") (Note 4). Pursuant to the Asset Purchase Agreement between AXCESS and Prism, AXCESS assigned Prism all payments of principal to be made by Amphion under the note receivable until the balance of the note receivable is paid in full or the balance due under the note payable to Prism is paid in full, whichever occurs first. In addition, the shares of common stock which Prism may acquire upon conversion of preferred stock or by exercise of the warrant are subject to a three-year lockup from the date of the closing, which may be reduced to two years upon the occurrence of certain events. The warrant is exercisable on or before July 28, 2004.

       The purchase price has been allocated to the assets and liabilities acquired as follows:



           Accounts receivable...................    $  138,443
           Inventory.............................       412,402
           Purchased technology..................     5,079,483
           Other assets, net.....................       114,284
                                                     ----------
           Total purchase price..................    $5,744,612
                                                     ==========

       The purchased technology consists of proprietary digital video compression technology used in video and closed circuit television (CCTV) products as well as the related U.S. and international patent rights. The purchased technology is being amortized over an average life of five years.

       The following unaudited pro forma information presents the Company's results of operations as if the acquisition of the Prism assets had occurred as of January 1, 1999. The pro forma information has been prepared by combining the results of operations of the Company and Prism for the year ended December 31, 1999, adjusted for the additional amortization of the purchase technology. This pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of that date, or of results of operations that may occur in the future.


           Revenue                                            $ 1,793,347
                                                              ===========
           Net loss                                           $(8,916,785)
                                                              ===========
           Basic and diluted net loss per common share        $     (2.83)
                                                              ===========

 (b)   RFID Technology

       In September 1998, the Company consummated the acquisition of the RFID based (Radio Frequency Identification) intellectual property assets of ASGI, Inc., and Nauta, Inc. (collectively, the "Sellers"). The intellectual property assets acquired included a patent, trade secret rights, software, hardware, product designs and all other technical information necessary for the Company to manufacture and market radio frequency identification products in the areas of access control and asset management. At closing, the Company made a cash payment of $415,000, signed a one-year promissory note for $685,000, interest at the prime rate, and delivered 400,000 shares of its common stock. The note was paid in full in 1999. Up to an aggregate of an additional $6,000,000 is payable by the Company to the Sellers only if certain net operating profit targets are realized during each of the next five years. Such amounts will be treated as additional cost of the RFID technology, if and when paid, and amortized over the remaining economic life of the technology. At December 31, 2000 no additional consideration was due to the Sellers.

(4)    Discontinued Operations

       On April 30, 1999, the Company completed the sale of its Lasertechnics Marketing Corporation ("LMC") subsidiary to companies included in the Amphion Group. The Company's rights and interests in certain products and technology under development were also included in the sale. The Company received $0.5 million in cash, $2.0 million in debt cancellation, a $4.0 million note receivable due March 2002 (or 2004 under certain conditions), a $0.5 million demand note receivable and a warrant to purchase equity in the Amphion Group controlled enterprise to which these business and assets were transferred with an exercise price of $2.50 per share, representing approximately 8% of that enterprise. If LMC is subsequently sold prior to April 2001 by the Amphion Group controlled enterprise, the Company has the option to exchange its warrant for 20% of the excess profits (as defined in the acquisition agreements) from any such sale. The Company realized a gain of $3,900,734 from the disposition of LMC and the technology assets in the quarter ended June 30, 1999. Of the gain, $1,856,625 resulted from the sale of LMC and was reported as a gain from discontinued operations. The remainder of the gain, $2,044,109, was attributable to the sale of the other technology assets and was included in continuing operations. The results of the imaging business and LMC are presented as discontinued operations in the accompanying statement of operations for the year ended December 31, 1999.

     A claim has been made by the Amphion Group controlled enterprise regarding representations and warranties contained in the purchase and sale agreement. The Company is vigorously contesting this matter and believes that their ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The purchaser's ability to assert additional claims for indemnification expired on December 31, 1999. As of December 31, 2000 no additional claims have been made with respect to this matter.

(5)    Prepaid Expenses And Other Current Assets

       Prepaid expenses and other consists of the following at December 31:

                                                         2000        1999
                                                     ----------   --------
                     Prepaid insurance.............  $    8,143   $ 66,325
                     Prepaid interest..............     513,053    316,508
                     Prepaid other.................      84,255    151,850
                     Interest receivable...........     485,984    160,651
                                                     ----------   --------
                                                     $1,091,435   $695,334
                                                     ==========   ========

       Prepaid interest results from the warrants issued in connection with the 10% convertible note payable to the Amphion Group and a warrant issued in connection with the extension of the J P Morgan note payable. See Note 10. Interest receivable results from the note receivable from the Amphion Group. See
Note 4.

(6)    Property, Plant and Equipment

       Property, plant and equipment consists of the following at December 31:

                                                                                               AMORTIZATION/
                                                                                               DEPRECIATION
                                                                        2000         1999         PERIOD
                                                                     ----------   ----------   -------------
               Leasehold improvements.. ....................         $   80,775   $   64,189     Lease term
               Machinery and equipment......................          1,294,828    1,151,651       5 years
               Furniture and fixtures.......................            113,909       99,362    5 to 10 years
                                                                     ----------   ----------
                                                                      1,489,512    1,315,202
               Accumulated depreciation and
                 Amortization...............................           (995,783)    (770,761)
                                                                     ----------   ----------
               Property, plant and
                 equipment, net.............................         $  493,729   $  544,441
                                                                     ==========   ==========

       Depreciation totaled $231,165 and $206,775 during 2000 and 1999, respectively.

(7)    Intellectual property, net


       Intellectual property, net consists of the following at December 31:




                                                        2000          1999
                                                        -------    ----------
                   Purchased RFID technology         $ 1,714,449   $1,714,449
                   Purchased Video technology          5,087,483    5,079,483
                   Internally developed software         282,093           --
                                                     -----------   ----------
                                                       7,084,025    6,793,932
                   Accumulated amortization           (2,291,871)    (750,790)
                                                     -----------   ----------
                   Intellectual property, net        $ 4,792,154   $6,043,142
                                                     ===========   ==========

       Amortization expense of intellectual property totaled $1,541,080 and $750,790 during 2000 and 1999, respectively.

(8)    Accrued Liabilities

     Accrued liabilities consist of the following at December 31:

                                                                                       2000            1999
                                                                                     --------       ----------
               Accrued vacation................................................      $220,831       $  151,005
               Accrued interest................................................       317,532          224,911
               Accrued legal, litigation settlements and other.................       285,924          857,734
                                                                                     --------       ----------
                                                                                     $824,287       $1,233,650
                                                                                     ========       ==========

(9)    Lease Obligations

       The Company leases its office space and certain equipment under operating leases. The rental expense recorded for operating leases was $263,391 and $235,668 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, future minimum lease payments on operating leases were as follows:

                  YEARS ENDING DECEMBER 31,
               ---------------------------------

                 2001...........................    $205,174
                 2002...........................      99,016
                 2003...........................      72,572
                 2004...........................      69,148
                 2005...........................      47,169
                                                    --------
                                                    $493,079
                                                    ========

(10)   Notes Payables

       Note payables consist of the following at December 31:

                                                                                  2000             1999
                                                                               ----------       ----------
              Due to stockholders:
                 Amphion Convertible Note.............................         $2,477,979       $2,662,972
                 Non interest bearing note, due December 31, 2002,
                   discounted at 10% (Note 3).........................          3,600,290        3,259,027
                 Note Purchase Agreement..............................            400,000          400,000
                 10% note payable to Amphion..........................            580,000          580,000
                 9.5% demand note payable to incuVest.................             91,106               --
                                                                               ----------       ----------
                                                                                7,149,375        6,901,999
                 Less current maturities..............................          1,071,106          980,000
                                                                               ----------       ----------
                 Non-current notes payable to stockholders............         $6,078,269       $5,921,999
                                                                               ==========       ==========

              Other current notes payable                                      $       --       $   22,309
                                                                               ==========       ==========

       On September 30, 1999, the Company signed a 10% convertible note maturing September 30, 2002 ("Amphion Convertible Note"), under which the Company could borrow up to $6,000,000 from Amphion Ventures. Amphion Ventures may convert all or any portion of the indebtedness into Series 1999 Non-Voting Preferred Stock of the Company. Initial borrowings totaling $3,787,275 were used to refinance a portion of the outstanding borrowings and accrued interest under the Note Purchase Agreement and the 10% note payable to Amphion. In consideration for the financing arrangement, the Company issued warrants to acquire 180,362 shares in 1999 and 117,999 shares in 2000 of the Company's non-voting common stock at an exercise price of $2.10 per share. The Company may be required to issue additional warrants covering up to an aggregate of 558,782 shares of non-voting common stock based on the outstanding balance of the convertible notes on the second anniversary date. The warrants issued in 1999 and 2000 were valued at $422,011 and $666,694, respectively, and recorded as prepaid interest amortized over 12 months. On December 31, 1999, the Amphion Group elected to convert $3,323,423 of borrowings into 332 shares of Series 2000 Non-Voting Preferred Stock. On April 1, 2000, Amphion Ventures, L.P. elected to convert $150,000 of borrowings under the Amphion Convertible Note into 15 shares of the Company's Series 2000 Non-Voting Preferred Stock. No additional borrowings were available to the Company under the Amphion

Convertible Note at December 31, 2000 or 1999. See (Note 10).

     On September 14, 2000 the Company issued a 9.5% note, in the original principal amount of $400,000 to incuVest LLC (incuVest). At December 26, 2000, borrowings under this note totaled $3,391,106. The principal outstanding under this note may be converted into equity securities of the Company at the option of incuVest. On December 26, 2000 incuVest elected to convert $3,300,000 of these borrowings into 330 shares of the Company's Series 2000 Non-Voting Preferred Stock, par value $.01 per share (the "Series 2000 Preferred Stock"). The outstanding borrowings are due and payable on demand by incuVest.

     On December 14, 2000, J. P. Morgan Investment Corporation agreed with the Company to extend the maturity date of the $400,000 balance remaining under the Note Purchase Agreement due December 31, 1999 by one year. The balance of the indebtedness under the senior notes issued under the Note Purchase Agreement is now due in full by the Company on December 14, 2001. The Company issued warrants to purchase 8,000 shares of common stock for $5.00 in consideration for extending the term of indebtedness. The warrants were valued at $13,600, which is being amortized as interest expense over the remaining term of the loan.

     The aggregate maturities of the Company's note payables for 2001 are $1,071,106 and 2002 are $6,078,269.

                  (11)     Preferred Stock

         The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in seven series were outstanding during 2000 and 1999. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below:


                                                         Series A     Series B          Series C    Series I
                                                       ------------- -----------      ------------ -----------
                    Number of shares authorized.....    1,500,000    1,500,000         1,500,000      2,500

                    Stated value....................  $     26.00   $    28.40        $    30.20   $ 10,000

                    Number of shares issued and
                      outstanding:

                         December 31, 1998..........       57,692       52,817            35,427        623

                         December 31, 1999..........       57,692       52,817            35,427        635

                         December 31, 2000..........       63,691       58,309            39,112        688

                    Conversion ratio (or
                      conversion price) of
                      preferred shares into
                      common........................  1 to 1 into    1 to 1 into        1 to 1 into   $4.00 into
                                                         voting         voting             voting       voting
                                                         common         common             common       common
                                                         stock           stock              stock        stock

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

                    Dividend rights.................    10% per          10% per         10% per      8% per
                                                         annum,           annum,          annum,      annum,
                                                       cumulative       cumulative      cumulative  cumulative

                                                                            Series    Series 2000
                                                            Series J         1999      Non-Voting
                                                         --------------  ----------- -------------
                    Number of shares authorized.....            2,500        2,500         2,500

                    Stated value....................      $    10,000     $ 10,000    $   10,000

                    Number of shares issued and
                     outstanding:

                         December 31, 1998..........            1,688            -             -

                         December 31, 1999..........            1,857          129           332

                         December 31, 2000..........            2,011          140         1,236

                    Conversion ratio (or
                      conversion price) of
                      preferred shares into
                      Common........................      $4.00 into      $2.50 into  $3.50 into
                                                          non-voting        voting    non-voting
                                                            common          common      common
                                                            stock           stock        stock

                    Liquidation preference..........   Stated value     Stated value   Stated value
                                                       plus accrued     plus accrued   plus accrued
                                                          dividends       dividends    dividends

                    Dividend rights.................        8% per          8% per      8% per
                                                            annum,          annum,      annum,
                                                          cumulative      cumulative  cumulative

In addition, 2,500 shares of Series 1999 Non-Voting Preferred Stock were authorized in 1999 in connection with the

Amphion convertible note. Through December 31, 2000, no shares had been issued.

       All series of preferred stock rank senior in right of payment to the Company's common stock and on a party with all series of preferred stock as to dividends or upon a liquidation or dissolution of the Company.

  (a)  Series A, B and C Convertible Preferred Stock

       Each share of Series A, B, and C Convertible Preferred Stock is convertible at the option of the holders into voting common stock on a share-for-share basis and entitled to vote as if converted into voting common stock. The Company may redeem the Series A, B and C Convertible Preferred Stock at any time at stated value plus accrued dividends, subject to the stockholder's right to convert to voting common stock for 10 business days following receipt of the Company's notice of redemption.

       During 2000, the Company issued (a) 5,999 shares of Series A Preferred Stock to holders thereof as payment in full for $155,961 of accrued, but unpaid dividends on the Series A Preferred Stock, (b) 5,492 shares of Series B Preferred Stock to the holders thereof for $155,961 of accrued, but unpaid dividends of the Series B Preferred Stock and (c) 3,685 shares of Series C Preferred Stock to the holders thereof for $111,239 of accrued, but unpaid dividends on the Series C Preferred Stock.

       The holders of the Company's Series A, B, and C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock at the option of the holder. There were no dividends in arrears on the Series A, B, and C Convertible Preferred Stock at December 31, 2000 and 1999. There were no dividends payable for Series A, B and C Preferred Stock at December 31, 2000. Dividends payable for Series A, B and C Preferred Stock totaled $1,424 at December 31, 1999.

  (b)  Series G, H, I and J Convertible Preferred Stock

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

       Each Share of Series I Preferred Stock and Series J Preferred Stock is convertible in whole or in part at any time at the option of the holder into a number of shares of voting or non-voting common stock of the Company, respectively, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $4.00 per share. The Series I Preferred Stock and the Series J Preferred Stock are both subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the stated value, plus any accrued, but unpaid dividends thereon. The Company's optional right of redemption is subject to each Series I Preferred Stock or Series J Preferred Stock holder's right to convert such Series I Preferred Stock or Series J Preferred Stock into voting or non-voting common stock, as the case may be, within ten business days after the Company's notice of redemption.

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

       The dividends on the Series I Preferred Stock and the Series J Preferred Stock are payable semi-annually in cash or additional shares of preferred stock at the Company's option. During 1999 the Company offset accrued dividends payable to the Amphion Group against a $1,030,624 note receivable from the Amphion Group. During 2000 and 1999, the Company issued (a) 53 and 12 shares, respectively, of Series I Preferred Stock to holders thereof as payment in full for $526,186 and $120,000, respectively, of accrued but unpaid dividends on the Series I Preferred Stock and (b) 154 and 169 shares, respectively, of Series J Preferred Stock to holders thereof as payment in full for $1,534,301 and $1,684,073, respectively, of accrued, but unpaid dividends on the Series J Preferred Stock. Dividends payable of $3,680 and $6,673 for Series I and J Preferred Stock were accrued at December 31, 2000 and 1999, respectively.

  (c)  Series 1999 and 2000 Preferred Stock

       In connection with the purchase of the Prism video assets during 1999, the Company issued 125 shares of Series 1999 Preferred Stock ("Series 1999 Preferred Stock"). Dividends are payable semi-annually in cash or in additional shares of Series 1999 Preferred Stock at the option of the Company.

       The shares of common stock which Prism may acquire upon conversion of the Series 1999 Preferred Stock are subject to a three-year lockup from the date of the closing, which may be reduced to two years upon the occurrence of certain events.

       As described in Note 9, the Company had borrowed a total of $5,986,395 from the Amphion Group under the terms of the Amphion Convertible Note. In December 1999, the Amphion Group elected to convert $3,323,423 of the outstanding indebtedness of the Company under the Amphion Convertible Note into shares of Series 2000 Non-Voting Preferred Stock ("Series 2000 Preferred Stock"). As a result of this debt conversion, the Company issued 332 shares of Series 2000 Preferred Stock to the Amphion Group. On April 1, 2000, Amphion Ventures, L.P. elected to convert an additional $150,000 of borrowing under the Amphion Convertible Note into 15 shares of the Company's Series 2000 Preferred Stock.

       On March 29, 2000, the Company completed a private equity placement with the Amphion Group. In connection with that transaction the Company received $5,000,000 and issued 500 shares of Series 2000 Preferred Stock.

       On December 31, 2000, incuVest LLC elected to convert $3,300,000 of borrowings under a 9.5% demand note (Note 9), into 330 shares of the Company's Series 2000 Preferred Stock.

       Each share of Series 1999 and Series 2000 Preferred Stock is convertible in whole or in part at any time at the option of the holder into a number of shares of voting or non-voting common stock of the Company, as the case may be, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $2.50 or $3.50, respectively.

       The holders of Series 1999 and Series 2000 Preferred Stock are entitled to receive semi-annual dividends on each such share held by the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock at the option of the Company.

       During 2000 and 1999, the Company issued (a) 11 and 4 shares, respectively, of Series 1999 Preferred Stock to the holders thereof as payment in full for $107,013 and $41,543 of accrued, but unpaid dividends of the Series 1999 Preferred Stock and (b) 59 shares of Series 2000 Preferred Stock to the holders thereof as payment in full for $593,445 of accrued, but unpaid dividends of the Series 2000 Preferred Stock. There were no dividends payable for Series 2000 Preferred Stock at December 31, 2000. Dividends payable of $351 were accrued at December 31, 1999.

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

       The Series 1999 Preferred Stock and the Series 2000 Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company's voting or non-voting common stock, as the case may be, if (a) the closing bid price of the Company's common stock on the NASDAQ SmallCap Market is at least $7.50 per share for a period of at least twenty (20) consecutive trading days and (b) the trading volume of the common stock on the NASDAQ SmallCap Market is at least 50,000 shares per day as measured by NASDAQ during each of such twenty (20) consecutive trading days.

  (d)  Preferred Stock dividend requirements

       Preferred stock dividend requirements consisted of the following:


                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                               2000         1999
                                            -----------   ----------
Accrual of preferred stock dividend         $ 3,179,338   $1,212,231
Beneficial conversion features                6,945,833      672,179
                                            -----------   ----------
                                            $10,125,171   $1,884,410
                                            ===========   ==========

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

       On March 31, 2000, as a result of a private equity placement with the Amphion Group, the Company received $5,000,000 and issued 500 shares of Series 2000 Preferred Stock. These shares of Series 2000 Preferred Stock were convertible into shares of common stock at a price less than the market value of the common stock on the date of issuance. As a result, the Company recorded additional preferred stock dividends of $5,000,000 for this beneficial conversion feature.

       On September 30, 2000, the Company issued 39, 114, 8, and 41 shares of Series I, J, 1999, and 2000 Preferred Stock, respectively, to its preferred stockholders for payment of accrued Preferred Stock dividends totaling $2,014,447. As the shares were convertible into shares of common stock at a price less than the fair market value of the common stock at September 30, 2000, the Company recorded additional preferred stock dividends of $1,431,642.

       On December 26, 2000, incuVest LLC (incuVest) elected to convert $3,300,000 of borrowings (Note 9) into 330 shares of the Company's Series 2000 Preferred Stock. As the shares of 2000 Preferred Stock granted were convertible into shares of common stock at a price less than the fair market value of the common stock at December 26, 2000, the Company recorded additional preferred stock dividends of $471,429.

       On December 29, 2000, the Company issued 3 shares and 18 shares of Series 1999 and Series 2000 Preferred Stock, respectively, to its preferred stockholders for payment of accrued dividends totaling $209,673. As the shares of Series 1999 and 2000 Preferred Stock granted were convertible into shares of common stock at a price less than the fair market value of the common stock at December 29, 2000, the Company recorded additional preferred stock dividends of $42,762.

(12)   Stock Options and Warrants

   (a) Stock Option Plans.

       Under the Company's 1991 Stock Option Plan, the Company may grant up to 2,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options granted vest over a four-year period. The Company has issued stock options to various members of the Board of Directors and officers of the Company under this plan. Options are generally granted each year and have various vesting requirements. During 2000 and 1999, the Company made grants of 150,000 and 750,000 options, respectively, as an inducement for the employment of certain officers of the Company, which do not reduce the 2,000,000 options available for grant under the stock option plan.

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

     Stock option transactions for the years ended December 31, 2000 and 1999 are summarized below:

                                                                                           2000                     1999
                                                                                   ---------------------     -------------------
                                                                                                WEIGHTED                WEIGHTED
                                                                                                AVERAGE                 AVERAGE
                                                                                                EXERCISE                EXERCISE
                                                                                   OPTION        PRICE       OPTION      PRICE
                                                                                   -------      --------     ------     --------
                Options outstanding at
                   Beginning of year...........................................   1,216,127      $2.66       684,891     $  3.00
                Options granted................................................     683,211       5.57     1,034,500        2.60
                Options exercised..............................................    (168,118)      2.84      (119,040)       3.13
                Options forfeited..............................................     (28,982)      4.07      (366,224)       2.97
                Options canceled...............................................          --                  (18,000)       3.00
                                                                                  ---------                ---------
                Options outstanding at
                   end of year..................................................  1,702,238       3.79     1,216,127        2.66
                                                                                  =========                =========
                Options exercisable at
                   end of year..................................................    237,749       2.59       119,750        3.00
                                                                                  =========                =========
                Options available for
                   grant at the end of
                   the year.....................................................  1,197,762                  340,710
                                                                                  =========                =========



     The options outstanding at December 31, 2000 have exercise prices which range from $2.50 to $6.25 and a weighted average remaining life of 9.3 years.

 (b) Statement of Financial Accounting Standard No. 123 ("FAS 123")

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

                                                                      YEARS ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                       2000           1999
                                                                   ------------   ------------
          Expected option life in years..........................       5.00           5.00
          Risk-free interest rate................................       6.17%          5.85%
          Volatility factor......................................       0.87%          1.05%



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

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                      -------------------------------------
                                                                                           2000            1999
                                                                                      -----------------   -----------------
                Pro forma net loss applicable
                  to common stock.................................................         $(21,404,375)        $(7,657,948)
                                                                                           ============        ===========
                Pro forma basic and diluted
                  net loss per share..............................................                (6.36)        $     (2.43)
                                                                                           ============         ===========
                Weighted average fair value of options granted during the
                  Year............................................................         $       3.99         $      2.05
                                                                                           ============         ===========


     The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at December 31:

                                             2000                                                   1999
                        ------------------------------------------------        --------------------------------------------------
                                           EXERCISE                                               EXERCISE
                         WARRANTS           PRICE            EXPIRATION         WARRANTS            PRICE            EXPIRATION
                        ---------       --------------      ------------        ---------        -------------     ---------------
                        1,134,390       $ 2.10 - 10.00      01/01 - 10/05       1,063,391        $ 2.10 - 10.00      12/00 - 10/05
                           47,481        10.01 - 20.00      07/02 - 12/02         119,866         10.01 - 20.00      08/00 - 12/02
                           58,441        20.01 - 56.25      01/01 - 12/01          70,784         20.01 - 56.25      08/00 - 12/01
                      -----------                                               ---------
                        1,240,312                                               1,254,041
                      ===========                                               =========

(13) Commitments and Contingencies

     On February 28, 1996, an investor group filed suit against the Company. This lawsuit arose out of the Company's refusal to recognize the investor group's attempt to exercise an option to purchase 70,000 shares of common stock at $9.90 per share. The option had been granted to the Company's former president and chief executive officer that attempted to transfer his option to an investor group on the last day of the option term in September 1995. On that same day, the investor group attempted to exercise the option. The Company refused to recognize the attempted transfer of the option to the investor group on the primary grounds that the option was granted personally to the Company's former president and chief executive officer and the Company believed that it was not transferable to third parties. The lawsuit sought monetary damages that the investor group alleged to be not less than $2,800,000. In March 1999, the parties agreed to the principal terms under which the lawsuit would be settled and dismissed, with prejudice. Under a settlement reached in the third quarter of 1999, the Company paid $1,000,000 to the investor group in 1999 and $750,000 in 2000.

     The Company is also involved in various other claims which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     A claim has been made by the Amphion Group controlled enterprise regarding representations and warranties contained in the purchase and sale agreement. The Company is vigorously contesting this matter and believes that their ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The purchaser's ability to assert additional claims for indemnification expired on December 31, 1999. As of December 31, 2000 no additional claims have been made with respect to this matter.

(14) Income Taxes

     Due to the Company's losses, no income tax expense was recorded for the years ended December 31, 2000 and 1999. At December 31, 2000 and 1999, the Company had a net operating loss carryforward of approximately $33,000,000 and $25,000,000, respectively for U.S. federal income tax purposes, which will begin expiring in 2001. On December 31, 2000 and 1999 the tax benefit of the Company's federal net operating loss carryforwards (approximately $10,000,000 and $6,200,000, respectively) and certain other deferred tax assets (approximately $255,000 and $142,000, respectively) have been fully offset by a valuation allowance, because the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The valuation allowance increased by approximately $2,800,000 and $1,200,000 during 2000 and 1999, respectively. A change in ownership, as defined for purposes of the Internal Revenue Code, occurred in 1996 and the Company believes that a subsequent ownership change occurred during 1998, each of which limit the annual utilization of the U.S. federal net operating loss carryforward under the applicable Internal Revenue Service

                               INDEX TO EXHIBITS

           Exhibit
           Number                             Description
           ------    -----------------------------------------------------------
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

           3.11 --Ninth Amendment to Certificate of Incorporation of the Company dated June 9, 1999. Incorporated herein by reference to Exhibit 3.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

           3.12 --Certificate of Amendment of Certificate of Incorporation of the Company dated June 6, 2000. Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

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

           4.6 --Certificate of Designation of the Company's Series 2000 Non-Voting Preferred Stock. Incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

           10.17 --Letter Agreement dated December 30, 1999, by and between the Company and Amphion Ventures L.P. regarding the Convertible Note Payable dated September 30, 1999. Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

           10.18 --Non-Voting Common Stock Purchase Warrant dated September 30, 1999, to purchase 180,362 shares of the Company's non-voting common stock, issued to Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

           10.19 --Employment Agreement dated July 16, 1999, by and between the Company and Allan Griebenow. Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

           10.20 --AXCESS Inc. Stock Option Plan. Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-80857).

           10.21 --AXCESS Inc. Director Compensation Plan. Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-80843).

           10.22 --Stock Purchase Agreement dated March 29, 2000, by and between the Company and incuVest LLC. Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

           10.23 --AXCESS Inc. Non-Employee Directors' Stock Option Plan. Incorporated herein by reference to Exhibit 4.(a) to the Company's Registration Statement on Form S-8 (Registration No. 333-98160).

           10.24 --Amendment No. 1 to the AXCESS Inc. 1991 Incentive Stock Option Plan dated April 26, 2000. Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

           10.25 --Commitment letter dated August 16, 2000, from incuVest LLC regarding the purchase of 500 shares of Series 2000A Preferred Stock. Incorporated herein by reference to
                     Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

           10.26 --Demand Note dated as of September 14, 2000, executed by the Company payable to incuVest LLC in the principal amount of $400,000. Incorporated herein by reference to Exhibit
                     10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

           10.27 --Senior Promissory Note dated December 14, 2000, executed by the Company payable to J.P. Morgan Investment Corporation, in the principal amount of $400,000.*

           10.28 --Voting Common Stock Purchase Warrant dated December 14, 2000, to purchase 8,000 shares of the Company's voting common stock, issued to J.P. Morgan Investment Corporation.*

           10.29 --Letter dated December 26, 2000, from incuVest LLC regarding conversion of the Demand Note dated September 14, 2000, executed by the Company payable to incuVest LLC. in the principal amount of $400,000.*

           10.30 --Letter dated December 29, 2000, from Amphion Ventures, LP to the Company regarding Series A, B, and C Preferred Stock Dividends.*

           10.31 --Letter dated December 29, 2000, from Jackson Hole Management Co. to the Company regarding Series C Preferred Stock Dividends.*

           10.32 --Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000.*

           10.33 --Subordinated Promissory Note dated April 30, 1999 executed by Amphion Ventures L.P. payable to the Company, in the principal amount of $4,000,000.*

           10.34 -- Security Agreement dated April 30, 1999 by Amphion Ventures L.P. in favor of the Company regarding the Stock and Asset Purchase Agreement dated March 30, 1999 by and among Amphion Ventures L.P., Antiope Partners, L.L.C. and the Company.*

           10.35 --Notice of Assignment dated July 28, 1999 from the Company to Amphion Ventures, L.P. regarding the April 30, 1999 Purchase Note executed by Amphion Ventures L.P.*

           10.36 --Security Agreement dated July 28, 1999 among the Company and Prism Video, Inc. regarding the Subordinated Promissory Note dated as of April 30, 1999 executed by Amphion Ventures L.P. payable to the Company.*

           10.37 --Purchase Note dated July 28, 1999 executed by the Company payable to Prism Video, Inc. and BIL Far East Holdings Limited, in the principal amount of $4,000,000.*

           21.1       --Subsidiaries of the Company.*

           23.1       --Consent of Ernst & Young LLP.*

________________

*Filed herewith