Form 10QSB
period 2001-03-31
AXCESS INC/TX
filed 2001-05-14
CIK 710597

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Number of shares of common stock outstanding on May 01, 2001: 3,489,062. Number of shares of non-voting common stock outstanding on May 01, 2001: 112,492.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                  AXCESS INC.
                                     INDEX


                                                                                          Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Balance Sheets at March 31, 2001 and December 31, 2000.......................   1

             Statements of Operations for the Three Months ended March 31, 2001 and 2000..   2

             Statements of Cash Flows for the Three Months ended March 31, 2001 and 2000..   3

             Notes to Financial Statements................................................   4

     Item 2. Management's Discussion and Analysis or Plan of Operation....................   7

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings............................................................  10

     Item 2. Changes in Securities........................................................  10

     Item 3. Defaults Upon Senior Securities..............................................  10

     Item 4. Submission of Matters to a Vote of Security Holders..........................  10

     Item 5. Other Information............................................................  10

     Item 6. Exhibits and Reports on Form 8-K.............................................  10

 SIGNATURES...............................................................................  11

PART 1. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                   AXCESS INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                             March 31,         December 31,
ASSETS                                                                         2001               2000
                                                                           -------------      -------------

Current assets:
  Cash and cash equivalents                                                $      68,552      $     454,374
  Accounts receivable - trade, net of allowance for doubtful accounts            391,264            209,793
  Inventory                                                                    1,534,409          1,245,003
  Prepaid expenses and other                                                   1,111,871          1,091,435
                                                                           -------------      -------------

     Total current assets                                                      3,106,096          3,000,605

Property, plant and equipment, net                                               492,666            493,729
Long-term note receivable - stockholder                                        3,902,375          3,902,375
Intellectual property, net                                                     4,492,985          4,792,154
Other assets                                                                      34,716             34,716
                                                                           -------------      -------------

     Total assets                                                          $  12,028,838      $  12,223,579
                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabiliites:
  Accounts payable                                                         $   1,374,524      $   1,079,154
  Other accrued liabilities                                                      907,860            824,287
  Notes payable:
     Stockholders                                                                996,106          1,071,106
     Other                                                                        21,925                  -
  Dividends payable                                                              119,605              3,680
                                                                           -------------      -------------
     Total current liabilities                                                 3,420,020          2,978,227

  Non-current notes payable to stockholders                                    6,169,028          6,078,269
                                                                           -------------      -------------

     Total liabiliites                                                         9,589,048          9,056,496
                                                                           -------------      -------------

Stockholders' equity:
  Convertible preferred stock, 7,000,000 shares authorized;  165,469 shares outstanding in 2001 and 165,187 in 2000; $48,044,225 aggregate
     liquidation preference in 2001 and $45,233,025 in 2000                   48,044,225         45,233,025
  Common stock, $.01 par value, 50,000,000 shares authorized in 2001 and 2000; 3,478,086 shares
     issued and outstanding in 2001 and 3,466,486 in 2000                         34,781             34,665
  Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; 112,492 shares issued and outstanding in 2001 and 2000,
     convertible into common stock on a one for one share basis                    1,125              1,125
  Additional paid-in capital                                                  70,834,923         69,490,368
  Accumulated deficit                                                       (116,475,264)      (111,592,100)
                                                                           -------------      -------------

     Total stockholders' equity                                                2,439,790          3,167,083
                                                                           -------------      -------------

     Total liabilities and stockholders' equity                            $  12,028,838      $  12,223,579
                                                                           =============      =============

           See accompanying notes to unaudited financial statements.

                                   AXCESS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                            2001           2000
                                                            ----           ----

Sales                                                   $   537,917    $   710,644
Cost of sales                                               325,799        349,013
                                                        -----------    -----------

       Gross profit                                         212,118        361,631

Expenses:
   Research and development                                 712,075        629,426
   General and administrative                               601,531        559,276
   Selling and marketing                                    852,947        718,895
   Depreciation and amortization                            396,183        392,930
                                                        -----------    -----------
       Operating expenses                                 2,562,736      2,300,527
                                                        -----------    -----------

       Loss from operations                              (2,350,618)    (1,938,896)
Other income (expense):
   Interest expense                                        (367,170)      (284,531)
   Interest income                                           83,234         85,406
   Other                                                        418          2,242
                                                        -----------    -----------

       Other expense,net                                   (283,518)      (196,883)
                                                        -----------    -----------

       Loss from operations                              (2,634,136)    (2,135,779)
                                                        -----------    -----------

Preferred stock dividend requirements                    (2,249,028)      (700,020)
                                                        -----------    -----------

       Net loss applicable to common stock              $(4,883,164)   $(2,835,799)
                                                        ===========    ===========

Basic and diluted net loss per share                    $     (1.41)   $     (0.86)
                                                        ===========    ===========

Weighted average shares of common stock outstanding       3,473,005      3,308,832
                                                        ===========    ===========


           See accompanying notes to unaudited financial statements.

                                  AXCESS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  March, 31
                                                                         ---------------------------
                                                                             2001           2000
                                                                             ----           ----

Cash flows from operating activities:
  Net loss                                                               $(2,634,136)   $(2,135,779)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                                           396,183        392,930
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (181,471)      (137,245)
       Inventory                                                            (298,892)       (35,258)
       Prepaid expenses and other                                            (20,436)        91,765
       Other assets                                                          (33,290)        (8,000)
       Accounts payable                                                      295,370         59,243
       Other                                                                 183,818         42,154
                                                                         -----------    -----------
         Net cash used by operating activities                            (2,292,854)    (1,730,190)

Cash flow from investing activities:
  Capital expenditures                                                       (40,736)       (34,336)
                                                                         -----------    -----------
         Net cash used by investing activities                               (40,736)       (34,336)

Cash flow from financing activities:
  Borrowings under financing agreements                                    1,925,000      2,000,000
  Principal payments on financing agreements                                     -       (2,018,366)
  Net proceeds from issuance of common and preferred stock                    22,768      5,098,400
                                                                         -----------    -----------
         Net cash provided by financing activities                         1,947,768      5,080,034

         Net increase (decrease) in cash and cash equivalents               (385,822)     3,315,508
Cash and cash equivalents, beginning of period                               454,374         69,450
                                                                         -----------    -----------
Cash and cash equivalents, end of period                                      68,552      3,384,958
                                                                         ===========    ===========

Supplemental information:
  Cash paid during the year for interest                                 $     1,012    $     3,044
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

    (b) Company Organization and Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at March 31, 2001, results of operations for the three month periods ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000, have been made. The results of operations for any given three month period are not necessarily indicative of the results of the entire year.

     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L.P. including Amphion Partners L.L.C., Amphion Investments L.L.C., Antiope Partners L.L.C., XL Vision, Inc. and VennWorks LLC, formerly incuVest LLC (collectively, the "Amphion Group"). If the Amphion Group were to exercise warrants options which it holds and convert its holdings of convertible preferred stock, debt and non-voting common stock to common stock, it would have majority ownership and voting control of the Company.

    (c) Inventory

    Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at March 31, 2001 and December 31, 2000:

                                             March 31,      December 31,
                                               2001            2000
                                            ----------      ------------
          Raw materials................     $  665,195      $    571,230
          Work-in-progress.............         34,535            65,350
          Finished goods...............        834,679           608,423
                                            ----------      ------------
                                            $1,534,409      $  1,245,003
                                            ==========      ============

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

     (d) Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for gains and losses from changes in fair value of a derivative depends on the intended use of the derivative and its resulting classification as one of three designated types of hedges or as a non-hedging instrument. SFAS 133 was adopted by the Company on January 1, 2001. The adoption of this statement did not have a material impact on the Company's financial statements and related disclosures.

(2) Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. Estimated legal and litigation costs are reflected in the accompanying financial statements. In the opinion of management of the Company, the ultimate disposition of these matters will not have a material effect on the accompanying condensed financial statements.

(3) Preferred Stock

    The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in seven series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.


                                  Series A      Series B      Series C
                                ------------  ------------  ------------
 Number of shares authorized..     1,500,000     1,500,000     1,500,000

 Stated value.................    $    26.00    $    28.40    $    30.20

 Number of shares issued and
     outstanding:
          December 31, 2000...        63,691        58,309        39,112
          March 31, 2001......        63,691        58,309        39,112

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

 Liquidation preference.......  Stated value  Stated value  Stated value plus accrued  plus accrued  plus accrued
                                   dividends     dividends     dividends

 Dividend rights..............       10% per       10% per       10% per
                                      annum,        annum,        annum,
                                  cumulative    cumulative    cumulative

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(3) Preferred Stock (Continued)

                                                               Series        Series
                                  Series I      Series J        1999          2000
                                ------------  ------------  ------------  ------------
 Number of shares authorized..         2,500         2,500         2,500         2,500

 Stated value.................       $10,000       $10,000       $10,000       $10,000

Number of shares issued and
     outstanding:
          December 31, 2000...           688         2,011           140         1,236
          March 31, 2001......           702         2,051           143         1,461

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

 Dividend rights..............        8% per        8% per        8% per        8% per
                                      annum,        annum,        annum,        annum,
                                  cumulative    cumulative    cumulative    cumulative

     The holders of Series I Preferred Stock, Series J Preferred Stock, Series 1999 Voting Preferred Stock, and Series 2000 Non-Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock. Shares of Series I Preferred Stock and Series J Preferred Stock are convertible into shares of common stock at a conversion price of $4.00 per share. Shares of Series 1999 Preferred Stock and Series 2000 Preferred Stock are convertible into shares of common stock at a conversion price of $2.50 and $3.50 per share, respectively.

     On March 30, 2001, the Company issued (a) 14 shares of Series I Preferred Stock to holders thereof as payment in full for the $137,524 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date, (b) 40 shares of Series J Preferred Stock to holders thereof as payment in full for the $398,368 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, (c) 3 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $27,971 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date, and (d) 25 shares of Series 2000 Non-Voting Preferred Stock to the holders thereof as payment in full for the $247,337 of accrued, but unpaid dividends of the Series 2000 Non-Voting Preferred Stock as of such date.

(4) Demand Note Payable

     The Company entered into a 9.0% convertible note with VennWorks. During the three months ended March 31, 2001, the Company borrowed $1,925,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. On March 30, 2001, VennWorks elected to convert $2,000,000 of borrowings into 200 shares of Series 2000 Preferred Stock (see Note 3 above), leaving a balance of $16,106 under the note outstanding at March 31, 2001. From April 1, 2001 through April 27, 2001, the Company borrowed an additional $400,000 under this note.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

     This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as, "may," "expect," "could," "plan," "seek," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology.

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

     A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, difficulties in developing and marketing new products, marketing existing products, and customer acceptance of existing and new products. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company's forward-looking statements, please refer to the Company's filings with the Securities and Exchange Commission, especially "Item 1. Description of Business" (including the "Risk Factors" section of Item 1) and "Item 6. Management's Discussion and Analysis or Plan of Operation" of the Company's 2000 Annual Report on Form 10-KSB.

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

Results of Operations
-----------------------
Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Sales and Gross Profit. Sales for the three months ended March 31, 2001 were $537,917 and $710,644 for the three months ended March 31, 2000, on which a gross profit of $212,118 and $361,631 was realized, respectively.

     Radio frequency identification (RFID) product sales were $193,725 for the three months ended March 31, 2001 and $132,428 for the three months ended March 31, 2000. Cost of sales were $123,719 for the three months ended March 31, 2001 and $86,985 for the three months ended March 31, 2000. As a result, gross profits from RFID products were $70,006 for the three months ended March 31, 2001 and $45,443 for the three months ended March 31, 2000.

     Digital video product sales were $344,192 for the three months ended March 31, 2001 and $578,216 for the three months ended March 31, 2000. Cost of sales were $202,080 for the three months ended March 31, 2001 and $262,028 for the three months ended March 31, 2000. As a result gross profits from digital video products were $142,112 for the three months ended March 31, 2001 and $316,188 for the three months ended March 31, 2000.

     Operating Expenses. Operating expenses were $2,562,736 for the three months ended March 31, 2001 and $2,300,527 for the three months ended March 31, 2000. This increase was due to an increase in research and development in connection with new products and an increase in selling and marketing expenses.

     Research and development expenses were $712,075 for the three months ended March 31, 2001 and $629,426 for the three months ended March 31, 2000. This increase was due to an increase in research and development in connection with the development of new products associated with both the RFID and digital video technologies.

     Corporate general and administrative expenses were $601,531 for the three months ended March 31, 2001 and $559,276 for the three months ended March 31, 2000. This increase is due to the investment relations firm that the Company hired in the fourth quarter of 2000 through March 31, 2001.

     Selling and marketing expenses were $852,947 for the three months ended March 31, 2001 and $718,895 for the three months ended March 31, 2000. The Company increased its advertising and marketing expenses to expand product awareness beyond the security industry.

    Other expenses, net. Other expenses, net, was $283,518 for the three months ended March 31, 2001, compared to $196,883 for the three months ended March 31, 2000. Interest income was $2,172 lower during the three months ended

March 31, 2001, compared to the three months ended March 31, 2000. Interest expense was $82,639 higher in the three months ended March 31, 2001 compared to the three months ended March 31, 2000, reflecting an increase in the outstanding balance of notes payable in 2001.

     Loss from Continuing Operations. Loss from continuing operations was $2,634,136 for the three months ended March 31, 2001, compared to a loss of $2,135,779 for the same period in 2000.

     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $2,249,028 for the three months ended March 31, 2001 and $700,020 for the three months ended March 31, 2000. The increase was due to the beneficial conversion costs of $1,321,903 related to the conversion of the VennWorks demand note payable and the payment of preferred stock dividends.

Liquidity and Capital Resources

     Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and, more recently, convertible debt and demand notes from stockholders to meet its working capital needs.

     The Company entered into a 9.0% convertible note with VennWorks. During the three months ended March 31, 2001, the Company borrowed $1,925,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. On March 30, 2001, VennWorks elected to convert $2,000,000 of borrowings into 200 shares of Series 2000 Preferred Stock (see Note 3 above), leaving a balance of $16,106 under the note outstanding at March 31, 2001. From April 1, 2001 through April 27, 2001, the Company borrowed an additional $400,000 under this note.

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

     The Company is actively seeking investors to raise additional capital. For the three months ended March 31, 2001, VennWorks provided $1,925,000 of additional working capital through loans under demand notes. However, no assurance can be given that such funding will continue, and VennWorks has the right to call the balance of the demand notes at any time. The Company does not have the ability to satisfy such a demand, if made.

Other

    Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     During the first quarter of 2001, the Company issued unregistered securities in connection with the issuance of preferred stock dividends described below. The issuance of preferred stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates.

     The holders of Series I Preferred Stock, Series J Preferred Stock, Series 1999 Voting Preferred Stock, and Series 2000 Non-Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock.

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

     The Series 1999 Preferred Stock and the Series 2000 Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company's voting or non-voting common stock, as the case may be, if (a) the closing bid price of the Company's common stock on the NASDAQ SmallCap Market is at least $7.50 per share for a period of at least 20 consecutive trading days and (b) the trading volume of the common stock on the NASDAQ SmallCap Market is at least 50,000 shares per day as measured by NASDAQ during each of such 20 consecutive trading days.

     On March 30, 2001, the Company issued (a) 14 shares of Series I Preferred Stock to holders thereof as payment in full for the $137,524 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date, (b) 40 shares of Series J Preferred Stock to holders thereof as payment in full for the $398,368 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, (c) 3 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $27,971 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date, and (d) 25 shares of Series 2000 Non-Voting Preferred Stock to the holders thereof as payment in full for the $247,337 of accrued, but unpaid dividends of the Series 2000 Non-Voting Preferred Stock as of such date.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

               Exhibit No.    Description
               -----------    ------------

                  10.1 Amended Schedule of Advances to the Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000 (the Demand Note is incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).


     (b)  Reports on Form 8-K:

               None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AXCESS INC.,
                           Registrant

                           /S/ ALLAN GRIEBENOW
                           -----------------------------------------------------
                           Allan Griebenow Director, President and
                           Chief Executive Officer (Principal Executive Officer)

                           /S/ JAMES R. CRAIG
                           -----------------------------------------------------
                           James R. Craig
                           Chief Financial Officer and Secretary
                           (Principal Accounting and Financial Officer)

May 14, 2001