Form 10QSB
period 2001-06-30
AXCESS INC/TX
filed 2001-08-14
CIK 710597

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes [x] No [ ]

Number of shares of common stock outstanding on August 1, 2001: 3,506,093. Number of shares of non-voting common stock outstanding on August 1, 2001:
112,492.

Transitional Small Business Disclosure Format: Yes [ ] No [x]

                                  AXCESS INC.
                                     INDEX

                                                                                        Page

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements:

             Balance Sheets at June 30, 2001 and December 31, 2000.....................   1

             Statements of Operations for the Three Months ended June 30, 2001
             and 2000 and for the Six Months ended June 30, 2001 and 2000..............   2

             Statements of Cash Flows for the Six Months ended June 30, 2001 and 2000..   3

             Notes to Financial Statements.............................................   4

     Item 2. Management's Discussion and Analysis or Plan of Operation.................   8

 PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.........................................................  11

     Item 2. Changes in Securities.....................................................  11

     Item 3. Defaults Upon Senior Securities...........................................  12

     Item 4. Submission of Matters to a Vote of Security Holders.......................  12

     Item 5. Other Information.........................................................  13

     Item 6. Exhibits and Reports on Form 8-K..........................................  13

 SIGNATURES............................................................................  14

PART 1. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                  AXCESS INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                June 30,                 December 31,
                                                                                  2001                       2000
                                                                             ---------------           ----------------
ASSETS

Current assets:
   Cash and cash equivalents                                                  $          -               $     454,374
   Accounts receivable - trade, net of allowance for doubtful accounts           1,006,716                     209,793
   Inventory                                                                     1,288,610                   1,245,003
   Prepaid expenses and other                                                    1,022,673                   1,091,435
                                                                             -------------              --------------
        Total current assets                                                     3,317,999                   3,000,605

Property, plant and equipment, net                                                 437,185                     493,729
Long-term note receivable - stockholder                                          3,902,375                   3,902,375
Intellectual property, net                                                       4,200,094                   4,792,154
Other assets                                                                        34,716                      34,716
                                                                             -------------              --------------
        Total assets                                                          $ 11,892,369               $  12,223,579
                                                                             =============              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $  1,907,889               $   1,079,154
   Other accrued liabilities                                                       962,375                     824,287
   Notes payable:
     Stockholders                                                                  406,106                   1,071,106
     Other                                                                          17,402                           -
   Dividends payable                                                                10,919                       3,680
                                                                             -------------              --------------
        Total current liabilities                                                3,304,691                   2,978,227

   Non-current notes payable to stockholders                                     6,254,513                   6,078,269
                                                                             -------------              --------------
        Total liabilities                                                        9,559,204                   9,056,496
                                                                             -------------              --------------
Stockholders' equity:
   Convertible preferred stock, 7,000,000 shares authorized; 173,846 outstanding in 2001 and 165,187 in 2000; $51,027,188
    aggregate liquidation preference in 2001 and $45,233,025 in 2000            51,027,188                  45,233,025
   Common stock, $.01 par value, 50,000,000 shares authorized in 2001 and 2000; 3,505,468 shares
    issued and outstanding in 2001 and 3,466,486 in 2000                            35,055                      34,665
   Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; 112,492 shares issued and outstanding in 2001 and 2000,
    convertible into common stock on a one fore one share basis                      1,125                       1,125
   Additional paid-in capital                                                   71,549,294                  69,490,368
   Accumulated deficit                                                        (120,279,497)               (111,592,100)
                                                                             -------------              --------------
        Total stockholders' equity                                               2,333,165                   3,167,083
                                                                             -------------              --------------
        Total liabilities and stockholders' equity                            $ 11,892,369               $  12,223,579
                                                                             =============              ==============

          See accompanying notes to unaudited financial statements.

                                  AXCESS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                               ------------------------------------------------------
                                                                   2001           2000          2001          2000
                                                               -----------    -----------   -----------   -----------
Sales                                                          $ 1,169,645    $   748,227    $1,707,562    $ 1,458,871
Cost of sales                                                      750,592        439,323     1,076,392        788,336
                                                               -----------    -----------   -----------   ------------

                         Gross profit                              419,053        308,904       631,170        670,535
                                                               -----------    -----------   -----------   ------------
Expenses:
         Research and development                                  582,836        580,959     1,294,911      1,210,385
         General and administrative                                604,616        629,875     1,206,147      1,189,151
         Selling and marketing                                     743,282        674,614     1,596,228      1,393,509
         Depreciation and amortization                             389,872        394,885       786,055        787,815
                                                               -----------    -----------   -----------   ------------
                         Operating expenses                      2,320,606      2,280,333     4,883,341      4,580,860
                                                               -----------    -----------   -----------   ------------
                         Loss from operations                   (1,901,553)    (1,971,429)   (4,252,171)    (3,910,325)
                                                               -----------    -----------   -----------   ------------

Other income (expense):
         Interest expense                                         (352,800)      (278,921)     (719,970)      (563,452)
         Interest income                                            81,138        112,281       164,372        197,687
         Other                                                        (126)         8,628           293         10,870
                                                               -----------    -----------   -----------   ------------
                         Other expense,net                        (271,788)      (158,012)     (555,305)      (354,895)
                                                               -----------    -----------   -----------   ------------
                         Loss from operations                   (2,173,341)    (2,129,441)   (4,807,476)    (4,265,220)
                                                               -----------    -----------   -----------   ------------
Preferred stock dividend requirements                           (1,630,892)    (5,806,800)   (3,879,920)    (6,506,820)
                                                               -----------    -----------   -----------   ------------

                         Net loss applicable to common stock   $(3,804,233)   $(7,936,241)  $(8,687,396)  $(10,772,040)
                                                               ===========    ===========   ===========   ============

Basic and diluted net loss per share                                $(1.09)        $(2.38)       $(2.49)        $(3.24)
                                                               ===========    ===========   ===========   ============

Weighted average shares of common stock outstanding              3,493,404      3,339,293     3,483,261      3,324,063
                                                               ===========    ===========   ===========   ============

           See accompanying notes to unaudited financial statements

                                 AXCESS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              ----------------------------------
                                                                                                  2001                  2000
                                                                                              ------------           -----------
Cash flows from operating activities:
       Net loss                                                                               $(4,807,476)           $(4,265,220)
       Adjustments to reconcile net loss to net cash used
        by operating activities:
                     Depreciation and amortization                                                 786,055               787,815
                     Changes in operating assets and liabilities:
                                   Accounts receivable                                            (796,923)             (218,107)
                                   Inventory                                                       (34,381)              (38,292)
                                   Prepaid expenses and other                                       68,762               126,364
                                   Other assets                                                    (69,561)               (8,000)
                                   Accounts payable                                                828,735              (171,620)
                                   Accrued liabilities and other                                   525,106              (320,064)
                                                                                              ------------           -----------
                                   Net cash used by operating activities                        (3,499,683)           (4,107,124)
                                                                                              ------------           -----------

Cash flow from investing activities:
       Capital expenditures                                                                        (50,489)              (88,527)
                                                                                              ------------           -----------
                                   Net cash used by investing activities                           (50,489)              (88,527)
                                                                                              ------------           -----------

Cash flow from financing activities:
       Borrowings under financing agreements                                                     2,995,000             2,000,000
       Principal payments on financing agreements                                                        -            (2,022,309)
       Net proceeds from issuance of common and preferred stock                                    100,798             5,157,200
                                                                                              ------------           -----------
                                   Net cash provided by financing activities                     3,095,798             5,134,891
                                                                                              ------------           -----------
                                   Net increase (decrease) in cash and cash equivalents           (454,374)              939,240
Cash and cash equivalents, beginning of period                                                     454,374                69,450
                                                                                              ------------           -----------
Cash and cash equivalents, end of period                                                                 -             1,008,690
                                                                                              ============           ===========
Supplemental information:
       Cash paid during the year for interest                                                 $      1,391           $   191,274
                                                                                              ============           ===========

           See accompanying notes to unaudited financial statements.

 (1) Summary of Significant Accounting Policies

     (a) Description of Business

     AXCESS provides computer network-based asset management solutions to improve asset utilization, operations productivity, physical security, manufacturing logistics, enterprise resource planning (commonly referred to as "ERP"), and financial reporting. The Company's products are based on hands-free, long range radio frequency identification ("RFID") technology used to track and monitor people, assets, inventory and vehicles, as well as patented digital video compression technology for enterprise multi-media transmission and digital recording. The Company's intellectual property includes patented technologies in wireless, automatic identification and multi-media. The Company's solutions couple network add-on appliances with browser-based software to deliver real time information information tailored to each end user via the enterprise network/Internet, with an added capability to provide custom alerts in the form of e-mail, or pages to wireless application protocol ("WAP") enabled devices. The Company provides solutions designed for the data center, retail/convenience store, educational, healthcare and supply chain markets.

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

    (b) Company Organization and Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2000 and 2001, have been made. The results of operations for any given period are not necessarily indicative of the results of the entire year.

     The Company has received working capital in various forms from Amphion Ventures, L.P. and affiliates of Amphion Ventures, L.P., including Amphion Partners L.L.C., Amphion Investments L.L.C., Antiope Partners L.L.C., XL Vision, Inc. and VennWorks LLC, formerly incuVest LLC (collectively, the "Amphion Group"). If the Amphion Group were to exercise its holdings of warrants and options and convert its holdings of convertible preferred stock, debt and non-voting common stock to common stock, it would have majority ownership and voting control of the Company.

    (c) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at June 30, 2001 and December 31, 2000:


                                        June 30,         December 31,
                                         2001               2000
                                    --------------      --------------
        Raw materials............   $    607,672        $    571,230
        Work-in-process..........         12,572              65,350
        Finished goods...........        668,366             608,423
                                    --------------      --------------
                                    $  1,288,610        $  1,245,003
                                    ==============      ==============

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

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company currently has no goodwill or intangible assets deemed to have indefinite lives. The Company's intangible assets consist principal of purchased technology which will continue to be amortized over an average life of five years. These assets will be subject to the impairment tests under FAS 142. Management has not yet determined what the effect, if any, of these tests will be on the earnings and financial position of the Company.


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

                                     Series A      Series B      Series C
                                   ------------  ------------  ------------
 Number of shares authorized.....     1,500,000     1,500,000     1,500,000

 Stated value....................        $26.00        $28.40        $30.20

 Number of shares issued and
     outstanding:
          December 31, 2000......        63,691        58,309        39,112
          June 30, 2001..........        66,893        61,241        41,078

Conversion ratio (or
     conversion price) of
     preferred shares into
     common......................   1 to 1 into   1 to 1 into   1 to 1 into
                                         voting        voting        voting
                                         common        common        common
                                          stock         stock         stock

 Liquidation preference..........  Stated value  Stated value  Stated value plus accrued  plus accrued  plus accrued
                                      dividends     dividends     dividends

 Dividend rights.................       10% per       10% per       10% per
                                         annum,        annum,        annum,
                                     cumulative    cumulative    cumulative



                                                                  Series        Series
                                     Series I      Series J        1999          2000
                                   ------------  ------------  ------------  ------------
 Number of shares authorized.....         2,500         2,500         2,500         2,500

 Stated value....................    $   10,000    $   10,000    $   10,000       $10,000

Number of shares issued and
     outstanding:
          December 31, 2000......           688         2,011           140         1,236
          June 30, 2001..........           716         2,093           146         1,679

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

    On June 29, 2001, the Company issued (a) 3,202 shares of Series A Preferred Stock to the holders thereof as payment in full for the $83,258 of accrued, but unpaid dividends of the Series A Preferred Stock as of such date, (b) 2,932 shares of Series B Preferred Stock to holders thereof as payment in full for the $83,258 of accrued, but unpaid dividends of the Series B Preferred Stock as of such date, (c) 1,966 shares of Series C Preferred Stock to holders thereof as payment in full for the $59,384 of accrued, but unpaid dividends of the Series C Preferred Stock as of such date, (d) 14 shares of Series I Preferred Stock to holders thereof as payment in full for the $141,833 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date, (e) 42 shares of Series J Preferred Stock to holders thereof as payment in full for the $410,850 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, (f) 3 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $28,848 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date, and (g) 30 shares of Series 2000 Non-Voting Preferred Stock to the holders thereof as payment in full for the $295,532 of accrued, but unpaid dividends of the Series 2000 Non-Voting Preferred Stock as of such date.

    On June 29, 2001, Amphion Ventures, L.P. elected to convert $580,000 of the outstanding principal balance and $140,000 of accrued interest of a 10% note payable, dated April 30, 1998, issued by the Company to Amphion Ventures, L.P. The borrowings and interest payable were converted into 72 shares of the Company's Series 2000 Non-Voting Preferred Stock.

(4) Demand Notes Payable to VennWorks

     On January 12, 2001 the Company entered into a 9.0% convertible demand note ("9% Demand Note") with VennWorks. During the three months ended March 31, 2001, the Company borrowed $1,925,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. At December 31, 2000 the Company had a demand note balance payable from a demand note with VennWorks dated September, 14, 2000, of $91,106. On March 30, 2001, VennWorks elected to convert $2,000,000 of demand note borrowings into 200 shares of Series 2000 Preferred Stock (see Note 3 above), leaving a balance of $16,106 under the 9% Demand Note outstanding at March 31, 2001. During the three months ended June 30, 2001, the Company borrowed an additional $1,070,000 under the 9% Demand Note. On June 29, 2001, VennWorks elected to convert $1,080,000 of the principal balance and $80,000 of accrued interest payable on this note into 116 shares of Series 2000 Preferred Stock (see Note 3 above), leaving a balance of $6,106 under this note outstanding at June 30, 2001.

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

Results of Operations
-----------------------
Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

    Sales and Gross Profit. Sales for the three months ended June 30, 2001 were $1,169,645 and $748,227 for the three months ended June 30, 2000, on which a gross profit of $419,053 and $308,904 was realized, respectively. The increase was due to a single video system sale in the retail/convenience store market.

    Radio frequency identification (RFID) product sales were $249,011 for the three months ended June 30, 2001 and $265,570 for the three months ended June 30, 2000. Cost of sales were $164,793 for the three months ended June 30, 2001 and $160,379 for the three months ended June 30, 2000. As a result, gross profits from RFID products were $84,218 for the three months ended June 30, 2001 and $105,191 for the three months ended June 30, 2000.

    Digital video product sales were $920,634 for the three months ended June 30, 2001 and $482,657 for the three months ended June 30, 2000. The increase was due to a single video system sale in the retail/convenience store market. Cost of sales were $585,800 for the three months ended June 30, 2001 and $278,944 for the three months ended June 30, 2000. As a result, gross profits from digital video products were $334,834 for the three months ended June 30, 2001 and $203,713 for the three months ended June 30, 2000.

    Operating Expenses. Operating expenses were $2,320,606 for the three months ended June 30, 2001 and $2,280,333 for the three months ended June 30, 2000. The Company reduced staff in the first quarter of 2001 and scaled back advertising and marketing expenses in the second quarter. These changes have allowed us to maintain expense levels similar to 2000.

    Research and development expenses were $582,836 for the three months ended June 30, 2001 and $580,959 for the three months ended June 30, 2000.

    Corporate general and administrative expenses were $604,616 for the three months ended June 30, 2001 and $629,875 for the three months ended June 30, 2000.

    Selling and marketing expenses were $743,282 for the three months ended June 30, 2001 and $674,614 for the three months ended June 30, 2000. During the fourth quarter of 2000, the Company increased its advertising and marketing expenses to expand product awareness beyond the security industry. The Company narrowed its advertising focus during the first quarter of 2001 to concentrate on fewer markets and control expenses.

    Other expenses, net. Other expenses, net, were $271,788 for the three months ended June 30, 2001, compared to

$158,012 for the three months ended June 30, 2000. Interest income was $31,143 lower during the three months ended June 30, 2001, compared to the three months ended June 30, 2000. Interest expense was $73,879 higher in the three months ended June 30, 2001 compared to the three months ended June 30, 2000, reflecting an increase in the outstanding balance of notes payable in 2001.

    Loss from Continuing Operations. Loss from continuing operations was $2,173,341 for the three months ended June 30, 2001, compared to a loss of $2,129,441 for the same period in 2000.

    Preferred Stock dividend requirements. Preferred Stock dividend requirements were $1,630,892 for the three months ended June 30, 2001 and $5,806,800 for the three months ended June 30, 2000. The decrease is due primarily to lower beneficial conversion costs realized in 2001. The benficial conversion costs were lower due to a combination of fewer preferred shares being issued and the stock price being lower in 2001.

Results of Operations
-----------------------
Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    Sales and Gross Profit. Sales for the six months ended June 30, 2001 were $1,707,562 and $1,458,871 for the six months ended June 30, 2000, on which a gross profit of $631,170 and $670,535 was realized, respectively. The increase was due to a single video system sale in the retail/convenience store market.

    Radio frequency identification (RFID) product sales were $442,736 for the six months ended June 30, 2001 and $397,998 for the six months ended June 30, 2000. Cost of sales were $288,512 for the six months ended June 30, 2001 and $247,364 for the six months ended June 30, 2000. As a result, gross profits from RFID products were $154,224 for the six months ended June 30, 2001 and $150,634 for the six months ended June 30, 2000.

    Digital video product sales were $1,264,826 for the six months ended June 30, 2001 and $1,060,873 for the six months ended June 30, 2000 The increase was due to a single video system sale in the retail/convenience store market. Cost of sales were $787,880 for the six months ended June 30, 2001 and $540,972 for the six months ended June 30, 2000. As a result, gross profits from digital video products were $476,946 for the six months ended June 30, 2001 and $519,901 for the six months ended June 30, 2000.

    Operating Expenses. Operating expenses were $4,883,341 for the six months ended June 30, 2001 and $4,580,860 for the six months ended June 30, 2000. The Company reduced staff in the first quarter of 2001 and scaled back advertising and marketing expenses in the second quarter.

    Research and development expenses were $1,294,911 for the six months ended June 30, 2001 and $1,210,385 for the six months ended June 30, 2000.

    Corporate general and administrative expenses were $1,206,147 for the six months ended June 30, 2001 and $1,189,151 for the six months ended June 30, 2000.

    Selling and marketing expenses were $1,596,228 for the six months ended June 30, 2001 and $1,393,509 for the six months ended June 30, 2000. During the fourth quarter of 2000, the Company increased its advertising and marketing expenses to expand product awareness beyond the security industry. The Company narrowed its advertising focus during the first quarter of 2001 to concentrate on fewer markets and control expenses.

    Other expenses, net. Other expenses, net, was $555,305 for the six months ended June 30, 2001, compared to $354,895 for the six months ended June 30, 2000. Interest income was $33,315 lower during the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Interest expense was $156,518 higher in the six months ended June 30, 2001 compared to the six months ended June 30, 2000, reflecting an increase in the outstanding balance of notes payable in 2001.

    Loss from Continuing Operations. Loss from continuing operations was $4,807,476 for the six months ended June 30, 2001, compared to a loss of $4,265,220 for the same period in 2000.

    Preferred Stock dividend requirements. Preferred Stock dividend requirements were $3,879,920 for the six months ended June 30, 2001 and $6,506,820 for the six months ended June 30, 2000. The decrease is due primarily to lower beneficial conversion costs realized in 2001. The benficial conversion costs were lower due to a combination of fewer preferred shares being issued and the stock price being lower in 2001.


Liquidity and Capital Resources

     Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and, more recently, convertible debt and demand notes from stockholders to meet its working capital needs.

     On January 12, 2001 the Company entered into a 9.0% convertible demand note ("9% Demand Note") with VennWorks. During the three months ended March 31, 2001, the Company borrowed $1,925,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. At December 31, 2000 the Company had a demand note balance payable from a demand note with VennWorks dated September, 14, 2000, of $91,106. On March 30, 2001, VennWorks elected to convert $2,000,000 of demand note borrowings into 200 shares of Series 2000 Preferred Stock, leaving a balance of $16,106 under the 9% Demand Note outstanding at March 31, 2001. During the three months ended June 30, 2001, the Company borrowed an additional $1,070,000 under the 9% Demand Note. On June 29, 2001, VennWorks elected to convert $1,080,000 of the principal balance and $80,000 of accrued interest payable on this note into 116 shares of Series 2000 Preferred Stock, leaving a balance of $6,106 under this note outstanding at June 30, 2001.

     The Company's business plan for 2001 is predicated principally upon the successful marketing of its RFID and digital video products. During the six months ended June 30, 2001 operating activities utilized approximately $3.5 million of cash. The Company realized a significant portion of the second quarter revenue in June resulting in $1,006,716 accounts receivable balance at June 30, 2001. During July 2001 the Company collected over $800,000 of the receivables providing cash for operations. However, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2001.

     The Company is actively seeking additional capital. For the six months ended June 30, 2001, VennWorks provided $2,995,000 of additional working capital through loans under demand notes. However, no assurance can be given that such funding will continue. $2,988,894 have been converted into Series 2000 Preferred Stock leaving a remaining balance of $6,106. Vennworks has the right to call the balance of the demand notes at any time.

     The Company's working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results, the status of competitive products, and actual expenditures and revenues compared to its business plan. The Company is currently experiencing declining liquidity, including negative working capital balances, losses from operations and negative cash flows, which makes it difficult for the Company to meet its current cash requirements and may jeopardize the Company's ability to continue as a going concern. The Company intends to address its liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections. If the Company's liquidity does not improve, the Company may be required to seek a merger partner or curtail its operations. Any of the foregoing may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders.

Other

    Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Changes in Securities.

    During the first six months of 2001, the Company issued unregistered securities in connection with the transactions described below. The issuance of preferred stock was exempt from the registration requirements of the Securities Act, as amended, by virtue of Section 4(2) thereof, as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates.

Dividends

    The holders of the Company's Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of prefered stock. The holders of Series I Preferred Stock, Series J Preferred Stock, Series 1999 Voting Preferred Stock, and Series 2000 Non-Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock.

    On June 29, 2001, the Company issued (a) 3,202 shares of Series A Preferred Stock to the holders thereof as payment in full for the $83,258 of accrued, but unpaid dividends of the Series A Preferred Stock as of such date, (b) 2,932 shares of Series B Preferred Stock to holders thereof as payment in full for the $83,258 of accrued, but unpaid dividends of the Series B Preferred Stock as of such date, (c) 1,966 shares of Series C Preferred Stock to holders thereof as payment in full for the $59,384 of accrued, but unpaid dividends of the Series C Preferred Stock as of such date, (d) 14 shares of Series I Preferred Stock to holders thereof as payment in full for the $141,833 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date, (e) 42 shares of Series J Preferred Stock to holders thereof as payment in full for the $410,850 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, (f) 3 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $28,848 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date, and (g) 30 shares of Series 2000 Non-Voting Preferred Stock to the holders thereof as payment in full for the $295,532 of accrued, but unpaid dividends of the Series 2000 Non-Voting Preferred Stock as of such date.

Note Borrowings and Conversions

    On January 12, 2001, the Company entered into a 9.0% convertible demand note with VennWorks. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. During the three months ended June 30, 2001, the Company borrowed $1,070,000 under this note. On June 29, 2001, VennWorks elected to convert $1,080,000 of the principal balance and $80,000 of accrued interest payable on this note into 116 shares of Series 2000 Preferred Stock. As a result, at June 30, 2001, VennWorks had an outstanding balance of $6,106 on this note.

    On June 29, 2001, Amphion Ventures, L.P. elected to convert $580,000 of the outstanding principal balance and $140,000 of accrued interest of a 10% note payable, dated April 30, 1998, issued by the Company to Amphion Ventures, L.P. The borrowings and interest payable were converted into 72 shares of the Company's Series 2000 Non-Voting Preferred Stock.

Preferred Stock Conversion Terms

    Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock

  Each share of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock is convertible at the option of the holders into voting common stock on a share-for-share basis. The Company may redeem the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock at any time at the $26.00, $28.40 and $30.20 stated value, respectively, plus accrued dividends, subject to the stock holder's right to convert to voting common stock for 10 business days following receipt of the Company's notice of redemption.

     Series I Preferred Stock and Series J Preferred Stock

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

    Series 1999 Voting Preferred Stock and Series 2000 Non-Voting Preferred
Stock

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

Item 3. Defaults Upon Senior Securities.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

    As contemplated in the Company's Proxy Statement which was mailed to stockholders beginning May 21, 2001, the Company's stockholders elected Richard C.E. Morgan, Allan Griebenow, Paul J. Coleman, Jr., Gregory W. Haskell, Robert
J. Bertoldi and David J. Illingworth as directors of the Company to serve until the next annual meeting of stockholders. The Company's stockholders also considered the following proposals:

    1. To ratify the selection of Ernst & Young LLP as the independent auditor of the Company for the fiscal year ended December 31, 2001;

    2.  To aprove the AXCESS Inc. 2001 Equity Incentive Plan; and

    3. To transact such other business as may properly come before the annual meeting or any adjournment or postponement thereof.

   Each of the foregoing proposals, including the election of directors, were approved at the Company's annual meeting of stockholders on June 6, 2001. Each board nominee received the number of votes indicated below.

Nominee                    Number of Votes Cast for Election  Number of Votes Cast Against or Witheld
-------------------------  ---------------------------------  ---------------------------------------
   Richard C.E. Morgan                             3,561,292                                    5,634
   Allan Griebenow                                 3,561,292                                    5,634


   Paul J. Coleman, Jr.                            3,561,297                                    5,629
   Gregory W. Haskell                              3,561,297                                    5,629
   Robert J. Bertoldi                              3,561,277                                    5,649
   David J. Illingworth                            3,561,297                                    5,629

   With respect to the approval of Proposal 1 described above, the votes cast for and against, as well as the number of abstentions were as follows:

          For                                   3,513,786
          Against                                  50,566
          Abstentions and broker non-votes          2,574

   With respect to the approval of Proposal 2 described above, the votes cast for and against, as well as the number of abstentions were as follows:

          For                                   3,500,990
          Against                                   1,393
          Abstentions and broker non-votes         64,543

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

                10.2    AXCESS Inc. 2001 Incentive Plan.*
          _________________
          * Filed herewith.

     (b) Reports on Form 8-K:

          On May 2, 2001, the Company filed a Current Report on Form 8-K (Item
          5) to report its press release on May 1, 2001 that announced its first quarter earnings. This Form 8-K contains certain consolidated statements of operations and consolidated balance sheets to report the Company's quarterly financial information.

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

August 14, 2001

                                 Exhibit Index

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

                10.2    AXCESS Inc. 2001 Incentive Plan.*
          _________________
          * Filed herewith.