Form 10QSB
period 2001-09-30
AXCESS INC/TX
filed 2001-11-14
CIK 710597

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Number of shares of common stock outstanding on November 1, 2001: 6,307,692. Number of shares of non-voting common stock outstanding on November 1, 2001:
112,492.

Transitional Small Business Disclosure Format: Yes [ ] No [x]

                                  AXCESS INC.
                                     INDEX


PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements:

                    Balance Sheets at September 30, 2001 and December 31, 2000...............   1

                    Statements of Operations for the Three Months ended September 30,
                    2001 and 2000 and for the Nine Months ended September 30, 2001 and 2000..   2

                    Statements of Cash Flows for the Nine Months
                    ended September 30, 2001 and 2000........................................   3

                    Notes to Financial Statements............................................   4

     Item 2.   Management's Discussion and Analysis or Plan of Operation.....................   8

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings.............................................................  11

     Item 2.   Changes in Securities.........................................................  11

     Item 3.   Defaults Upon Senior Securities...............................................  12

     Item 4.   Submission of Matters to a Vote of Security Holders...........................  12

     Item 5.   Other Information.............................................................  12

     Item 6.   Exhibits and Reports on Form 8-K..............................................  13

SIGNATURES...................................................................................  14

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  AXCESS INC.
                                BALANCE SHEETS
                                  (Unaudited)

                                                                                           September 30,          December 31,
ASSETS                                                                                         2001                  2000
                                                                                        -------------------    ------------------
Current assets:
   Cash and cash equivalents                                                            $                -     $         454,374
   Accounts receivable - trade, net of allowance for doubtful accounts                             384,381               209,793
   Inventory                                                                                       839,629             1,245,003
   Prepaid expenses and other                                                                    1,023,940             1,091,435
                                                                                        -------------------    ------------------

         Total current assets                                                                    2,247,950             3,000,605

Property, plant and equipment, net                                                                 380,070               493,729
Long-term note receivable - stockholder                                                          3,902,375             3,902,375
Intellectual property, net                                                                       3,871,012             4,792,154
Other assets                                                                                        34,716                34,716
                                                                                        -------------------    ------------------

         Total assets                                                                   $       10,436,123     $      12,223,579
                                                                                        ===================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabiliites:
   Accounts payable                                                                     $        1,896,769     $       1,079,154
   Other accrued liabilities                                                                     1,112,943               824,287
   Notes payable:
      Stockholders                                                                                 406,106             1,071,106
      Other                                                                                         86,541                     -
   Dividends payable                                                                                12,487                 3,680
                                                                                        -------------------    ------------------

         Total current liabilities                                                               3,514,846             2,978,227

   Non-current notes payable to stockholders                                                     6,334,590             6,078,269
                                                                                        -------------------    ------------------

         Total liabiliites                                                                       9,849,436             9,056,496
                                                                                        -------------------    ------------------

Stockholders' equity:
   Convertible preferred stock, 7,000,000 shares authorized; 176,954 shares outstanding in 2001 and 165,187 in 2000; $41,924,968 aggregate
      liquidation preference in 2001 and $45,233,025 in 2000                                    41,924,968            45,233,025
   Common stock, $.01 par value, 50,000,000 shares authorized in 2001 and 2000; 6,307,692 shares
      issued and outstanding in 2001 and 3,466,486 in 2000                                          63,077                34,665
   Non-voting convertible stock, $.01 par value, 2,250,000 shares authorized; 112,492 shares issued and outstanding in 2001 and 2000,
      convertible into common stock on a one for one share basis                                     1,125                 1,125
   Additional paid-in capital                                                                   83,340,157            69,490,368
   Accumulated deficit                                                                        (124,742,640)         (111,592,100)
                                                                                        -------------------    ------------------

         Total stockholders' equity                                                                586,687             3,167,083
                                                                                        -------------------    ------------------

         Total liabilities and stockholders' equity                                     $       10,436,123     $      12,223,579
                                                                                        ===================    ==================

           See accompanying notes to unaudited financial statements.

                                  AXCESS INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                   September 30,
                                                                -------------------------------   ------------------------------
                                                                      2001             2000             2001             2000
                                                                      ----             ----             ----             ----
Sales                                                           $     750,813    $      585,279   $   2,458,374   $    2,044,150
Cost of sales                                                         729,045           727,344       1,805,437        1,515,680
                                                                -------------    --------------   -------------   --------------
          Gross profit (loss)                                          21,768          (142,065)        652,937          528,470
                                                                -------------    --------------   -------------   --------------
Operating expenses:
     Research and development                                         555,926           656,715       1,850,837        1,867,100
     General and administrative                                       685,956           675,525       1,892,102        1,864,676
     Selling and marketing                                            494,766           801,219       2,090,994        2,194,728
     Depreciation and amortization                                    386,277           400,220       1,172,331        1,188,035
                                                                -------------    --------------   -------------   --------------

          Operating expenses                                        2,122,925         2,533,679       7,006,264        7,114,539
                                                                -------------    --------------   -------------   --------------

          Loss from operations                                     (2,101,157)       (2,675,744)     (6,353,327)      (6,586,069)
Other income (expense):
     Interest income                                                   81,778            90,371         246,149          288,058
     Interest expense                                                (327,034)         (223,108)     (1,047,004)        (786,560)
     Other                                                               (782)           (3,673)           (490)           7,197
                                                                -------------    --------------   -------------   --------------

          Other expense, net                                         (246,038)         (136,410)       (801,345)        (491,305)
                                                                -------------    --------------   -------------   --------------

          Loss from operations                                     (2,347,195)       (2,812,154)     (7,154,672)      (7,077,374)
                                                                -------------    --------------   -------------   --------------

Preferred stock dividend requirements                              (2,115,948)       (2,247,309)     (5,995,868)      (8,754,129)
                                                                -------------    --------------   -------------   --------------

          Net loss applicable to common stock                   $  (4,463,143)   $   (5,059,463)  $ (13,150,540)  $  (15,831,503)
                                                                =============    ==============   =============   ==============

Basic and diluted net loss per share                            $       (1.27)   $        (1.49)  $       (3.77)  $        (4.73)
                                                                =============    ==============   =============   ==============

Weighted average shares of common stock outstanding                 3,506,184         3,389,885       3,490,986        3,346,163
                                                                =============    ==============   =============   ==============

           See accompanying notes to unaudited financial statements.

                                 AXCESS INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                              -----------------------------------
                                                                                                   2001                 2000
                                                                                                   ----                 ----
Cash flows from operating activities:
     Net loss                                                                                 $ (7,154,672)         $ (7,077,374)
     Adjustments to reconcile net loss to net cash used
          by operating activities:
               Depreciation and amortization                                                     1,172,331             1,188,035
               Amortization of financing discount and issuance costs                               256,321               252,735
               Loss on sale of assets                                                                                     (6,143)
               Changes in operating assets and liabilities:
                    Accounts receivable                                                           (174,588)             (161,794)
                    Inventory                                                                      420,673               257,824
                    Prepaid expenses and other                                                     154,036               167,123
                    Other assets                                                                   (69,640)               (8,000)
                    Accounts payable                                                               817,615               196,084
                    Accrued liabilities and other                                                  493,357              (328,862)
                                                                                              ------------          ------------
                         Net cash used by operating activities                                  (4,084,567)           (5,520,372)
                                                                                              ------------          ------------

Cash flow from investing activities:
     Capital expenditures                                                                          (67,890)             (286,857)
                                                                                              ------------          ------------
                         Net cash used by investing activities                                     (67,890)             (286,857)
                                                                                              ------------          ------------

Cash flow from financing activities:
     Borrowings under financing agreements                                                       3,595,000             2,922,850
     Principal payments on financing agreements                                                          -            (2,057,302)
     Net proceeds from issuance of common and preferred stock                                      103,083             5,329,925
                                                                                              ------------          ------------
                         Net cash provided by financing activities                               3,698,083             6,195,473
                                                                                              ------------          ------------

                         Net increase (decrease) in cash and cash equivalents                     (454,374)              388,244
Cash and cash equivalents, beginning of period                                                     454,374                69,450
                                                                                              ------------          ------------
Cash and cash equivalents, end of period                                                                 -               457,694
                                                                                              ============          ============


Supplemental information:
     Cash paid during the year for interest                                                   $      1,771          $    191,274
                                                                                              ============          ============

           See accompanying notes to unaudited financial statements.

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Summary of Significant Accounting Policies

          (a)  Description of Business

          AXCESS provides advanced security and asset management systems for business and goverment. Its network-based systems provide application solutions that reduce loss and liability, and boost productivity in areas that provide significant value for the customer. In security, the solutions extend traditional system coverage through the use of smart, network-based devices including wireless technology, making security systems more pervasive and effective at reduced cost. A particular focus on automatic security incident detection and notification further increases productivity and effectiveness. Beyond traditional security, maximizing the utilization of critical assets such as computers, inventory, people, and vehicles, improves business operations by automatically locating, tracking, monitoring, and protecting assets. The main applications are security video (CCTV), personnel and vehicle access control, and automatic asset tracking and protection. The Company provides solutions in the recently identified homeland security markets such as air and ground transportation, water treatment facilities, oil and gas, power plants, as well as in data centers, retail/convenience store, educational, healthcare, and supply chain markets. AXCESS utilizes two patented and integrated technologies: network-based radio frequency identification (RFID) tagging and streaming video. Application and brower-based software delivers critical real-time information tailored to each end user via the enterprise network or Internet, also providing custom alerts in the form of streaming video, e-mail, or pages to wireless devices.

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


          (b)  Company Organization and Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position at September 30, 2001, results of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2000 and 2001, have been made. The results of operations for any given period are not necessarily indicative of the results of the entire year.

               The Company has received working capital in various forms from Amphion Ventures, L.P. and affiliates of Amphion Ventures, L.P., including Amphion Partners L.L.C., Amphion Investments L.L.C., Antiope Partners L.L.C.
and VennWorks LLC ("VennWorks"), formerly incuVest LLC (collectively, the "Amphion Group"). If the Amphion Group were to exercise its holdings of warrants and options and convert its holdings of convertible preferred stock, debt and non-voting common stock to common stock, it would have majority ownership and voting control of the Company.


          (c)  Inventory

          In the three months ended September 2001, the Company increased its reserve for slow moving inventory. The inventory had been purchased in 2000 to satisfy estimated 2001 production requirements based on material shortages that were creating extended lead times. The cost of reserving this inventory is estimated to total $183,727 which was accrued during the three months ended September 30, 2001 as a component of cost of goods sold. Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at September 30, 2001 and December 31, 2000:

                                     September 30,          December 31,
                                         2001                   2000
                                     --------------      ----------------
               Raw materials........ $      302,237      $        571,230
               Work-in-process......         18,823                65,350
               Finished goods.......        518,569               608,423
                                     --------------      ----------------
                                     $      839,629      $      1,245,003
                                     ==============      ================

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

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement establishes new rules for determining impairment of certain other long lived assets, including property and equipment and intangible assets subject to amortization. The Company will apply the new rules beginning in the first quarter of 2002. The Company currently has no goodwill or intangible assets deemed to have indefinite lives. The Company's intangible assets consist principal of purchased technology which will continue to be amortized over an average life of five years. These assets will be subject to the impairment tests under FAS 144. Management has not yet determined what the effect, if any, of these tests will be on the earnings and financial position of the Company.


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

                                  Series A     Series B     Series C
                                  --------     --------     --------
 Number of shares authorized..    1,500,000    1,500,000    1,500,000

 Stated value.................   $    26.00   $    28.40   $    30.20

 Number of shares issued and
     outstanding:
          December 31, 2000...       63,691       58,309       39,112
          September 30, 2001..       68,602       62,806       41,834
Conversion ratio (or
     conversion price) of
     preferred shares into
     common...................  1 to 1 into  1 to 1 into  1 to 1 into
                                     voting       voting       voting
                                     common       common       common
                                      stock        stock        stock


                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(3)  Preferred Stock (Continued)

Liquidation preference........  Stated value  Stated value  Stated value plus accrued  plus accrued  plus accrued
                                   dividends     dividends     dividends

Dividend rights...............       10% per       10% per       10% per
                                      annum,        annum,        annum,
                                  cumulative    cumulative    cumulative

                                                                   Series        Series
                                     Series I      Series J         1999          2000
                                     --------      --------         ----          ----
Number of shares authorized...         2,500         2,500         2,500         2,500

Stated value..................       $10,000       $10,000       $10,000       $10,000

Number of shares issued and
     outstanding:
          December 31, 2000...           688         2,011           140         1,236
          September 30, 2001..           174         1,922           149         1,467

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

          On September 28, 2001, the Company issued (a) 1,709 shares of Series A Preferred Stock to the holders thereof as payment in full for the $44,447 of accrued, but unpaid dividends of the Series A Preferred Stock as of such date,
(b) 1,565 shares of Series B Preferred Stock to holders thereof as payment in full for the $44,447 of accrued, but unpaid dividends of the Series B Preferred Stock as of such date, (c) 756 shares of Series C Preferred Stock to holders thereof as payment in full for the $22,812 of accrued, but unpaid dividends of the Series C Preferred Stock as of such date, (d) 15 shares of Series I Preferred Stock to holders thereof as payment in full for the $146,291 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date,
(e) 43 shares of Series J Preferred Stock to holders thereof as payment in full for the $434,767 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, (f) 3 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $29,754 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date, and (g) 34 shares of Series 2000 Non-Voting Preferred Stock to the holders thereof as

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

payment in full for the $343,257 of accrued, but unpaid dividends of the Series 2000 Non-Voting Preferred Stock as of such date.

          On September 28, 2001, the Amphion Group elected to convert (a) 306.25 shares of Series 2000 Non-Voting Preferred Stock with an issue price of $10,000 per share and a conversion price of $3.50 per share, into 875,000 shares of the Company's Common Stock, (b) 214 shares of Series J Preferred Stock with an issue price of $10,000 per share and a conversion price of $4.00 per share, into 535,000 shares of the Company's Common Stock, and (c) 556.55 shares of Series I Preferred Stock with an issue price of $10,000 per share and a conversion price of $4.00 per share, into 1,391,374 shares of the Company's Common Stock.

(4)  Demand Notes Payable to VennWorks

          On January 12, 2001 the Company entered into a 9.0% convertible demand note ("9% Demand Note") with VennWorks. During the three months ended March 31, 2001, the Company borrowed $1,925,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. At December 31, 2000 the Company had a demand note balance payable from a demand note with VennWorks dated September, 14, 2000, of $91,106. On March 30, 2001, VennWorks elected to convert $2,000,000 of demand note borrowings into 200 shares of Series 2000 Preferred Stock (see Note 3 above), leaving a balance of $16,106 under the 9% Demand Note outstanding at March 31, 2001. During the three months ended June 30, 2001, the Company borrowed an additional $1,070,000 under the 9% Demand Note. On June 29, 2001, VennWorks elected to convert $1,080,000 of the principal balance and $80,000 of accrued interest payable on this note into 116 shares of Series 2000 Preferred Stock (see Note 3 above), leaving a balance of $6,106 under this note outstanding at June 30, 2001. During the three months ended September 30, 2001, the Company borrowed an additional $600,000 under the 9% Demand Note. On September 28, 2001, VennWorks elected to convert $600,000 of the principal balance on this note into 60 shares of Series 2000 Preferred Stock (see Note 3 above), leaving a balance of $6,106 under this note outstanding at September 30, 2001.

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

Results of Operations
---------------------

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

          Sales and Gross Profit. Sales for the three months ended September 30, 2001 were $750,813 and $585,279 for the three months ended September 30, 2000, on which a gross profit (loss) of $21,768 and $(142,065) was realized, respectively. The increase in revenue was due to the completion of a single video system sale in the retail/convenience store market. Delivery on this sale began in the second quarter of 2001. The loss in 2000 was a direct result of the radio frequency identification (RFID) version 5.0 tag replacement. As a result of this replacement warranty costs of $268,823 were accrued as a component of cost of sales in the three months ending September 30, 2000.

          RFID product sales were $176,174 for the three months ended September 30, 2001 and $322,752 for the three months ended September 30, 2000. Cost of sales were $213,539 for the three months ended September 30, 2001,and 509,396, which includes the warranty expense of $268,823, for the three months ended September 30, 2000. As a result, gross (loss) from RFID products were $(37,365) for the three months ended September 30, 2001 and $(186,644) for the three months ended September 30, 2000. Management believes that the corrections made to the tag manufacturing process has reduced warranty costs to historical levels.

          Digital video product sales were $574,639 for the three months ended September 30, 2001 and $262,527 for the three months ended September 30, 2000. The increase was due to the completion of a single video system sale in the retail/convenience store market. Delivery on this sale began in the second quarter of 2001. Cost of sales were $515,506 for the three months ended September 30, 2001 and $217,948 for the three months ended September 30, 2000. As a result, gross profits from digital video products were $59,133 for the three months ended September 30, 2001 and $44,579 for the three months ended September 30, 2000.

          Operating Expenses. Operating expenses were $2,122,925 for the three months ended September 30, 2001 and $2,533,679 for the three months ended September 30, 2000. The decrease was due primarily to the decrease in selling and marketing expenses.

          Research and development expenses for the three months ended September 30, 2001 of $555,926 were incurred in connection with the development of new digital video and RFID products. For the three months ended September 30, 2000, research and development expenses were $656,715.

          Corporate general and administrative expenses were $685,926 for the three months ended September 30, 2001 and $675,525 for the three months ended September 30, 2000. The increase was due to higher legal costs during the three months ended September 30, 2001.

          Selling and marketing expenses were $494,766 for the three months ended September 30, 2001 and $801,219 for the three months ended September 30, 2000. The Company reduced the amount of advertising compared to the previous year and did not attend some trade shows.

          Other expenses, net. Other expenses, net, were $246,038 for the three months ended September 30, 2001, compared to $136,410 for the three months ended September 30, 2000. Interest income was $8,593 lower during the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

          Loss from Continuing Operations. Loss from continuing operations was $2,347,195 for the three months ended September 30, 2001, compared to a loss of $2,812,154 for the same period in 2000. The decrease in the operating loss was a direct result of the increased gross profit and decreased operating expenses for the three months ended September 30, 2001.

Results of Operations
---------------------

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 31, 2000

          Sales and Gross Profit. Sales for the nine months ended September 30, 2001 were $2,458,374 and $2,044,150 for the nine months ended September 30, 2000, on which a gross profit of $652,937 and $528,470 was realized, respectively. The increase was due to a single video system sale in the retail/convenience store market.

          Radio frequency identification (RFID) product sales were $618,910 for the nine months ended September 30, 2001 and $720,750 for the nine months ended September 30, 2000. Cost of sales were $502,051 for the nine months ended September 30, 2001,and 756,760, which includes the warranty expense of $268,823, for the nine months ended September 30, 2000. As a result, gross profits (loss) from RFID products were $116,859 for the nine months ended September 30, 2001 and $(36,010) for the nine months ended September 30, 2000. Management believes that the corrections made to the tag manufacturing process has reduced warranty costs to historical levels.

          Digital video product sales were $1,839,465 for the nine months ended September 30, 2001 and $1,323,400 for the nine months ended September 30, 2000. Cost of Sales were $1,303,386 for the nine months ended September 30, 2001 and $758,920 for the nine months ended September 30, 2000. The increase was due to a single video system sale in the retail/convenience store market. As a result, gross profits from digital products were $536,079 for the nine months ended September 30, 2001 and $564,480 for the nine months ended September 30, 2000.

          Operating Expenses. Operating expenses were $7,006,264 for the nine months ended September 30, 2001 and $7,114,539 for the nine months ended September 30, 2000. The reduction in operating expenses was due primarily to the reduction in selling and marketing expenses.

          Research and development expenses for the nine months ended September 30, 2001 were $1,850,837 compared to $1,867,100 for the nine months ended September 30, 2000. The Company has continued to design new products and improve the existing products. With no major planned product releases in 2001 the Company, by plan, has kept research and development cost flat.

          Corporate general and administrative expenses were $1,892,102 for the nine months ended September 30, 2001 and $1,864,676 for the nine months ended September 30, 2000. The increase was due to higher legal costs.

          Selling and marketing expenses were $2,090,994 for the nine months ended September 30, 2001 and $2,194,728 for the nine months ended September 30, 2000. The Company reduced the amount of advertising compared to the previous year and did not attend some trade shows.

          Other expenses, net. Other expenses, net, was $801,345 for the nine months ended September 30, 2001, compared to $491,305 for the nine months ended September 30, 2000. During the nine months ended September 30, 2001 the Company borrowed over $1.5 million more under demand notes then had been borrowed in 2000. The majority of these demand notes were eventually converted into preferred stock but the increased interest expense caused the increase in other expenses.

          Loss from Continuing Operations. Loss from continuing operations was $7,154,672 for the nine months ended September 30, 2001, compared to $7,077,374 for the same period in 2000. The decrease in the operating loss was a direct result of the increased gross profit and decreased operating expenses for the nine months ended September 30, 2001.

Liquidity and Capital Resources

          Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and, more recently, convertible debt and demand notes from stockholders to meet its working capital needs.

          On January 12, 2001 the Company entered into a 9.0% convertible demand note ("9% Demand Note") with VennWorks. During the three months ended March 31, 2001, the Company borrowed $1,925,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. At December 31, 2000 the Company had a demand note balance payable from a demand note with VennWorks dated September, 14, 2000, of $91,106. On March 30, 2001, VennWorks elected to convert $2,000,000 of demand note borrowings into 200 shares of Series 2000 Preferred Stock (see Note 3 above), leaving a balance of $16,106 under the 9% Demand Note outstanding at March 31, 2001. During the three months ended June 30, 2001, the Company borrowed an additional $1,070,000 under the 9% Demand Note. On June 29, 2001, VennWorks elected to convert $1,080,000 of the principal balance and $80,000 of accrued interest payable on this note into 116 shares of Series 2000 Preferred Stock (see Note 3 above), leaving a balance of $6,106 under this note outstanding at June 30, 2001. During the three months ended September 30, 2001, the Company borrowed an additional $600,000 under the 9% Demand Note. On September 28, 2001, VennWorks elected to convert $600,000 of the principal balance on this note into 60 shares of Series 2000 Preferred Stock (see Note 3 above), leaving a balance of $6,106 under this note outstanding at September 30, 2001. From October 1, 2001 through November 1, 2001, the Company borrowed an additional $422,000 under this note.

          The Company's business plan for 2001 is predicated principally upon the successful marketing of its RFID and digital video products. During the nine months ended September 30, 2001 operating activities utilized approximately $4.4 million of cash. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2001.

          The Company is actively seeking additional capital. For the nine months ended September 30, 2001, VennWorks provided $3,595,000 of additional working capital through loans under demand notes. However, VennWorks has made no assurance that such funding will continue. Through September 30, 2001, VennWorks has converted $3,588,894 of the borrowings. VennWorks has the right to call the balance of the demand notes at any time.

          The Company's working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results, the status of competitive products, and actual expenditures and revenues compared to its business plan. The Company is currently experiencing declining liquidity, including negative working capital balances, losses from operations and negative cash flows, which makes it difficult for the Company to meet its current cash requirements, including payments to vendors, and may jeopardize the Company's ability to continue as a going concern. The Company intends to address its liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections. If the Company's liquidity does not improve, the Company may be required to seek a merger partner, curtail its operations or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders.


Other

          Inflation. Inflation has not had and is not expected to have a material impact on the operations and financial condition of the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          Two former employees, Steven L. Briggs and Charles Martin, have filed for binding arbitration against the Company under the terms of their employment agreements. Both employees claim to have resigned "for good reason" as defined under the agreements. Under the terms of their employment agreements, an employee resigning for good reason will be paid a $300,000 severence. The Company disputes both claims and intends to defend them vigorously.

          The following suits have been filed against the Company claiming non-payment of amounts owed. The Company is attempting to settle these claims, but has limited resources to do so due to the Company's negative cash flow and reduced working capital balances. The aggregate amount of these claims is $450,852. The relief sought in these claims has been fully accrued in the Company's current financial statements.


          Company                   Court Filed                   Date Filed              Relief Amount
          -------                   -----------                   ----------              -------------
Williams Office Supplies        Dallas County, Texas                July 27, 2001           $    2,500
IT Pros                         Dallas County, Texas                July 18, 2001               13,860
Techni Power, Inc.              Dallas County, Texas                July 27, 2001               12,026
Pioneer Standard Electron       Dallas County, Texas             October 15, 2001               50,503
BTI                             Tarrant County, Texas            October 18, 2001              159,547
Direct Recruiters               Cuyahoga County, Ohio            October 15, 2001               15,000
KFS Inc. Airfreight             Dallas County, Texas              August 24, 2001                1,349
Second Source Systems, Inc.     Dallas County, Texas             October 31, 2001               80,004
Industrial Resources            Superior Court of California      October 2, 2001                2,707
CBC America Corporation         Dallas County, Texas             November 2, 2001              113,357

Item 2. Changes in Securities.

          During the first nine months of 2001, the Company issued unregistered securities in connection with the transactions described below. The issuance of preferred stock was exempt from the registration requirements of the Securities Act, as amended, by virtue of Section 4(2) thereof, as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates.

Dividends and Conversions

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

          On September 28, 2001, the Company issued (a) 1,709 shares of Series A Preferred Stock to the holders thereof as payment in full for the $44,447 of accrued, but unpaid dividends of the Series A Preferred Stock as of such date,
(b) 1,565 shares of Series B Preferred Stock to holders thereof as payment in full for the $44,447 of accrued, but unpaid dividends of the Series B Preferred Stock as of such date, (c) 756 shares of Series C Preferred Stock to holders thereof as payment in full for the $22,812 of accrued, but unpaid dividends of the Series C Preferred Stock as of such date, (d) 15 shares of Series I Preferred Stock to holders thereof as payment in full for the $146,291 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date,
(e) 43 shares of Series J Preferred Stock to holders thereof as payment in full for the $434,767 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, (f) 3 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $29,754 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date, and (g) 34 shares of Series 2000 Non-Voting Preferred Stock to the holders thereof as payment in full for the $343,257 of accrued, but unpaid dividends of the Series 2000 Non-Voting Preferred Stock as of such date.

          On September 28, 2001, the Amphion Group elected to convert (a) 306.25 shares of Series 2000 Non-Voting Preferred Stock with an issue price of $10,000 per share and a conversion price of $3.50 per share, into 875,000 shares of the Company's Common Stock, (b) 214 shares of Series J Preferred Stock with an issue price of $10,000 per share and a conversion price of $4.00 per share, into 535,000 shares of the Company's Common Stock, and (c) 556.55 shares of Series I Preferred Stock with an issue price of $10,000 per share and a conversion price of $4.00 per share, into 1,391,374 shares of the Company's Common Stock.

Note Borrowings and Conversions

          On January 12, 2001, the Company entered into a 9.0% convertible demand note with VennWorks. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. During the three months ended September 30, 2001, the Company borrowed $600,000 under this note. On September 28, 2001, VennWorks elected to convert $600,000 of the principal balance on this note into 60 shares of Series 2000 Preferred Stock. As a result, at September 30, 2001, VennWorks had an outstanding balance of $6,106 on this note.

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

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

               Exhibit No.    Description
               -----------    ------------

                   10.1 Amended Schedule of Advances to the Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000 (the Demand Note is incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000). *

               _________________
               * Filed herewith.

     (b)  Reports on Form 8-K:

          None

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

November 14, 2001

                                 Exhibit Index

          Exhibit No.    Description
          -----------    ------------

             10.1 Amended Schedule of Advances to the Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000 (the Demand Note is incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000). *10.1

          _________________
          * Filed herewith.