Form 10KSB
period 2001-12-31
AXCESS INC/TX
filed 2002-04-16
CIK 710597

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                  FORM 10-KSB

(Mark One)
 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the Fiscal Year Ended December 31, 2001

     TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
---
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                ----------    ----------

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

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

               Title of Class:                            Name of exchange on which registered:
Voting Common Stock, par value $.01 per share                    NASDAQ SmallCap Market

                                   15,848,179
               (Number of Shares Outstanding as of April 1, 2002)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
          ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2001 were $2,696,404.

On April 1, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,171,714. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on April 1, 2002, as reported on the over-the-counter NASDAQ SmallCap Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the issuer may be deemed an affiliate of the issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.

There were 112,492 shares of non-voting common stock outstanding as of April 1, 2002.

                       Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be held on June 12, 2002, are incorporated by reference into
Part III.

Transitional Small Business Disclosure Format (check one):
YES    NO  X
   ---
================================================================================

                                     PART I

Forward Looking Statements

This annual report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as "may," "can," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including without limitation, the statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements"), are disclosed in this annual report on Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements and under the caption "Risk Factors." In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company's products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

As used herein, references to the "Company" are to AXCESS Inc., a Delaware corporation ("AXCESS") and its subsidiaries.

Item 1. DESCRIPTION OF BUSINESS

The Company

AXCESS Inc. provides advanced security and asset management systems which locate, identify, track, monitor and protect assets. Its network-based systems provide application solutions that can reduce loss and liability, and boost productivity in areas that provide significant value for the customer. In security, the Company's solutions extend traditional system coverage through the use of the corporate network or Internet. Further, by utilizing network-based devices programmed to detect security anomalies, the Company believes that its solutions make security systems more pervasive and effective at a reduced cost. In particular, the Company's systems focus on automatic incident detection, recording, and notification, all of which can increase productivity and effectiveness. Beyond traditional security, the Company's solutions automatically locate, track, monitor and protect assets, which can maximize utilization of critical assets, such as computers, inventory, people, and vehicles, and improvement of business operations. The Company believes that its focus on asset related security problems enables customers to increase their asset utilization and operating efficiency and that the Company's approach will differentiate it in the marketplace.

The main applications of the Company's systems are security video through closed circuit television (called CCTV), personnel and vehicle access control, and automatic asset tracking and protection. The Company uses traditional security industry marketing channels for corporate enterprise and government sales and marketing and the Company's products are sold to a wide range of industries. The Company provides solutions in the recently identified homeland security markets such as air and ground transportation, water treatment facilities, oil and gas, power plants, as well as in the markets for data centers, retail and convenience stores, education, and corporate offices. AXCESS utilizes two patented and integrated technologies: network-based radio frequency identification (commonly referred to as RFID) and tagging and streaming video (used for CCTV transmission and recording). Both application and browser-based software options deliver critical real-time information tailored to each end user via the enterprise network or Internet, also providing custom alerts in the form of streaming video, e-mail, or messages delivered to wireless devices. The Company's principal offices are located at 3208 Commander Drive, Carrollton, Texas, 75006, and its telephone number is 972-407-6080.

Company Evolution

The Company was formed in November 1982 as Lasertechnics, Inc. Prior to 1999, the Company, through two subsidiaries, sold high-end dye-sublimation card printers and high-speed laser marking equipment. During 1998, the Company determined that it could not be consistently profitable selling these products. Accordingly, in October 1998, the Company discontinued the operations of its 96% owned subsidiary, Sandia Imaging Systems Corporation, which was engaged in distributing and reselling high-end dye-sublimation card printers and consumables. The Company sold this business in December 1998. A second subsidiary, Lasertechnics Marking Corporation, was engaged in fabricating, distributing and selling high-speed laser marking equipment. In April 1999, the Company sold Lasertechnics Marking Corporation to affiliates of Amphion Ventures, L.P., a major stockholder of the Company. See also "Item 12. Certain Relationships and Related Transactions."

The Company then made a concerted effort to enter into the high technology security products marketplace, and identified RFID as its initial target. In September 1998, the Company consummated the acquisition of the RFID based intellectual property assets of ASGI, Inc. and Nauta, Inc., unaffiliated entities to AXCESS. The intellectual property assets included a patent, trade secret rights, software, hardware, product designs and all other technical information necessary for the Company to manufacture and market RFID products to the access control and asset management markets.

In July 1999, the Company acquired another company in the security technology marketplace in the digital video or CCTV area. The Company acquired substantially all of the assets, including the network video technology, of Prism Video, Inc. Prism Video, Inc. was engaged in the development, design, manufacture and marketing of video security technology and video storage products. The Company then hired new senior management experienced in the packaging, sales, and marketing of high technology security products.

The Company further developed the RFID and network-based streaming video technologies throughout 2000 and 2001. It also secured key reference accounts and established branding for its product lines during the period. In November 2001, the Company acquired all of the assets of IVEX Corporation relating to its VSA 1200 Project. The VSA 1200 project was an embedded processor-based multimedia streaming network appliance that pushes advanced video and audio processing directly onto the corporate or Internet backbone, then to any point on the network, including handheld devices. The Company believes that IVEX's unique architecture offers a strategic platform on which to build value-adding video filtering and detection software which the Company expects to improve the effectiveness of the IVEX product line as well as provide a competitive advantage to the Company. Throughout 2001, the Company used its reference customers and its brand awareness to secure key marketing channel partners. These partners are important to the future revenue growth of the Company's business due to their market presence. The Company believes that by integrating its systems into the systems of these channel partners, adoption of the Company's technologies and products will accelerate. The Company has completed its integration efforts with certain channel partners and is in the process of integrating others.

Sales Channels

AXCESS utilizes an indirect sales model focused primarily on system integrators as marketing channel partners capable of selling and installing network-based CCTV and asset management applications. Other outlets include distributors, specialty dealers, catalog sales organizations, and OEMs (original equipment manufacturers). The Company is continuing channel development in the security industry, by focusing on large system integrators that have significant sales in which the Company hopes to participate. The system integrators and dealers are responsible for the installation in almost all cases. AXCESS has five territory salesmen and one national account salesman that support individual sales as needed. Using established channels to gain widespread exposure and sales leverage is a well-utilized model in the industry.

The indirect sales model allows the Company to address multiple industry segments generically, including manufacturing, wholesale / distribution, retail, services, government, education and finance. The indirect sales model fits the characteristics of the Company's product portfolio with other products which become system solutions that require custom site planning and installation. Sales generally have multiple locations with the average revenue per system location in the tens of thousands, and are based on a new technology and its application to traditional security problems. By working directly with established marketing channel partners, this indirect model also gives the Company the flexibility to introduce new products and application as they are developed.

For certain focused large system sales opportunities, the Company works more directly with end users. This approach enables the Company to prospect directly for selected larger transactions and reference accounts in a prudent, "opportunity driven" fashion. The eventual installation is still accomplished through an established channel partner.

Partnering

The Company believes that the security integration business will continue to go through consolidations and grow by acquisition, and that each of the large integrators are working to develop full-product portfolios to provide the widest range of solutions for their customers. The Company also believes that its products can play a key role as strategic elements of these portfolios, and that the integrators bring to AXCESS broad product and corporate exposure and sales capabilities. Combined integrator revenues were over $1 billion in 2001, according to a Security Distributing and Marketing (SDM) Magazine report. The largest global integrators that provide security technology solutions include Honeywell, Tyco, Siemens, Group 4 and General Electric.

The Company has signed partnering agreements with several integrators. In general, these agreements provide for the integrators to sell and market the Company's products, favorably price the Company's products based on the volume of the Company's products sold, provide customer service support for the Company's products sold by the integrators, and integrate the Company's products into the integrator's system.

Honeywell. In January 2000, the Company signed a product development and
---------
marketing agreement with Honeywell. Pursuant to the agreement, the two companies together developed a chip that the Company uses in certain RFID tags. Honeywell has bid and sold the Company's RFID products to support the United States Department of Defense procurements in asset management and some of the resulting programs may be awarded in 2002.

Sonitrol (Tyco). In January 2000, the Company signed a strategic partnership
---------------
agreement with Sonitrol. The solution provides video capability for their security monitoring franchises.

Software House, Sensormatic, and ADT (Tyco). In September 2001, the Company was
-------------------------------------------
selected by Software House as the preferred provider of RFID solutions for asset management. Since September 2001, the Company's ActiveTag products have been integrated into the C-Cure 800 access control system. Sensormatic and ADT also have the capability to sell the Axcess system integrated into C-Cure.

Other Integrator Partners

In the second half of 2001, AXCESS signed partnership agreements with Anixter, Samsung USA, and Loronix (Comverse). The AXCESS system has since been integrated into the systems provided by Samsung, Iteras, and Loronix, totaling four integrators who have the AXCESS system embedded into the solutions they sell.

Products and Technology

Under the ActiveTag(TM) label, the Company supplies active RFID system solutions that utilize enterprise networks or the Internet. ActiveTag(TM) is a multi-use, single-system solution scaleable for small, medium, and large enterprises. This versatile technology has two patents awarded with applications for 13 additional patents pending. The system supports a variety of automatic monitoring and tracking applications, including asset containment, asset management, large value inventory management and pallet control, personnel and vehicle access control, and personnel time and attendance.

ActiveTag(TM) uses small, battery-powered tags that, when automatically activated at control points throughout a facility, transmit a wireless message to palm-size receivers networked on an existing corporate local area network (commonly referred to as LAN). Tag identification and location information is instantly forwarded over the network to a host computer. ActiveTrac(TM) is an application software program that logs and displays the information from the tag to provide a comprehensive picture of the person, asset or vehicle being tracked. In addition, the Company is continuing to develop OnlineSupervisor(TM) software, which has a browser-based display and provides real-time management solutions through reporting, display, and decision and control functions.

ActiveTag(TM) tracks assets as the assets enter, exit and move within a facility to monitor their whereabouts, detect theft and prevent loss. ActiveTag(TM) software can link assets and personnel together to provide a non-invasive, hands-free access control and asset protection solution at perimeter doors and other controlled entry and exit points. Personnel tags include a panic button for increased personal safety and peace of mind. This software can track vehicle and equipment movements to provide real-time, paperless logistics data and automated gate control. Not only can pallets, containers or boxes be tracked in real-time, but a beaconing feature (where the tag transmits on a fixed time interval) allows the user to automatically count and monitor all inventory, even while stationary. One version of the RFID tag includes an embedded temperature sensor inside to monitor and transmit measurement of ambient temperature or to signal when the temperature moves outside of a defined range. This sensor capability is utilized today for helping with the early detection of computer server failure in data centers. Another version of the RFID tag has external sensors so the tag can act as a low-cost wireless transmitter.

AXCESS' Prism Video products offer a networked digital video system for enterprises providing remote and local CCTV to the desktop. Enterprises can use this system for transmit and view applications and digital video recording. The Company offers both standards-based compression, currently H.323 and JPEG, and proprietary VSLE video compression, supported by 12 patents with applications for three more patents pending. The advanced compression technology allows video to be viewed live on any network computer, or recorded and efficiently stored for analysis at a later time. A full array of Prism Products, including cameras, transmitters and recorders, provides customers with low cost, enterprise-wide digital video solutions over the network. Cameras and transmitters can utilize any transmission facility including phone lines, ISDN, LAN, Internet or other facility. High speed, real-time video and audio provides visibility into operations to improve life safety, improve efficiency, observe sales programs, reduce theft, and monitor compliance with both legal and corporate guidelines.

The LANconnect(TM) product line is comprised of advanced multimedia streaming network appliances that acquire video at the source, then provide advanced video and audio processing over the network to digital recorders and on to the other points of the network. The combination of highly-integrated embedded processing power and programmability allows digital video processing to be distributed at the analog source, freeing up valuable network bandwidth, reducing video storage requirements, eliminating single point of failure and enabling the user to select the quality of the video. The LANconnect system also stores video digitally, which allows fully distributed storage. These storage possibilities make the video network efficient by transmitting needed video only, yet making all of the video available on demand. Only needed, "exception-based" video is transmitted either on alarm or on-demand.

The LANcam(TM) network camera transmits digitized CCTV video directly over an enterprise LAN at low bandwidths. Each camera is independently controllable, including the control for the amount of network capacity or bandwidth the camera utilizes, which prevents performance impacts on other applications.

Digital video recording can be widely distributed over the network using LANcorders(TM) to provide easy access to recorded video along with live video on-demand to the desktop. AXCESS' specialized implementation includes a software only videocassette recorder, or time-lapse recorder, utilizing standard computers on the existing network for recording rather than dedicated hardware recorders. This architecture includes distributed video recording along with playback and live viewing over an existing computer network. The Company believes that this architecture establishes a foundation upon which the Company may compete today and in the future.

The Prism Video line includes a suite of software products for viewing live and recorded video. These products range from dedicated security software applications, to web page viewing for casual use. The products also permit a user to view video on wireless devices such as handheld computers connected to a standard wireless LAN system.

The Onlinesupervisor(TM) system integrates the presentation of RFID data and digital video to a standard web browser. Through a display customized to each end user, real-time status is integrated with live and recorded digital video. Events that can be shown involve premises security, physical asset protection, personnel staffing, and operations performance. Up to the minute personnel and asset inventory counts are provided. Live streaming video is available of each site via the network connection. Each monitored event is linked to the database of recorded video files to enable the viewing of tagged events such as personnel activity at door entrances and exits, access to controlled areas, and asset movements. The system is available as a standalone enterprise solution or as a portal-based solution hosted by AXCESS. The Company believes that the system is unique in its ability to link information read from a tag with video clips and pictures from the scene surrounding the tag.

Typical Applications of the Company's products include:

     . "Hands-free" personnel identification and access control - Doors can be automatically opened as the accredited employee approaches the door, enabling rapid and easy entrance without presenting a card to be swiped. Multiple logical control zones can be set up within a facility making key areas automatically more secure. The identification can be linked to tagged assets to improve asset management accountability.

     . "Hands-free" vehicle identification and access control - Vehicles can automatically enter a controlled or gated area with a tag placed in the vehicle. The tag is recognized as it approaches the gate, allowing "rolling access" and facilitating entrance and exit speed. For industrial applications, driver tags and inventory tags can be matched to ensure integrity of the shipment.

     . Mobile asset protection and tracking - Mobile assets, such as computers and medical equipment, can be automatically tracked as they move throughout the facility and protected if they approach a perimeter door without authorization. Linking to custodian tags provides accountability and instant authorized movement.

     . Fixed asset inventory and protection - Static assets such as desktop computers can be tagged and automatically inventoried at periodic intervals. Should the assets be moved, their location is identified and automatically tracked.

     . Inventory control and tracking - Inventory items, such as pallets, crates, barrels and vessels, can be automatically located, identified, and tracked as they move and protected against unauthorized removal.

     . Corporate CCTV recording - Traditional security video recording can be done digitally to ensure quality, performance, and availability.

     . Remote CCTV surveillance - Traditional security surveillance is provided via telephone line or over the network to give remote viewing for security central monitoring and for operations review. In retail stores this provides life safety as well as improved monitoring of operations. In schools, student monitoring is improved with live, on-campus video available to the police. In homeland defense, live video of an incident is available to authorities, including mobile professionals.

     . Personnel mustering - In cases of catastrophic disaster involving buildings, tags on people are used to identify who exited safely.

Markets

The Security Industry Association indicates video surveillance revenue for industry manufacturers and integrators increased from $282 million in 1990, to $1 billion in 2000, and is expected to reach $1.6 billion by 2005. The Venture Development Corporation's 2000 survey forecast that the RFID market will be $1 billion in 2000, and is growing at 25 to 30 percent annually. AXCESS' products have been designed, built and introduced with general purpose, broad applications in mind, cutting across many industries. Some examples of product solutions in selected markets are provided below.

Data Center Asset Management - AXCESS products locate and protect computer
----------------------------
servers, central processing units and other equipment using RFID tagging. Tagged servers can also be monitored with temperature sensor tags that not only protect against loss and misplacement, but also provide an early indication of potential failure. AXCESS' products provide security and visibility from the entrances to the server and cage level. Many legacy data centers and computer rooms have the same characteristics. In addition to tagging the computers, users of AXCESS products can tag authorized personnel to facilitate easy movement of the assets and to restrict access to sensitive areas. Video complements the asset management application by providing live viewing capability into the co-location cage or cabinet area. Archived video is also available to investigate asset-based activity alarms.

Retail CCTV - Management and security station personnel can use AXCESS products
-----------
to remotely supervise facilities such as retail stores, convenience stores, and fast food stores from the desktop using video transmitted over an enterprise WAN, the Internet, or modem. Retail personnel can also use remote video systems in retail are used for life safety and to reduce employee theft. The Company has many notable customers in this market.

Education - Various schools and universities are implementing tagging to protect
---------
data center assets, schools, and universities are also using networked video for life safety reasons. Many schools and universities already have built-out networks, so RFID tagging and networked video may be added for the incremental cost of this equipment. Built-out networks also offer additional flexibility to move video remotely and share video data with school administrators and authorities. A federal program entitled "Safe Schools, Healthy Schools" is scheduled to fund additional security equipment in kindergarten through twelfth grade over the next several years, and AXCESS intends to market its products to schools taking advantage of this program.

Corporate Access Control and Asset Management - Employees may gain access to
---------------------------------------------
company premises using automatic hands-free personnel RFID tags that may also be placed on corporate assets, such as laptops, to track movements and prevent loss. AXCESS, through its control-point architecture, believes that it has a unique solution to address this market by tagging laptops and implementing control zones.

Corporate Security CCTV - The Company believes that security CCTV is the fastest
-----------------------
growing segment for security products and systems. Management personnel can use security CCTV to view live motion video over the network and access stored video clips on-demand of operations activity, personnel corporate compliance, and security. Many existing security systems are analog, limiting video availability to cabled networks and videocassette recorder tape. AXCESS' products provide a bridge from analog systems to digit networks. Networked video enables viewing from desktops and wireless handhelds by multiple departments. Recorded video may be made available to numerous locations on the corporate LAN or via the Internet.

Airport Security and Homeland Defense -AXCESS can provide hands-free premise
-------------------------------------
access control to employees and authorized vehicles needing easy, secure access to the terminal and tarmac. The Company's products can provide controlled access for fuel trucks at the fuel depot. Courtesy vehicles can use access control for added gate security. Networked video and recording may be added to the network infrastructure to extend security visibility throughout the terminal and grounds.

Healthcare Resource Management - Company products can tag personnel and
------------------------------
equipment to provide better utilization of clinical devices, to locate patients, and to stage devices in order to speed up procedures. Users of the Company's RFID tagging products may reduce equipment and personnel costs associated with patients moving within the facility. The Company's equipment may enable healthcare facilities to increase revenues from more efficient billing of equipment usage.

Inventory and Transportation Management - Cartons, pallets, containers and even
---------------------------------------
missiles may be tagged so they can be located, tracked and monitored to facilitate movement, rapid order picking and inventory verification. Bar coding is common in source product labeling at the start of the supply chain. Once products are packaged in larger containers for shipping and warehousing, RFID tagging complements bar coding and the warehouse system by enabling automatic long-range identification and location of products. In production applications, the tag can be a wireless sensor for a production line, transmit information about the build specifications for a product, and send notifications from the finished goods area after production is completed.

Patents and Proprietary Technology

The Company relies on a combination of patents, trade secrets, technology licenses, and other intellectual property rights. The Company was awarded two new patents in 2000, one in digital video compression and one in RFID automatic identification. In total, the Company has received 14 U.S. patents with international coverage around the globe. The Company has 14 patents in various stages of prosecution with foreign patent authorities and several additional patents being prepared for filing. The period covered by the Company's issued patents ranges from 7 to 17 years. The Company intends to protect and enforce its intellectual property rights and to preserve its rights relating to its key product technologies to the extent commercially reasonable. The Company has registered a number of trade and service marks, including AXCESS Inc.(TM), the AXCESS Inc. (logo)(TM), LANcam, ActiveTag(TM), onlineaccess.com(TM), Prism Video(TM) and LANcorder (TM).

Engineering and Development

The Prism Video(TM) product line provides flexible capture and placement of video on a network for recording and display over the network. At the end of 2001 the Company began to integrate the Prism Video (TM) line with the transmitter products the Company acquired from IVEX Corporation. The IVEX products include a network transmitter capable of serving up to eight simultaneous viewers, and a combined transmitter and recorder which allows recording to be done and retained near the camera. The IVEX products are being integrated into the Company's core software platforms to offer customers an increased range of features and function options. During 2001, the Company developed specific feature and function enhancements to its Prism Video (TM) product line that the Company's integrators requested. The Company is developing advanced video processing algorithms and will continue to focus on these algorithms to increase the intelligence of the Company's video appliances. Examples of these algorithms include advanced motion detection, motion tracking, speed and direction measurement, object addition and subtraction detection, facial recognition, and people counting. In 2002 the Company also plans to enhance its LANconnect-DVR product which distributes long duration video recording and provides network-based access to event files by multiple simultaneous users.

During 2001, the Company developed a new, smaller key-fob size form factor for the RFID tags. The Company expects that this tag will reduce the cost of a personnel tag compared to previous card sized form factor. The Company continues to look at the development of new semiconductors for integrating RFID functions into smaller, less costly devices. The Company intends to work toward the inclusion of various sensors, such as motion, humidity and power, to enable the tagging system to more fully address market needs in the data center and logistics markets. The Company anticipates that third party improvements to battery technology will enable size reduction.

Onlinesupervisor development continues to add additional data sources that can be delivered over the same platform, making the product expandable beyond RFID data on an industry specific basis into areas including condition monitoring and data mining.

Competition

The market for the Company's products and services is intensely competitive and is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products.

A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources. The Company's management believes that the principal factors affecting competition in the Company's markets include product functionality, performance, flexibility and features, use of open standards technology, quality of service and support, company reputation, price and overall costs of ownership. In order to compete, the Company seeks to provide products that are technologically superior, and that deliver better value. The Company believes that the following factors help distinguish the Company's products from those of its competitors:

The ActiveTag(TM) RFID automatic identification system benefits from low cost, long range tags, which have a small form factor, long-term battery life, and also a platform for adding sensor capabilities. The activation of tags occurs at a separate low frequency, a patented approach which the Company believes give AXCESS an advantage among active RFID companies in the ability to establish physical control points, such as doorways, and virtual control points, such as hallways. The receiver system is designed as a low cost infrastructure that runs on a standard Internet network backbone. The system is flexible enough to support multiple applications for people, physical assets, and vehicles. Finally, the tag data is integrated with live and recorded streaming video on a multi-user browser display platform for both casual viewing and industrial requirements.

Flexibility comes from the use of dual frequencies for wake-up and transmission: low frequency on wake-up and UHF for transmission. Tag transmission at UHF penetrates all materials except metal, enabling reliable tag transmission. This also enables long range tag reads using omni-directional antennas so that no line of sight is required. A simple transmission protocol allows multiple tags to be read simultaneously. The advanced battery management design provides battery life of three to five years under normal operating conditions, and five to seven years with an enhanced battery. Control point activation, combined with the ability for tags to transmit on set time intervals or be queried individually enables the ActiveTag line to meet the major user requirements, including dynamic tracking, static tracking, multiple simultaneous tag reads, "authorized" movement of tagged assets, and a long read range for tag transmission, which the Company believes gives it an advantage. The Company believes that these features enable the system to outperform passive systems, relative location positioning systems, and infrared and combo infrared/RFID systems from competitors.

The Prism Video(TM) networked video system gives users the choice of standards-based H.323 and JPEG, or proprietary VSLE. Whether the video is compressed in the LANcam(TM) camera, the LANconnect(TM) network appliance products, or in a MicroMole video transmitter, the compression will use between two and 30 times less bandwidth than uncompressed systems. This means more cameras can be used on a given network, and if only standard modem links are available, the video performance will still be adequate. Even the fast performance proprietary scheme, VSLE, can be converted to the Windows standard ..avi frame format for software-only display. The network appliances under the LANconnect product family are programmable, ready for upgrades in compression types and advanced video processing, which allows automated detection of security breaches. AXCESS believes that its solutions provide an inherent parts cost advantage over competitors due to the simplicity of the compression code when implemented in an embedded system such as the LANcam. Similarly, because of this compression efficiency stored video will take up less capacity on a hard drive, or other type of storage media than other digital video recorders. All camera, transmitter, and storage products are network enabled. The Prism Video(TM) line includes over 30 interfaces to peripheral control equipment such as pan, tilt, zoom, and multiplexers making it compatible with legacy CCTV equipment and requirements. It is a complete end-to-end system, which includes video transmitters, streaming video cameras, software digital recording, web display, and wireless handheld display all integrated in an open architecture fashion on the network using the LAN and Internet.

Manufacturing and Suppliers

The Company outsources the manufacturing of its products and consequently depends on outside manufacturers to supply finished product. A large number of manufacturers in the U.S. have the capability to produce the Company's products. The Company periodically seeks bids for manufacturing and has multiple manufacturing sources for each of its products.

Although the Company depends on a number of outside suppliers for components of its products, the Company has designed its current line of products so that it is not dependent on a single source for any of its products' components. Although the Company has generally been able to secure adequate suppliers, the inability of the Company in the future to obtain sufficient suppliers of component parts could have a material adverse effect on the Company's results of operations.

There are currently no long-term agreements between the Company and its manufacturers or suppliers.

Research and Development

The Company plans to continually develop new products utilizing its existing technology and plans to bring new products to market throughout 2002. The assimilation of the IVEX video products will be completed. New products in both video and RFID will be built upon the core platforms now in place. In RFID, the Company believes that a new tag with a key-fob form factor will offer a lower cost and smaller version of the existing personnel access control "card" size tag. The company believes this new tag will also be used for protecting assets from theft. In video, the Company believes that the architecture acquired from IVEX will lead to products with advanced detection software for automatically detecting security incidents. The new products should take advantage of the ability to record and store security video at the camera location and transmit both live and recorded security video via multiple simultaneous connections to critical users.

During 2001 and 2000, the Company spent $2,355,269 and $2,551,680, respectively, for research and development and plans to continue spending similar amounts in fiscal year 2002 to develop products to support the Company's continued revenue growth.

Employees

As of December 31, 2001, the Company had 42 full-time employees and 1 part-time employee.

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

Ability to Continue as a Going Concern

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2001. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

The Company's business plan for 2002 is predicated principally upon the successful marketing of its RFID products and the digital video products. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2002.

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

History of Losses and Expectation of Future Losses; Uncertainty of Future Profitability; Limits on Operations

From our incorporation in 1982 through December 31, 2001, we have incurred an accumulated loss of approximately $130.8 million and have been profitable in only one fiscal year during that time. There can be no assurance that we will generate sufficient revenues to achieve profitability in the future. If the Company is unable to generate sufficient revenues, the valuation of purchased intellectual property may be affected. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Continued slow revenue growth and operating losses by the Company may indicate circumstances requiring an impairment to be recorded.

If our losses continue, we will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

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

Much of our ability to compete depends on trade secrets, know-how and proprietary technical knowledge that is unprotected by patents. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously when appropriate, there can be no assurance that these efforts will be successful. Such protections may not preclude competitors from developing products similar to ours. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent, as do the laws of the United States. There can also be no assurance that third parties will not assert intellectual property infringement claims against us. Any such infringement claim could result in protracted and costly litigation and could have a material adverse effect on our results of operation regardless of the outcome.

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

On August 22, 1998, the Securities and Exchange Commission approved the new NASDAQ listing requirements for continued listing on the NASDAQ SmallCap Market. In particular, the new NASDAQ listing requirements require that a company currently included in NASDAQ meet each of the following standards to maintain its continued listing: (i) either (A) net tangible assets (defined as total assets, minus goodwill, minus total liabilities) of $2 million, (B) total market capitalization of $35 million, or (C) net income (in the latest fiscal year or in two of the last three fiscal years) of $500,000; (ii) public float of at least 500,000 shares, with a market value of at least $1 million; (iii) minimum bid price of $1; (iv) at least two market makers; (v) at least 300 round lot beneficial shareholders; and (vi) compliance with certain corporate governance requirements. As of April 1, 2002, the closing bid price of our common stock was $2.15 per share, which is in excess of the minimum bid price of $1.00 per share established by the new NASDAQ listing requirements.

As of December 31, 2001, our market capitalization was in excess of the $35 million threshold established by the new NASDAQ continued listing requirements. As of April 12, 2002, the closing price of our common stock was $2.45 per share, which gives the Company a market capitalization of $38.8 million, which is in compliance with NASDAQ listing requirements. Although management believes that we will be able to preserve the listing of our common stock on the NASDAQ SmallCap Market, there can be no assurance that we will be able to do so. There can be no assurance that our continued losses or other factors beyond our control will not cause us to fail to meet such requirements.

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

Small Trading Volume and Volatility of Stock Price

The weekly trading volume of our common stock in the over-the-counter market during 2001 varied from a few thousand shares to 202,500 shares, which may tend to increase the volatility of the price. From January 2001 through December 31, 2001, the closing bid price of our common stock in the over-the-counter market has varied from a low of $3.19 to a high of $8.45 per share. There can be no assurance that the price volatility will not continue in the future.

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

Potential Adverse Effect of Shares Eligible for Future Sale; Outstanding Convertible Securities and Warrants

Future sales of our common stock in the public market by existing stockholders warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of our common stock. At April 1, 2002, 15,848,179 shares of common stock were issued and outstanding with approximately 1,700,000 shares freely tradable without restriction under the Securities Act. If exercised, the convertible debt, convertible securities, warrants and options outstanding at April 1, 2002, would result in over 22,000,000 additional shares of common stock issued and outstanding. See Notes 10, 11, and 13 in Notes to Consolidated Financial Statements.

Voting Control of the Company Held by the Amphion Group

As of April 1, 2002, Amphion Ventures, L.P. and affiliates of Amphion Ventures, L.P. including Amphion Partners, Amphion Investments, Antiope Partners, XL Vision, Inc. and VennWorks LLC (formerly incuVest LLC) (collectively, the "Amphion Group") owned approximately 83% of our outstanding voting stock. This level of ownership provides the Amphion Group with the power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. Additionally, two of our six directors are affiliates of the Amphion Group.

Item 2. DESCRIPTION OF PROPERTIES.

The Company leases a 14,508 square foot facility in Carrollton, Texas used for administrative, engineering and sales offices. This facility is rented under a one-year agreement that terminates in November 2002. The monthly rent is $12,284. The Company leases 3,171 square feet in Tustin, California used for engineering space. This lease will terminate in September 2005. The monthly rent is $5,951. The Company leases a 12,200 square foot facility in Norcross, Georgia used for engineering space. This lease will terminate May 2002. The monthly rent is $3,500. The Company's facilities are suitable and adequate to accommodate the Company's operations. The Company's management considers each of these facilities to be in good condition and is of the opinion that the facilities are adequately covered by insurance.

Item 3. LEGAL PROCEEDINGS.

In Stephen L. Briggs v. AXCESS, Inc., JAMS Arbitration filed on October 2, 2001, Stephen Briggs, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in severance pay. In Charles Martin v. AXCESS, Inc., JAMS
Arbitration filed on or about October 2001, Charles Martin, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in contractual severance pay. The Company believes these cases are without merit and intends to contest these matters vigorously.

Barth Technologies Incorporated ("BTI"), filed a lawsuit against the Company in state district court in Tarrant County, Texas on October 18, 2001. BTI was a vendor to the Company and seeks damages of $263,655 for non-payment for services and supplies provided. The Company is attempting to settle this claim, but has limited resources to do. Other similar cases have been filed against the Company with claims aggregating $450,852. At December 31, 2001, the Company has accrued the amounts expected to be paid to settle the claims described in this paragraph.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the symbol AXSI. The table below sets forth high and low closing prices for the common stock during each of the periods indicated, as reported by NASDAQ. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                       2001            2000
                                  -------------   --------------
QUARTER ENDED                      LOW     HIGH    LOW     HIGH
-------------                     -----   -----   -----   ------
March 31                          $3.19   $5.50   $5.13   $11.63
June 30                            3.52    5.75    4.94    10.25
September 30                       3.25    6.10    5.88     8.25
December 31                        3.50    8.45    3.50     7.13

As of April 1, 2002, the Company had 1,265 holders of record of voting common stock and one holder of record of non-voting common stock.

The Company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future as it contemplates retaining all earnings to finance the continued growth of the Company's business.

Recent Sale of Unregistered Securities

During 2001 the Company issued unregistered securities in connection with each of the transactions described below. The issuance of the preferred stock, common stock and promissory notes were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates and warrants.

VennWorks

On January 12, 2001, the Company entered into a 9.0% convertible demand note ("9% Demand Note") with VennWorks. During the three months ended March 31, 2001, the Company borrowed $1,925,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. At December 31, 2000, the Company had a demand note balance payable from a demand note with VennWorks dated September 14, 2000, of $91,106. On March 30, 2001, VennWorks elected to convert $2,000,000 of demand note borrowings into 200 shares of Series 2000 non-voting Preferred Stock, leaving a balance of $16,106 under the 9% Demand Note outstanding at March 31, 2001. During the three months ended June 30, 2001, the Company borrowed an additional $1,070,000 under the 9% Demand Note. On June 29, 2001, VennWorks elected to convert $1,080,000 of the principal balance and $80,000 of accrued interest payable on this note into 116 shares of Series 2000 non-voting Preferred Stock, leaving a balance of $6,106 under this note outstanding at June 30, 2001. During the three months ended September 30, 2001, the Company borrowed an additional $600,000 under the 9% Demand Note. On September 28, 2001, VennWorks elected to convert $600,000 of the principal balance on this note into 60 shares of Series 2000 non-voting Preferred Stock, leaving a balance of $6,106 under this note outstanding at September 30, 2001. During the three months ended December 31, 2001, the Company borrowed an additional $797,149 under this note, leaving a balance of $803,255 under this note outstanding at December 31, 2001.

Amphion Ventures, L.P.

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

On December 31, 2001, the Amphion Group elected to convert (a) 1,497.04 shares of Series 2000 Non-Voting Preferred Stock with an issue price of $10,000 per share and a conversion price of $3.50 per share, into 4,277,264 shares of the Company's common stock, (b) 1,783.34 shares of Series J Preferred Stock with an issue price of $10,000 per share and a conversion price of $4.00 per share, into 5,095,254 shares of the Company's common stock, (c) 70,356 shares of Series A Preferred Stock with an issue price of $26 per share and a conversion price of $1.00 per share into 70,356 shares of the Company's common stock, (d) 64,410 shares of Series B Preferred Stock with an issue price of $28.40 per share and a conversion price of $1.00 per share, into 64,410 shares of the Company's common stock and (e) 31,087 shares of Series C Preferred Stock with an issue price of $30.20 per share and a conversion price of $1.00 per share, into 31,087 shares of the Company's common stock.

On November 14, 2001, the Company entered into a 4.5% convertible demand note with Amphion Ventures, L.P. During the three months ended December 31, 2001, the Company borrowed $300,000 under this note, leaving a balance of $300,000 outstanding at December 31, 2001. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures, L.P. The borrowings are unsecured and are due and payable on demand by Amphion Ventures, L.P.

IVEX Asset Purchase

Effective November 30, 2001, the Company completed its acquisition of certain of the assets of IVEX Corporation ("IVEX"), a privately held corporation engaged in the design, manufacture and marketing of video security technology and video storage products. The purchase price for the assets included 148,000 shares of the Company's common stock.

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

In 2001, the Company issued the following dividends:

     . 6,664 shares of Series A Preferred Stock to the holders thereof as payment in full for the $173,288 of accrued, but unpaid dividends of the Series A Preferred Stock;

     . 6,102 shares of Series B Preferred Stock to holders thereof as payment in full for the $173,288 of accrued, but unpaid dividends of the Series B Preferred Stock;

     . 3,497 shares of Series C Preferred Stock to holders thereof as payment in full for the $105,591 of accrued, but unpaid dividends of the Series C Preferred Stock;

     . 47 shares of Series I Preferred Stock to holders thereof as payment in full for the $461,147 of accrued, but unpaid dividends of the Series I Preferred Stock;

     . 164 shares of Series J Preferred Stock to holders thereof as payment in full for the $1,632,662 of accrued, but unpaid dividends of the Series J Preferred Stock;

     . 12 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $116,936 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock; and

     . 119 shares of Series 2000 Non-Voting Preferred Stock to the holders thereof as payment in full for the $1,186,056 of accrued, but unpaid dividends of the Series 2000 Non-Voting Preferred Stock.

Preferred Stock Conversion Terms

Series A, B and C Preferred Stock. Each share of Series A, B, and C Convertible Preferred Stock is convertible at the option of the holders into voting common stock on a share-for-share basis. The Company may redeem the Series A, B and C Convertible Preferred Stock at any time at the $26.00, $28.40 and $30.20 stated value, respectively, plus accrued dividends, subject to the stock holder's right to convert to voting common stock for 10 business days following receipt of the Company's notice of redemption. As of December 31, 2001, no shares of Series A and B Convertible Preferred Stock were outstanding.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The Company was formed in November 1982 as Lasertechnics, Inc. Prior to 1999, the Company, through two subsidiaries, sold high-end dye-sublimation card printers and high-speed laser marking equipment. During 1998, the Company determined that it could not be consistently profitable selling these products. Accordingly, in October 1998, the Company discontinued the operations of its 96% owned subsidiary, Sandia Imaging Systems Corporation, which was engaged in distributing and reselling high-end dye-sublimation card printers and consumables. The Company sold this business in December 1998. A second subsidiary, Lasertechnics Marking Corporation, was engaged in fabricating, distributing and selling high-speed laser marking equipment. In April 1999, the Company sold Lasertechnics Marking Corporation to affiliates of Amphion Ventures, L.P., a major stockholder of the Company. See also "Item 12. Certain Relationships and Related Transactions."

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

In July 1999, the Company acquired substantially all of the assets, including the network video technology, of Prism Video, Inc. Prism Video, Inc. was engaged in the design, manufacture and marketing of video security technology and video storage products and hired new senior management.

On November 30, 2001, the Company completed its acquisition of certain of the assets of IVEX Corporation, a privately held corporation engaged in the design, manufacture and marketing of video security technology and video storage products. The purchase price for the assets consisted of 148,000 shares of the Company's common stock.

As a result of these transactions, the Company now provides computer network-based solutions for improving the utilization of corporate assets to improve operations productivity, physical security, asset management, manufacturing logistics and ERP (enterprise resource planning), and financial reporting. The Company's products include hands-free, long range RFID technology used to track and monitor people, assets, inventory and vehicles as well as patented digital video compression technology for enterprise multi-media transmission and digital recording. The Company's products incorporate patented technologies in wireless, automatic identification and multi-media.

Results of Operations

Sales and Gross Profit. Sales for the year ending December 31, 2001 and 2000 were $2,696,404 and $2,350,736, respectively. The Company realized gross profits of $383,232 in 2001 and $154,564 in 2000. One customer in the convenience store market accounted for 49% of the total sales for 2001.

RFID product sales were $756,506 and $823,601 for 2001 and 2000, respectively. Cost of sales were $690,872 in 2001. Cost of sales were $1,027,780 in 2000, which includes warranty costs of $315,710. A one time charge to cost of sales of $268,823 was recorded during 2000 for warranty costs due to a tag manufacturing problem that might have resulted in reduced battery life causing tags to die prematurely. All potentially affected tags were replaced. Management believes that the corrections made to the tag manufacturing process will reduce future warranty costs to historical levels. Warranty costs for RFID products totaled $31,139 in 2001. The Company realized gross profits (losses) of $65,634 and $(204,179) in 2001 and 2000, respectively.

Digital video product sales were $ 1,939,898 and $1,527,135 for 2001 and 2000, respectively. Cost of sales were $1,622,300 in 2001 and $1,168,392 in 2000. As a result gross profits from digital video products were $317,598 in 2001 and $358,743 in 2000. The increase in revenue was primarily due to a video system sales to a single customer in the retail/convenience store market which accounted for 68% of video system sales in 2001. The decrease margin percent was primarily due to the sales of lower margin product to the above mentioned customer.

Operating Expenses. Operating expenses were $11,524,438 and $9,755,575, in 2001 and 2000, respectively. The Company was able to lower its research and development, general and administrative, and selling and marketing expenses. However, there was an increase in the amortization of the intangible assets of $2,575,928 that more than offset those expenses.

Research and development expenses were $2,355,269 in 2001 and $2,551,680 in 2000. This decrease was due to a reduction of staffing.

Acquired in-process research and development costs in 2001 consisted of costs allocated to intellectual property rights acquired from IVEX. The cost of acquiring the intellectual property rights of $336,029 was expensed at the date of the acquisition because the acquired research and development had no alternative future uses and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing before it can be incorporated into future releases of the Company's digital video products. The Company expects to complete development and integration of the initial application of this technology in its products in 2002.

Corporate general and administrative expenses were $2,043,914 and $2,226,654 in 2001 and 2000, respectively. The decrease is attributable to a reduction in employee headcount by approximately twenty percent during 2001 to reduce costs.

Selling and marketing expenses were $2,432,105 and $3,204,995 in 2001 and 2000, respectively. The Company decreased its advertising and marketing expenses to concentrate on developing its indirect sales channel.

Depreciation, amortization and asset impairment increased $2,584,875 in 2001 to $4,357,121 as a result of a $2,797,063 impairment of intangible assets recorded in 2001. See Note 1 of the Notes to Financial Statements.

Other income (expense), net was $(1,055,559) and $(790,423) in 2001 and 2000,
respectively. Interest expense was $1,382,163 and $1,176,321 in 2001 and 2000, respectively. This increase in interest expense reflects an increase in demand notes payable to the Amphion Group. Interest income was $327,037 and $374,854 in 2001 and 2000, respectively. This decrease was a result of a decrease in bank interest earned in 2001, because of lower average monthly balances and lower interest rates.

Net loss was $12,196,765 and $10,391,434 in 2001 and 2000, respectively. The increase of $1,805,331 in net loss of 2001 can be attributed to the increase in depreciation, amortization and impairment charge relating to the intangible assets.

Liquidity and Capital Resources

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital requirements. At December 31, 2001, the Company had a working capital deficit of $9,218,568.

The Company's operations continued to generate losses in 2001. The Company's cash decreased $454,374 during 2001 with operating activities using $5,091,454 of cash. The Company funded operations primarily through borrowings from the Amphion Group with financing activities providing net cash of $4,748,958. The Company's business plan for 2002 is predicated principally upon the successful marketing of its RFID and digital video products. During 2001, operating activities utilized approximately $5,091,454 of cash. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2002.

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

If the Company's losses continue, the Company will have to obtain funds to meet its cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or the Company may be required to curtail its operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

From January 1, 2002 through April 1, 2002 the Company has borrowed an additional $1,495,000 from the Amphion Group under three note purchase agreements.

The Company is the holder of a note due from the Amphion Group in the principal amount of $3,902,375, plus accrued interest in the amount of $809,540. In 2001, the Amphion Group converted shares of various series of non-voting preferred stock of the Company into voting common stock. See "Item 5. Market for Common Equity and Related Stockholder Matters -- Recent Sale of Unregistered Securities." As a result of the Amphion Group's conversions, the Amphion Group's ownership of outstanding voting stock of the Company increased from 40.1% to 82.6%. In addition, the Amphion Group made no principal payments on this note in 2001 and there is uncertainty regarding when the note will be paid. Consequently, the Company reclassified the note on the Company's balance sheet from assets to stockholders' equity. This reclassification reduced the Company's total assets, as stated on the December 31, 2001 balance sheet, from $7,485,546 to $2,773,631 and increased total stockholders' deficit from $3,213,583 to $7,925,498.

Recent Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for gains and losses from changes in fair value of a derivative depends on the intended use of the derivative and its resulting classification as one of three designated types of hedges or as a non-hedging instrument. The Company adopted SFAS 133 January 1, 2001. The adoption of this statement did not have a material impact on the Company's financial statements and related disclosures.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for other intangible assets beginning in the first quarter of 2002. The Company's intangible assets at December 31, 2001 will continue to be amortized after adoption of FAS 142. Accordingly, adopting FAS 142 is not expected to have a material effect on the Company's financial condition or results of operation.

The FASB has also recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which we will adopt January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact the accounting for intangible assets subject to amortization and property and equipment. The Company does not believe that the effect of adoption of FAS 144 will have a significant impact on it financial condition or results of operations

Critical Accounting Policies

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must make a variety of estimates that affect the reported amounts and related disclosures. The following accounting policies are currently considered most critical to the preparation of our financial statements. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements.

     Allowance for Doubtful Accounts

The Company continually evaluates the creditworthiness of its customers' financial condition and generally does not require collateral. The Company evaluates the collectability of its accounts based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to us, the Company records a specific reserve for bad debts against amounts due. The Company has not experienced significant losses on uncollectible accounts receivable.

     Inventory Valuation

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realized value. Adjustments to reduce inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and sued is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing the Company's purchased technologies have grown slowly and the Company recorded an impairment charge of $2,797,063 in the fourth quarter of 2001, representing the amount by which the carrying amount of the intangible assets exceeded their estimated fair values. The Company believes that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet our expectation, the Company may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position.

     Revenue Recognition and Warranty Costs

The Company recognizes revenue on sales of its products when the products are shipped from the Company. Company policy does not allow customers to return products for credit. The Company currently provides a one-year warranty on all products. Provision is made at the time the related revenue is recognized for estimated product repair costs.

     Deferral Tax Valuation Allowance

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Other

Inflation. Inflation has not had and is not expected to have a material impact on the operations and financial condition of the Company.

Seasonality. Seasonality has not had and is not expected to have a material impact on the operations and financial condition of the Company.

Item 7. FINANCIAL STATEMENTS.

                                                                    Page
Report of Ernst & Young LLP, Independent Auditors................   F-1

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 31,
      2001 and 2000..............................................   F-2
   Consolidated Statements of Operations for the Years Ended
      December 31, 2001 and 2000.................................   F-3
   Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 2001 and 2000.... ................   F-4
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001 and 2000.................................   F-5
   Notes to Financial Statements.................................   F-6

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information regarding Directors, Executive Officers, Promoters and Control Persons is incorporated by reference in this Form 10-KSB to the sections entitled "Principal Shareholders," "Management," and "General" in the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2002.

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number                                Description
-------   ----------------------------------------------------------------------

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

10.23 --AXCESS Inc. Non-Employee Directors' Stock Option Plan. Incorporated herein by reference to Exhibit 4. (a) to the Company's Registration Statement on Form S-8 (Registration No. 333-98160). +

10.24 --Amendment No. 1 to the AXCESS Inc. 1991 Incentive Stock Option Plan dated April 26, 2000. Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000. +

10.25 --Commitment letter dated August 16, 2000, from incuVest LLC regarding the purchase of 500 shares of Series 2000A Preferred Stock. Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

10.26 --Demand Note dated as of September 14, 2000, executed by the Company payable to incuVest LLC in the principal amount of $400,000. Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

10.27 --Senior Promissory Note dated December 14, 2000, executed by the Company payable to J.P. Morgan Investment Corporation, in the principal amount of $400,000. Incorporated herein by reference to
          Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.28 --Voting Common Stock Purchase Warrant dated December 14, 2000, to purchase 8,000 shares of the Company's voting common stock, issued to J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.29 --Letter dated December 26, 2000, from incuVest LLC regarding conversion of the Demand Note dated September 14, 2000, executed by the Company payable to incuVest LLC. in the principal amount of $400,000. Incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.30 --Letter dated December 29, 2000, from Amphion Ventures, LP to the Company regarding Series A, B, and C Preferred Stock Dividends. Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.31 --Letter dated December 29, 2000, from Jackson Hole Management Co. to the Company regarding Series C Preferred Stock Dividends. Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.32 --Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000. Incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.33 --Amended Schedule of Advances to the Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000. *

10.34 --Subordinated Promissory Note dated April 30, 1999 executed by Amphion Ventures L.P. payable to the Company, in the principal amount of $4,000,000. Incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.35 --Security Agreement dated April 30, 1999 by Amphion Ventures L.P. in favor of the Company regarding the Stock and Asset Purchase Agreement dated March 30, 1999 by and among Amphion Ventures L.P., Antiope Partners, L.L.C. and the Company. Incorporated herein by reference to
          Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.36 --Notice of Assignment dated July 28, 1999 from the Company to Amphion Ventures, L.P. regarding the April 30, 1999 Purchase Note executed by Amphion Ventures L.P. Incorporated herein by reference to Exhibit
          10.35 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.37 --Security Agreement dated July 28, 1999 among the Company and Prism Video, Inc. regarding the Subordinated Promissory Note dated as of April 30, 1999 executed by Amphion Ventures L.P. payable to the Company. Incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.38 --Purchase Note dated July 28, 1999 executed by the Company payable to Prism Video, Inc. and BIL Far East Holdings Limited, in the principal amount of $4,000,000. Incorporated herein by reference to Exhibit
          10.37 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.39 --Demand Note dated as of November 14, 2001, executed by the Company payable to Amphion Ventures, L.P. in the principal amount of $200,000.*

10.40 --Amended Schedule of Advances to the Demand Note dated as of November 14, 2001, executed by the Company payable to Amphion Ventures, L.P. in the principal amount of $200,000.*

10.41     --AXCESS Inc. 2001 Incentive Plan. Incorporated herein by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

21.1      --Subsidiaries of the Company.*

23.1      --Consent of Ernst & Young LLP.*
----------

*    Filed herewith
+    Denotes management contract or compensatory plan.

(b) Reports on Form 8-K.
None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April 2002.

                                  AXCESS INC.


                                  By: /s/ Richard C.E. Morgan
                                      ------------------------------------------
                                      Richard C.E. Morgan, Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 16th day of April 2002.

     Signature                        Capacity
     ---------                        --------


/s/ Richard C.E. Morgan          Chairman of the Board
----------------------------
Richard C.E. Morgan


/s/ Allan Griebenow              Director, President and Chief Executive Officer
----------------------------     (Principal Executive Officer)
Allan Griebenow


/s/ Allan L. Frank               Chief Financial Officer
----------------------------     (Principal Accounting and Financial Officer)
Allan L. Frank


/s/ Paul J. Coleman, Jr.         Director
----------------------------
Paul J. Coleman, Jr.


/s/ Robert J. Bertoldi           Director
----------------------------
Robert J. Bertoldi


/s/ David J. Illingworth         Director
----------------------------
David J. Illingworth


/s/ Gregory W. Haskell           Director
----------------------------
Gregory W. Haskell

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
AXCESS Inc.

We have audited the accompanying consolidated balance sheets of AXCESS Inc. (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXCESS Inc., at December 31, 2001 and 2000, and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's working capital deficiency and recurring losses from operations and resulting continued dependence upon access to additional external financing raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/ ERNST & YOUNG LLP

Dallas, Texas
April 10, 2002

                                   AXCESS INC.
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                                                           2001            2000
                                                                       -------------   -------------
ASSETS

Current assets:
   Cash and cash equivalents .......................................   $          --   $     454,374
   Accounts  receivable  - trade,  net of  allowance  for doubtful accounts of $21,678 and $23,954 at December
      31, 2001 and 2000, respectively ..............................         158,279         209,793
   Inventory .......................................................         699,058       1,245,003
   Prepaid expenses and other ......................................         623,224       1,091,435
                                                                       -------------   -------------

      Total current assets .........................................       1,480,561       3,000,605

Property, plant and equipment, net .................................         519,049         493,729
Note receivable due from stockholder ...............................              --       3,902,375
Intellectual property, net .........................................         744,787       4,792,154
Other assets .......................................................          29,234          34,716
                                                                       -------------   -------------

      Total assets .................................................   $   2,773,631   $  12,223,579
                                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable ................................................   $   1,850,596   $   1,079,154
   Other accrued liabilities .......................................         863,768         824,287
   Notes payable:
      Stockholders, including $400,000 in default .................        7,912,378       1,071,106
      Other ........................................................          47,105              --
   Dividends payable ...............................................          25,282           3,680
                                                                       -------------   -------------
      Total current liabilities ....................................      10,699,129       2,978,227

   Non-current notes payable to stockholders .......................              --       6,078,269
                                                                       -------------   -------------

      Total liabilities ............................................      10,699,129       9,056,496
                                                                       -------------   -------------

Stockholders' equity (deficit):
   Convertible preferred stock, 7,000,000 shares authorized;
      12,028 shares issued and outstanding in 2001 and 165,187
      in 2000; $5,392,847 aggregate liquidation  preference
      in 2001 and $45,233,025 in 2000 ..............................       5,392,847      45,233,025
   Common stock,$.01 par value,  50,000,000 shares authorized in
      2001 and 2000;  15,848,179 shares issued and outstanding
      in 2001 and 3,466,486 in 2000 ................................         158,482          34,665
   Non-voting convertible common stock, $0.01 par value,
      2,250,000 shares authorized; 112,492 shares issued and
      outstanding in 2001 and 2000,  convertible  into common  stock
      on a one share for one share basis ...........................           1,125           1,125
   Additional paid-in capital ......................................     121,447,062      69,490,368
   Shares of common  stock  issuable  pursuant  to asset  purchase
      agreement ....................................................         592,000              --
   Note receivable and accrued interest due from stockholder .......      (4,711,915)             --
   Accumulated deficit .............................................    (130,805,099)   (111,592,100)
                                                                       -------------   -------------
      Total stockholders' equity (deficit) .........................      (7,925,498)      3,167,083
                                                                       -------------   -------------

      Total liabilities and stockholders' equity (deficit) .........   $   2,773,631   $  12,223,579
                                                                       =============   =============

                             See accompanying notes.

                                   AXCESS INC.
                      Consolidated Statements of Operations
                     Years Ended December 31, 2001 and 2000

                                                          2001           2000
                                                      ------------   ------------
Sales ..............................................  $  2,696,404   $  2,350,736
Cost of sales ......................................     2,313,172      2,196,172
                                                      ------------   ------------

      Gross profit .................................       383,232        154,564
                                                      ------------   ------------

Expenses:
   Research and development ........................     2,355,269      2,551,680
   Acquired in-process research and development ....       336,029             --
   General and administrative ......................     2,043,914      2,226,654
   Selling and marketing ...........................     2,432,105      3,204,995
   Depreciation, amortization and asset impairment..     4,357,121      1,772,246
                                                      ------------   ------------
      Operating expenses ...........................    11,524,438      9,755,575
                                                      ------------   ------------

      Loss from operations .........................   (11,141,206)    (9,601,011)

Other income (expense):
   Interest expense ................................    (1,382,163)    (1,176,321)
   Interest income .................................       327,037        374,854
   Other ...........................................          (433)        11,044
                                                      ------------   ------------
      Other expense, net ...........................    (1,055,559)      (790,423)
                                                      ------------   ------------
      Net loss .....................................   (12,196,765)   (10,391,434)

Preferred stock dividend requirements ..............    (7,016,234)   (10,125,171)
                                                      ------------   ------------

      Net loss applicable to common stock ..........  $(19,212,999)  $(20,516,605)
                                                      ============   ============

Basic and diluted net loss per share ...............  $      (4.57)  $      (6.10)
                                                      ============   ============

Weighed average shares of common stock
outstanding ........................................     4,201,253      3,365,950
                                                      ============   ============

                             See accompanying notes.

                                   AXCESS INC.
            Consolidated Statements of Stockholders' Equity (Deficit)
                     Years Ended December 31, 2001 and 2000

                                                                                                 NON-VOTING
                                                CONVERTIBLE                                     CONVERTIBLE
                                              PREFERRED STOCK           COMMON STOCK            COMMON STOCK
                                          ----------------------    --------------------    --------------------
                                           NUMBER                   NUMBER                   NUMBER                 ADDITIONAL
                                             OF          PAR          OF          PAR          OF          PAR       PAID-IN
                                           SHARES       VALUE       SHARES       VALUE       SHARES       VALUE      CAPITAL
                                          --------  ------------    ----------  --------    --------      ------   ------------

Balance at December 31, 1999........       148,889  $ 33,598,919     3,298,368  $ 32,984     112,492      $1,125   $ 61,387,968
Purchase of Series 2000 Preferred
    Stock...........................           500     5,000,000            --        --          --          --             --
Conversion of convertible notes
    payable to stockholders' into
    Series 2000 Preferred stock.....            15       150,000            --        --          --          --             --
Issuance of Series A, Series B and
    Series C Preferred stock for
    dividends payable...............        15,176       423,161            --        --          --          --             --
Issuance of Series I and Series J
    Preferred stock for dividends
    payable.........................           207     2,060,487            --        --          --          --             --
Issuance of Series 1999 and 2000
    Preferred stock for dividends
    payable.........................            70       700,458            --        --          --          --             --
Conversion of demand notes payable
    to stockholders into Series 2000
    Preferred stock.................           330     3,300,000            --        --          --          --             --
Warrants issued with convertible debt           --            --            --        --          --          --        680,293
Issuance of common stock upon
    exercise of stock options.......            --            --       168,118     1,681          --          --        476,274
Preferred stock dividends...........            --            --            --        --          --          --      6,945,833
Net loss............................            --            --            --        --          --          --             --
                                          --------  ------------    ----------  --------    --------      ------   ------------

Balance at December 31, 2000........       165,187    45,233,025     3,466,486    34,665     112,492       1,125     69,490,368

Issuance of Series A, Series B and
    Series C Preferred stock for
    dividends payable...............        16,263       452,167            --        --          --          --             --
Issuance of Series I and Series J
    Preferred stock for dividends
    payable.........................           211     2,093,809            --        --          --          --             --
Issuance of Series 1999 and 2000
    Preferred stock for dividends
    payable.........................           131     1,302,992            --        --          --          --             --
Issuance of Series 2000 Preferred
    stock for 10% note payable and
    interest due to stockholder.....           376     3,760,000            --        --          --          --             --
Issuance of Series 2000 Preferred
    stock for 10% note payable and
    interest due stockholder........            72       720,000            --        --          --          --             --
Conversion of preferred stock into
    common stock....................      (170,212)  (48,169,146)   12,339,745   123,398          --          --     48,045,748
Warrants issued with convertible debt           --            --            --        --          --          --        656,254
Common stock issuable pursuant to
    asset purchase agreement with
    IVEX............................            --            --            --        --          --          --             --
Reclassification of note receivable
    and accrued interest due from
    stockholder.....................            --            --            --        --          --          --             --
Interest on note receivable due from
    stockholder.....................            --            --            --        --          --          --             --
Issuance of common stock exercise of
    stock options...................            --            --        41,948       419          --          --        109,027
Preferred stock dividends...........            --            --            --        --          --          --      3,145,665
Net loss............................            --            --            --        --          --          --             --
                                          --------  ------------    ----------  --------    --------      ------   ------------
Balance at December 31, 2001........        12,028  $  5,392,847    15,848,179  $158,482     112,492      $1,125   $121,447,062
                                          ========  ============    ==========  ========    ========      ======   ============


                                                                                          TOTAL
                                           COMMON                                     STOCKHOLDERS'
                                            STOCK       DUE FROM      ACCUMULATED        EQUITY
                                          ISSUABLE    STOCKHOLDERS      DEFICIT         (DEFICIT)
                                          --------    ------------   -------------    ------------

Balance at December 31, 1999........      $     --    $         --   $ (91,075,495)   $  3,945,501
Purchase of Series 2000 Preferred
    Stock...........................            --              --              --       5,000,000
Conversion of convertible notes
    payable to stockholders' into
    Series 2000 Preferred stock.....            --              --              --         150,000
Issuance of Series A, Series B and
    Series C Preferred stock for
    dividends payable...............            --              --              --         423,161
Issuance of Series I and Series J
    Preferred stock for dividends
    payable.........................            --              --              --       2,060,487
Issuance of Series 1999 and 2000
    Preferred stock for dividends
    payable.........................            --              --              --         700,458
Conversion of demand notes payable
    to stockholders into Series 2000
    Preferred stock.................            --              --              --       3,300,000
Warrants issued with convertible debt           --              --              --         680,293
Issuance of common stock upon
    exercise of stock options.......            --              --              --         477,955
Preferred stock dividends...........            --              --     (10,125,171)     (3,179,338)
Net loss............................            --              --     (10,391,434)    (10,391,434)
                                          --------    ------------   -------------    ------------

Balance at December 31, 2000........            --              --    (111,592,100)      3,167,083

Issuance of Series A, Series B and
    Series C Preferred stock for
    dividends payable...............            --              --              --         452,167
Issuance of Series I and Series J
    Preferred stock for dividends
    payable.........................            --              --              --       2,093,809
Issuance of Series 1999 and 2000
    Preferred stock for dividends
    payable.........................            --              --              --       1,302,992
Issuance of Series 2000 Preferred
    stock for 10% note payable and
    interest due to stockholder.....            --              --              --       3,760,000
Issuance of Series 2000 Preferred
    stock for 10% note payable and
    interest due stockholder........            --              --              --         720,000
Conversion of preferred stock into
    common stock....................            --              --              --              --
Warrants issued with convertible debt           --              --              --         656,254
Common stock issuable pursuant to
    asset purchase agreement with
    IVEX............................       592,000              --              --         592,000
Reclassification of note receivable
    and accrued interest due from
    stockholder.....................            --      (4,388,359)             --      (4,388,359)
Interest on note receivable due from
    stockholder.....................            --        (323,556)             --        (323,556)
Issuance of common stock exercise of
    stock options...................            --              --              --         109,446
Preferred stock dividends...........            --              --      (7,016,234)     (3,870,569)
Net loss............................            --              --     (12,196,765)    (12,196,765)
                                          --------    ------------   -------------    ------------
Balance at December 31, 2001........      $592,000    $ (4,711,915)  $(130,805,099)   $ (7,925,498)
                                          ========    ============   =============    ============

                             See accompanying notes

                                   AXCESS INC.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000

                                                                  2001           2000
                                                              ------------   ------------
Cash flows from operating activities:
   Loss from continuing operations ........................   $(12,196,765)  $(10,391,434)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation, amortization and asset impairment ..      4,357,121      1,772,246
         Acquired in-process research and development .....        336,029             --
         Amortization  of financing  discount and issuance
            costs .........................................        330,854        341,263
         Loss  on sale of assets ..........................             --         (6,143)
         Changes in operating assets and liabilities:
            Accounts receivable ...........................         51,514        249,861
            Inventory .....................................        614,364       (402,476)
            Prepaid expenses and other ....................        389,024       (430,817)
            Other assets ..................................          5,482         (8,000)
            Accounts payable ..............................        761,442        631,265
            Other liabilities .............................        259,481       (406,490)
                                                              ------------   ------------

               Net cash used by operating activities ......     (5,091,454)    (8,650,725)

Cash flow from investing activities:
   Capital expenditures .................................         (111,878)      (456,402)
                                                              ------------   ------------
               Net cash provided (used) by investing
                  activities ..............................       (111,878)      (456,402)

Cash flow from financing activities:
   Borrowings under financing agreements ..................      4,692,149      6,071,399
   Principal payments on financing agreements .............        (52,638)    (2,057,302)
   Net proceeds  from  issuance of common and  preferred
      stock ...............................................        109,447      5,477,954
                                                              ------------   ------------
               Net cash provided by financing activities ..      4,748,957      9,492,051

                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents ......       (454,374)       384,924

Cash and cash equivalents, beginning of period ............        454,374         69,450
                                                              ------------   ------------

Cash and cash equivalents, end of period ..................   $         --   $    454,374
                                                              ============   ============

Supplemental information:
   Cash paid during the year for interest .................   $      1,771   $    295,109
                                                              ============   ============

                             See accompanying notes.

                                   AXCESS INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

(1)  Summary of Significant Accounting Policies

   (a) Description of Business

     AXCESS Inc. ("AXCESS" or the "Company") provides advanced security and asset management systems which locate, identify, track, monitor and protect assets. The main applications of the Company's systems are security video through closed circuit television (called CCTV), personnel and vehicle access control, and automatic asset tracking and protection. The Company provides solutions in the recently identified homeland security markets such as air and ground transportation, water treatment facilities, oil and gas, power plants, as well as in the markets for data centers, retail / convenience stores, education, healthcare, corporate offices. AXCESS utilizes two patented and integrated technologies: network-based radio frequency identification (RFID) and tagging and streaming video both application and browser-based software options deliver critical real-time information tailored to each end user via the enterprise network or Internet, also providing custom alerts in the form of streaming video, e-mail, or messages delivered to wireless devices.

     The future results of operations and financial condition of the Company will be impacted by the following factors, among others: changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technologicical change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company's products, and the ability of the Company to meet its stated business goals.

   (b) Company Organization and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform with the 2001 presentation.

     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments, Antiope Partners, XL Vision, Inc. and VennWorks LLC (formerly incuVest LLC) (collectively, the "Amphion Group"). Following the conversion of preferred stock held by the Amphion Group into common stock in 2001 (Note 11), the Amphion Group owns approximately 83% of the outstanding voting stock of the Company.

   (c) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. As discussed below, the Company makes significant assumptions in recording its allowance for doubtful accounts, inventory valuation, impairment of long-lived assets, warranty costs and the valuation allowance for deferred tax assets. Actual results could differ from those estimates, and the differences may be significant.

   (d) Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   (e) Inventory

     Inventory was comprised of the following at December 31:

                                       2001           2000
                                     --------      ----------
Raw materials .................      $300,133      $  571,230
Work-in-process ...............        12,928          65,350
Finished goods ................       385,997         608,423
                                     --------      ----------
                                     $699,058      $1,245,003
                                     ========      ==========

     Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or estimated realizable value. Adjustments to reduce inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors.

   (f) Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems completion to be probable and that the project will be used to perform the function intended. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use.

   (g) Intangible Assets

     Intangible assets, which consist primarily of patents and developed technologies, have been recorded as the result of acquisitions of business and developed technologies and are being amortized on the straight-line basis over five years.

   (h) Impairment of Long-Lived Assets-and Long-Lived Assets to Be Disposed Of

     Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated-by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of-the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing the Company's purchased technologies have grown slowly and the Company has experienced operating losses since the respective dates of acquisition. As a result, the Company recorded an impairment charge of $2,797,063 in the fourth quarter of 2001 representing the amount by which the carrying amount of the intangible assets exceeded their estimated fair values. The Company believes that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position.

   (i) Financial Instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of trade accounts receivable and notes receivable. Products are sold to customers, including distributors and integrators, located principally in the United States. The Company continually evaluates the creditworthiness of its customers' financial condition and generally does not require collateral. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations to us, the Company records a specific reserve for bad debts against amounts due. The Company has not experienced significant losses on uncollectible accounts receivable. As of December 31, 2001, 48% of accounts receivable is due from one customer, in the retail/convenience store market.
As of March 31, 2002, substantially all of the amounts due from that customer had been collected.

     The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

   (j) Revenue Recognition

     The Company recognizes revenue on sales of its products when the products are shipped from the Company. Company policy does not allow customers to return products for credit. The Company currently provides a one-year warranty on all products. Provision is made at the time the related revenue is recognized for estimated product repair costs. In 2001, 49% of total revenues were related to one customer, QuickTrip.

     In September 2000, the Company identified a flaw in the manufacturing process of its version 5.0 RFID tags. Due to the flaw, the effective life of the tags may be shortened. The Company immediately corrected the manufacturing process and implemented a plan to replace all version 5.0 RFID tags that had been sold. The replacement plan was completed in November 2000. The cost of replacing these tags was $268,823, which was accrued during the three months, ended September 30, 2000 as a component of cost of goods sold. The components of cost of sales at December 31, 2001 and 2000, are summarized as follows:

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                                2001          2000
                                             ----------    ----------
Product Cost ............................    $2,233,169    $1,707,701
Warranty Expense ........................        80,003       488,471
                                             ----------    ----------
Cost of sales ...........................    $2,313,172    $2,196,172
                                             ==========    ==========

   (k) Research and Development Costs

     Research and development costs are expensed as incurred. The Company capitalizes certain costs incurred during an internal-use software development project, including costs related to applications, infrastructure and graphics developments. Capitalizable costs consist of (a) certain external direct cost of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest cost incurred. Costs that are considered to be related to research and development activities are incurred during the preliminary project stage, or for data conversion activities, training, maintenance and general administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, the Company's internally developed software are also expensed as incurred.

   (l) Advertising Costs

     Advertising costs are expensed as incurred and totaled approximately $270,698 and $716,440 during 2001 and 2000, respectively.

   (m) Depreciation and Amortization

     Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the respective assets. Internally developed software and purchased technologies (Note 6) are amortized over the estimated useful lives of the respective technology.

   (n) Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

     Effective July 1, 2000, the Company adopted Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), an interpretation of APB 25. FIN 44, requires certain changes to the previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. The adoption of FIN 44 did not have a significant effect on the Company's existing accounting for its employee stock options.

   (o) Severance Costs

     Severance costs are recognized at the date in which the employees are notified of their termination. The Company recognized $57,666 in severance charges in 2001 relating to staff reduction of 15 people, which represented 45% of the total employees of the Company. As of December 31, 2001, all of the severance charges had been paid.

   (p) Income Taxes

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

   (q) Net Loss Per Common Share

     Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the conversion of convertible preferred stock and the convertible debt and exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be antidilutive. Conversion of convertible preferred stock, convertible debt and the exercise of options and warrants would result in 22,204,177 and 18,510,284 common shares outstanding at December 31, 2001 and 2000, respectively.

   (r) Segment Reporting

     The Company operates in one industry segment selling two primary product lines, digital video and RFID. Sales, cost of sales and gross profits for each product line are as follows:

                              Digital Video                RFID
                        -----------------------   ---------------------
                            2001         2000       2001        2000
                        ----------   ----------   --------   ----------
Sales                   $1,939,898   $1,527,135   $756,506   $  823,601
Cost of sales            1,622,300    1,168,392    690,872    1,027,780
                        ----------   ----------   --------   ----------
Gross profit (loss)     $  317,598   $  358,743   $ 65,634   $ (204,179)
                        ==========   ==========   ========   ==========

   (s) Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for gains and losses from changes in fair value of a derivative depends on the intended use of the derivative and its resulting classification as one of three designated types of hedges or as a non-hedging instrument. The Company adopted SFAS 133 January 1, 2001. The adoption of this statement did not have a material impact on the Company's financial statements and related disclosures.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for other intangible assets beginning in the first quarter of 2002. The Company's intangible assets at December 31, 2001 will continue to be amortized after adoption of FAS 142. Accordingly, adopting FAS 142 is not expected to have a material effect on the Company's financial condition or results of operation.

     The FASB has also recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which we will adopt January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact the accounting for intangible assets subject to amortization and property and equipment. The Company does not believe that the effect of adoption of FAS 144 will have a significant impact on it financial condition or results of operations

(2)  Operations, Liquidity and Going Concern

     The Company's operations in 2001 and 2000 generated operating losses of $12.2 million and $10.4 million, respectively. In addition, at December 31, 2001 the Company had a working capital deficit of $9.0 million. Although the Company raised gross proceeds of approximately $4.7 million and $11.5 million during 2001 and 2000, through equity and debt financing transactions, the Company's operations, capital expenditures and debt service requirements have utilized all of such proceeds. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's business plan for 2002 is predicated principally upon the successful marketing of its RFID and digital video products. During 2001, operating activities utilized approximately $5.0 million of cash. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2002.

     The Company's working capital requirements will depend upon many factors, including the extent and timing of the Company's product sales, the Company's operating results, the status of competitive products, and actual expenditures and revenues compared to its business plan. The Company is currently experiencing declining liquidity, including negative working capital balances, losses from operations and negative cash flows, which makes it difficult for the Company to meet its current cash requirements, including payments to vendors, and may jeopardize the Company's ability to continue as a going concern. The Company intends to address its liquidity problems by controlling costs, seeking additional funding through capital raising transactions and business alliances and maintaining focus on revenues and collections.

     If the Company's losses continue, the Company will have to obtain funds to meet its cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or the Company may be required to curtail its operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

     From January 1, 2002 through April 1, 2002 the Company has borrowed an additional $1,495,000 from the Amphion Group under three note purchase agreements.

(3)  Acquisitions

   (a) IVEX Assets and In-Process Research and Development

     Effective November 30, 2001 the Company acquired certain property and equipment and the rights to certain digital video intellectual property rights from IVEX, Inc., an investee of the Amphion Group, in exchange for 148,000 shares of the Company's common stock. The shares of common stock issuable pursuant to the asset purchase agreement are expected to be issued in 2002. The aggregated purchase price of $592,000 was allocated to the property and equipment acquired and to in-process research and development as follows:

Property and equipment                              $197,552
In-process research and development                  336,029
Inventory                                             68,419
Accounts payable                                     (10,000)
                                                    --------
                                                    $592,000
                                                    ========

     The cost of acquiring the intellectual property rights of $336,029 was expensed at the date of the acquisition because the acquired research and development had no alternative future uses and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing before it can be incorporated into future releases of the Company's digital video products. The Company expects to complete development and integration of the initial application of this technology in its products in 2002.

   (b) Prism Video Assets

     On July 28, 1999, the Company acquired substantially all of the assets, including the network video technology, of Prism Video, Inc. ("Prism"), a privately held corporation engaged in the design, manufacture and marketing of video security technology and video storage products.

     The purchase price, which is subject to adjustment in accordance with the terms of the purchase agreement, consisted of:

Non-interest bearing note payable, due December 31, 2002
   discounted at 10% ..............................................   $3,100,725
125 shares of Series 1999 Voting Preferred Stock,$10,000
   per share stated value,  convertible  into 500,000 shares of
      common stock at a conversion price of $2.50 per share .......    1,250,000
Warrant to purchase 500,000 shares of common  stock at
   $2.50 per share ................................................    1,035,000
Assumption of accounts payable ....................................      358,887
                                                                      ----------
                                                                      $5,744,612
                                                                      ==========

     The note payable has a face amount of $4,000,000 and is secured by the Company's $3,902,375 note receivable from Amphion Ventures, L.P. ("Amphion Ventures") (Note 8). Pursuant to the Asset Purchase Agreement between AXCESS and Prism, AXCESS assigned Prism all payments of principal to be made by Amphion Ventures under the note receivable until the balance of the note receivable is paid in full or the balance due under the note payable to Prism is paid in full, whichever occurs first. In addition, the shares of common stock which Prism may acquire upon conversion of preferred stock or by exercise of the warrant are subject to a three-year lockup from the date of the closing, which may be reduced to two years upon the occurrence of certain events. The warrant is exercisable on or before July 28, 2004.

     The purchase price has been allocated to the assets and liabilities acquired as follows:

Accounts receivable ................   $  138,443
Inventory ..........................      412,402
Purchased technology ...............    5,079,483
Other assets, net ..................      114,284
                                       ----------
Total purchase price ...............   $5,744,612
                                       ==========

     The purchased technology consists of proprietary digital video compression technology used in video and CCTV products as well as the related U.S. and international patent rights. The purchased technology is being amortized over an average life of five years.

(4)  Prepaid Expenses and Other Current Assets

     Prepaid expenses and other consists of the following at December 31:

                                                  2001        2000
                                                --------    ----------
     Prepaid insurance .....................    $ 55,580    $    8,143
     Prepaid interest ......................     493,041       513,053
     Prepaid other .........................      74,603        84,255
     Interest receivable....................           0       485,984
                                                --------    ----------
                                                $623,224    $1,091,435
                                                ========    ==========

     Prepaid interest results from the warrants issued in connection with the 10% convertible note payable to the Amphion Group and a warrant issued in connection with the extension of the J.P. Morgan note payable. See Note 10.

(5)  Property, Plant and Equipment

     Property, plant and equipment consists of the following at December 31:

                                                                Amortization/
                                                                 Depreciation
                                         2001         2000         Period
                                     -----------   ----------   -------------
     Leasehold improvements ......   $    80,775   $   80,775    Lease term
     Machinery and equipment .....     1,535,444    1,294,828      5 years
     Furniture and fixtures ......       138,734      113,909   5 to 10 years
                                     -----------   ----------
                                       1,754,953    1,489,512

     Accumulated depreciation and
        Amortization .............    (1,235,904)    (995,783)
                                     -----------   ----------

     Property, plant and
       equipment, net ............   $   519,049   $  493,729
                                     ===========   ==========

     Depreciation totaled $240,113 and $231,165 during 2001 and 2000, respectively.

(6)  Intellectual property, net

     Intellectual property, net consists of the following at December 31:

                                                                           Weighted Average
                                                                           ----------------
                                                                           Remaining Useful
                                                                               Lives at
                                                                 Useful      December 31,
                                         2001          2000       Lives          2001
                                     -----------   -----------   -------   ----------------
     Purchased RFID technology       $ 1,714,449   $ 1,714,449   5 years             --
     Purchased Video technology        5,087,483     5,087,483   5 years      2.5 years
     Internally developed software       350,337       282,093   5 years             --
                                     -----------   -----------
                                       7,084,025     7,084,025
     Accumulated amortization         (6,407,482)   (2,291,871)
                                     -----------   -----------
     Intellectual property, net      $   744,787   $ 4,792,154
                                     ===========   ===========

     The video technology was acquired in 1999 and consists of proprietary digital video compression technology used in video and CCTV products as well as the related U.S. and international patent rights.

     The RFID technology was acquired in 1998 and includes a patent, trade secret rights software, hardware, product designs and all other technical information necessary for the Company to manufacture and market radio frequency identification products in the areas of access control and asset management. Up to an aggregate of an additional $6,000,000 is payable by the Company to the sellers of the RFID technology only if certain net operating profit targets are realized during each of the five years following the acquisition date. Such payments would be treated as additional cost of the RFID technology, if and when paid, and amortized over the remaining economic life of the technology. At December 31, 2001, no additional consideration was due to the sellers.

     Internally developed software costs were capitalized once the technological feasibility was achieved. These costs are reviewed for recoverability based on the expected future cash flows to be generated.

     Amortization expense of intellectual property totaled $1,319,945 and $1,541,080 during 2001 and 2000, respectively. In addition, the Company recorded an impairment charge of $2,797,063 in the fourth quarter of 2001, representing the amount by which the carrying amount of the intangible assets exceeded their estimated fair value. See Note 1.

(7)  Accrued Liabilities

     Accrued liabilities consist of the following at December 31:

                                                                  2000       2000
                                                                --------   ---------
     Accrued vacation .......................................   $200,154   $220,831
     Accrued interest payable to stockholder ................    443,177    317,532
     Accrued legal costs, litigation settlements and other ..    220,437    285,924
                                                                --------   --------
                                                                $863,768   $824,287
                                                                ========   ========

(8)  Note and Interest Receivable from Stockholder

     The note receivable and related interest is due from Amphion Ventures L.P. ("Amphion Ventures") interest are due at 8% per annum, payable quarterly. The Company has assigned all payments of principal under this note receivable to Prism Video, Inc. ("Prism") until the balance of the note receivable is paid in full or until the balance due under the note payable to Prism (Note 10) is paid in full, whichever occurs first. Amphion Ventures did not make its required payments under this note during 2001. Accordingly, the note receivable and accrued interest has been reclassified in the accompanying balance sheets at December 31, 2001 as a reduction of stockholders' equity due to the Amphion Group's controlling voting interest in the Company (Note 1) and the uncertainty as to the timing of repayment.

(9)  Lease Obligations

     The Company leases its office space and certain equipment under operating leases. The rental expense recorded for operating leases was $251,038 and $263,391 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, future minimum lease payments on operating leases were as follows:

      YEARS ENDING DECEMBER 31,
-------------------------------------
2002 ................................   $236,538
2003 ................................     72,572
2004 ................................     69,148
2005 ................................     44,394
                                        --------
                                        $422,652
                                        ========

(10) Notes Payable

     Notes payable consist of the following at December 31:

                                                                 2001         2000
                                                              ----------   ----------
     Due to stockholders:
        Amphion Convertible Note ..........................   $2,477,979   $2,477,979
        Non interest  bearing note, due December 31,
           2002,discounted at 10% (Note 3) ................    3,931,144    3,600,290

        Note Purchase Agreement ...........................      400,000      400,000
        10% note payable to Amphion .......................           --      580,000
        9.5% demand note payable to VennWorks .............           --       91,106
        9% demand note payable to VennWorks ...............      803,255           --
        4.5% demand note payable to Amphion Ventures ......      300,000           --
                                                              ----------   ----------
                                                               7,912,378    7,149,375
        Less current maturities ...........................    7,912,378    1,071,106
                                                              ----------   ----------
        Non-current notes payable to stockholders .........   $       --   $6,078,269
                                                              ==========   ==========

     Other current notes payable ..........................   $   47,105   $       --
                                                              ==========   ==========

     On September 30, 1999, the Company signed a 10% convertible note maturing September 30, 2002 ("Amphion Convertible Note"), under which the Company could borrow up to $6,000,000 from Amphion Ventures. Amphion Ventures may convert all or any portion of the indebtedness into Series 1999 Non-Voting Preferred Stock of the Company. Initial borrowings totaling $3,787,275 were used to refinance a portion of the outstanding borrowings and accrued interest under the Note Purchase Agreement and the 10% note payable to Amphion. In consideration for the financing arrangement, the Company issued warrants to acquire 180,362 shares in 1999 and 117,999 shares in 2000 and 2001 of the Company's non-voting common stock at an exercise price of $2.10 per share. The Company may be required to issue warrants covering up to an aggregate of 558,782 shares of non-voting common stock based on the outstanding balance of the convertible notes on the second anniversary date. The fair value of the warrants are recorded as prepaid interest when issued and amortized over 12 months. On December 31, 1999, the Amphion Group elected to convert $3,323,423 of borrowings into 332 shares of Series 2000 Non-Voting Preferred Stock. On April 1, 2000, Amphion Ventures, L.P. elected to convert $150,000 of borrowings under the Amphion Convertible Note into 15 shares of the Company's Series 2000 Non-Voting Preferred Stock. No additional borrowings were available to the Company under the Amphion Convertible Note at December 31, 2001.

     On December 14, 2000, J. P. Morgan Investment Corporation ("J.P. Morgan") agreed with the Company to extend the maturity date of the $400,000 balance remaining under the Note Purchase Agreement due December 31, 1999 by one year. The Company issued warrants to purchase 8,000 shares of common stock for $5.00 in consideration for extending the term of indebtedness. The warrants were valued at $13,600, which is being amortized as interest expense over the remaining term of the loan. The balance of the indebtedness under the senior notes issued under the Note Purchase Agreement is now due in full by the Company on December 14, 2001 and, as of December 31, 2001, this note is in default. The Company is negotiating with J.P. Morgan to extend the term of the notes.

     On June 29, 2001, Amphion Ventures, L.P. elected to convert $580,000 of the outstanding principal balance and $140,000 of accrued interest of a 10% note payable, dated April 30, 1998, issued by the Company to Amphion Ventures, L.P. into 72 shares of the Company's Series 2000 Non-Voting Preferred Stock, par value $.01 per share (the "Series 2000 Preferred Stock").

     On September 14, 2000, the Company issued a 9.5% note, in the original principal amount of $400,000 to VennWorks. At December 26, 2000, borrowings under this note totaled $3,391,106. The principal outstanding under this note may be converted into equity securities of the Company at the option of VennWorks. On December 26, 2000 VennWorks elected to convert $3,300,000 of these borrowings into 330 shares of the Company's Series 2000 Preferred Stock.

     On January 12, 2001, the Company entered into a 9.0% convertible demand note ("9% Demand Note") with VennWorks. During the year ended December 31, 2001, the Company borrowed $4,392,149 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. During 2001, VennWorks converted $3,680,000 of the principal balance of the 9% Demand Note and $80,000 of accrued interest on the demand notes due to VennWorks into 376 shares of Series 2000 Preferred Stock, leaving a balance of $803,255 outstanding under the 9% Demand Note at December 31, 2001.

     On November 14, 2001, the Company entered into a 4.5% convertible demand note with Amphion Ventures. During 2001, the Company borrowed $300,000 under this note, leaving a balance of $300,000 outstanding at December 31, 2001. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures.

     From January 1, 2002 through April 1, 2002 the Company has borrowed an additional $1,495,000 from The Amphion Group under three note purchase agreements.

(11) Preferred Stock

     The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in seven series were outstanding during 2001 and 2000. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below:

                                      Series A       Series B       Series C       Series I
                                    ------------   ------------   ------------   ------------
Number of shares authorized .....      1,500,000      1,500,000      1,500,000          2,500

Stated value ....................     $    26.00     $    28.40     $    30.20        $10,000

Number of shares issued and
   outstanding:

      December 31, 1999 .........         57,692         52,817         35,427            635

      December 31, 2000 .........         63,691         58,309         39,112            688

      December 31, 2001 .........             --             --         11,522            177

Conversion ratio (or
   conversion price) of
   preferred shares into
   common .......................   1 to 1 into    1 to 1 into    1 to 1 into     $4.00 into
                                       voting         voting         voting         voting
                                       common         common         common         common
                                       stock          stock          stock          stock

Liquidation preference ..........   Stated value   Stated value   Stated value   Stated value
                                    plus accrued   plus accrued   plus accrued   plus accrued
                                     dividends      dividends      dividends     dividends

Dividend rights .................     10% per        10% per        10% per        8% per
                                       annum,         annum,         annum,         annum,
                                     cumulative     cumulative     cumulative     cumulative

                                                      Series      Series 2000
                                      Series J         1999        Non-Voting
                                    ------------   ------------   ------------
Number of shares authorized .....          2,500          2,500          2,500

Stated value ....................        $10,000        $10,000        $10,000

Number of shares issued and
   outstanding:

      December 31, 1999 .........          1,857            129            332

      December 31, 2000 .........          2,011            140          1,236

      December 31, 2001 .........            177            152             --

Conversion ratio (or
   conversion price) of
   preferred shares into
   Common .......................    $4.00 into     $2.50 into     $3.50 into
                                     non-voting       voting       non-voting
                                       common         common        Common
                                       stock          stock         Stock

Liquidation preference ..........   Stated value   Stated value   Stated value
                                    plus accrued   plus accrued   plus accrued
                                     dividends      dividends      dividends

Dividend rights .................      8% per          8% per       8% per
                                        annum,          annum,       annum,
                                     cumulative      cumulative   cumulative

     In addition, 2,500 shares of Series 1999 Non-Voting Preferred Stock were authorized in 1999 in connection with the Amphion convertible note. Through December 31, 2000, no shares had been issued.

     During 2001, the Amphion Group converted 70,356 shares of Series A, 64,410 shares of Series B, 31,087 shares of Series C, 557 shares of Series I, 1,998 shares of Series J, and 1,804 shares of Series 2000 Preferred Stock into an aggregate of 12,339,745 shares of the Company's common stock.

     All series of preferred stock rank senior in right of payment to the Company's common stock and on a party with all series of preferred stock as to dividends or upon a liquidation or dissolution of the Company.

   (a) Series A, B and C Convertible Preferred Stock

     The holders of the Company's Series A, B, and C Preferred Stock are entitled to received quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock at the option of the holder. There were no dividends in arrears on the Series A, B, and C Convertible Preferred Stock at December 31, 2001 and 2000. There were no dividends payable for Series A, B and C Preferred Stock at December 31, 2000.

          During 2001 and 2000, the Company issued (a) 6,664 and 5,999 shares, respectively, of Series A Preferred Stock to holders thereof as payment in full for $173,288 and $155,961, respectively, of accrued, but unpaid dividends on the Series A Preferred Stock, (b) 6,102 and 5,492 shares, respectively, of Series B Preferred Stock to the holders thereof for $173,288 and $155,961, respectively, of accrued but unpaid dividends of the Series B Preferred Stock and (c) 3,497 and 3,685 shares, respectively, of Series Preferred Stock to the holders thereof for $105,591 and $111,239, respectively, of accrued, but unpaid dividends on the Series C Preferred Stock. Dividends payable of $17,781 for Series C Preferred Stock were accrued at December 31, 2001.

   (b) Series I and J Convertible Preferred Stock

     Each Share of Series I Preferred Stock and Series J Preferred Stock is convertible in whole or in part at any time at the option of the holder into a number of shares of voting or non voting common stock of the Company, respectively, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $4.00 per share. The Series I Preferred Stock and the Series J Preferred Stock are both subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the stated value, plus any accrued, but unpaid dividends thereon. The Company's optional right of redemption is subject to each Series I. Preferred Stock or Series J Preferred Stockholder's right to convert such Series I Preferred Stock or Series J Preferred Stock into voting or non-voting common stock, as the case may be, within ten business days after the Company's notice of redemption.

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

     The dividends on the Series I Preferred Stock and the Series J Preferred Stock are payable semi-annually in cash or additional shares of preferred stock at the Company's option. During 2001 and 2000, the Company issued (a) 47 and 53 shares, respectively, of Series I Preferred Stock to holders thereof as payment in full for $461,147 and $526,186, respectively, of accrued but unpaid dividends on the Series Preferred Stock and (b) 164 and 154 shares, respectively, of Series J Preferred Stock to holders thereof as payment in full for $1,632,662 and $1,534,301, respectively, of accrued, but unpaid dividends on the Series J Preferred Stock. As the shares of the Series I and Series J granted were converted into shares of common stock at a price less than the fair market value of the common stock on the date of issue, the Company recorded additional preferred stock dividends of $568,086 in 2001. Dividends payable of $7,501 and $3,680 for Series I and J Preferred Stock were accrued at December 31, 2001 and 2000, respectively.

   (c) Series 1999 and 2000 Preferred Stock

     In connection with the purchase of the Prism video assets during 1999, the Company issued 125 shares of Series 1999 Preferred Stock ("Series 1999 Preferred Stock"). Dividends are payable-semi-annually in cash or in additional shares of Series 1999 Preferred Stock at the option of the Company.

     The shares of common stock which Prism may acquire upon conversion of the Series 1999 Preferred Stock are subject to a three-year lockup from the date of the closing, which maybe reduced to two years upon the occurrence of certain events

     On April 1, 2000, Amphion Ventures, L.P. elected to convert an additional $150,000 of borrowing under the Amphion Convertible Note into 15 shares of the Company's Series 2000 Preferred Stock. On March 29, 2000, the Company completed a private equity placement with the Amphion Group. In connection with that transaction the Company received $5,000,000 and issued 500 shares of Series 2000 Preferred Stock. On December 31, 2000, VennWorks elected to convert $3,300,000 of borrowings under a 9.5% demand note (Note 10), into 330 shares of the Company's Series 2000 Preferred Stock.

     During 2001, VennWorks elected to convert $3,760,000 of borrowings and interest (Note 10) into 376 shares of the Company's Series 2000 Preferred Stock. As the shares of 2000 Preferred Stock granted were convertible into shares of common stock at a price less than the fair market value of the common stock at the respective issuance dates, the Company recorded additional preferred stock dividends of $1,744,000 and $471,429 in 2001 and 2000, respectively.

     On June 29, 2001, Amphion Ventures, L.P. elected to convert $580,000 of the outstanding principal balance and $140,000 of accrued interest of a 10% note payable, dated April 30, 1998, issued by the Company to Amphion Ventures, L.P. into 72 shares of the Company's Series 2000 Non-Voting Preferred Stock. As the shares of Series 2000 Preferred Stock issued were convertible into shares of common stock at a price less than the fair market value of the common stock on the date of issuance, the Company recorded additional preferred stock dividends of $185,143.

     During 2000 the Company issued 3 shares and 18 shares of Series 1999 and Series 2000 Preferred Stock, respectively, to its preferred stockholders for payment of accrued dividends totaling $209,673. As the shares of Series 1999 and 2000 Preferred Stock issued were convertible into shares of common stock at a price less than the fair market value of the common stock on the date of issuance, the Company recorded additional preferred stock dividends of $42,762.

     During 2001, the Company issued 12 shares and 119 shares of Series 1999 and Series 2000 Preferred Stock, respectively, to its preferred stockholders for payment of accrued dividends totaling $1,302,992. As the shares of Series 1999 and 2000 Preferred Stock issued were convertible into shares of common stock at a price less than the fair market value of the common stock on the date of issuance, the Company recorded additional preferred stock dividends of $648,436.

(12) Employee Benefit Plans

     The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participant's contribution. Participants are vested in the Company's matching contribution after 4 years of full time service and may join the plan January or July of each year. Matching contribution expense was $13,000 and $65,000 in 2001 and 2000, respectively. The Company suspended its matching contribution on February 28, 2001.

(13) Stock Options and Warrants

   (a) Stock Option Plans.

     Under the Company's 1991 Stock Option Plan, the Company may grant up to 2,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options granted vest over a four-year period. The Company has issued stock options to various members of the Board of Directors and officers of the Company under this plan. Options are generally granted each year and have various vesting requirements. During 2001 and 2000, the Company made grants of 0 and 150,000 options, respectively, as an inducement for the employment of certain officers of the Company, which do not reduce the 2,000,000 options available for grant under the stock option plan.

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

     Stock option transactions for the years ended December 31, 2001 and 2000 are summarized below:

                                                           2001                   2000
                                                   --------------------   --------------------
                                                               WEIGHTED               WEIGHTED
                                                                AVERAGE                AVERAGE
                                                               EXERCISE               EXERCISE
                                                    OPTIONS     PRICE      OPTIONS     PRICE
                                                   ---------   --------   ---------   --------
Options outstanding at
   beginning of year ...........................   1,702,238     $3.79    1,216,127     $2.66
Options granted ................................     612,224      3.78      683,211      5.57
Options exercised ..............................     (41,948)     2.67     (168,118)     2.84
Options forfeited ..............................    (211,977)     3.61      (28,982)     4.07
                                                   ---------              ---------

Options outstanding at
   end of year .................................   2,060,537      3.81    1,702,238      3.79
                                                   =========              =========

Options exercisable at
   end of year .................................     524,311      3.12      237,749      2.59
                                                   =========              =========

Options available for
   grant at the end of
   the year ....................................     839,463              1,197,762
                                                   =========              =========

     The options outstanding at December 31, 2001 have exercise prices which range from $1.44 to $5.50 and a weighted average remaining life of 8.3 years.

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

                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                            2001                2000
                                            ----                ----
Expected option life in years ...........   5.00                5.00
Risk-free interest rate .................   4.65%               6.17%
Volatility factor .......................   0.84%               0.87%

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

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------
Pro forma net loss applicable
   to common stock ................................. $(20,343,302) $(21,404,375)
                                                     ============  ============
Pro forma basic and diluted
   net loss per share .............................. $      (4.84) $      (6.36)
                                                     ============  ============
Weighted average fair value of options granted
   during the Year ................................. $       2.60  $       3.99
                                                     ============  ============

     The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at December 31:

                 2001                                        2000
------------------------------------------   ------------------------------------------
               EXERCISE                                    EXERCISE
 WARRANTS       PRICE         EXPIRATION      WARRANTS      PRICE         EXPIRATION
---------   --------------   -------------   ---------   --------------   -------------
1,181,358   $ 2.10 - 10.00   07/04 - 09/06   1,134,390   $ 2.10 - 10.00   01/01 - 10/05
   47,481    10.01 - 20.00   07/02 - 12/02      47,481    10.01 - 20.00   07/02 - 12/02
       --    20.01 - 56.25   01/01 - 12/01      58,441    20.01 - 56.25   01/01 - 12/01
---------                                    ---------
1,228,839                                    1,240,312
=========                                    =========

(14) Commitments and Contingencies

     In Stephen L. Briggs v. AXCESS, Inc., JAMS Arbitration filed on October 2, 2001, Stephen Briggs, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000.00 in severance pay. In Charles Martin v. AXCESS, Inc., JAMS Arbitration filed on or about October 2001, Charles Martin, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in contractual severance pay. The Company believes these cases are without merit and intends to contest these matters vigorously.

     Barth Technologies Incorporated ("BTI"), filed a lawsuit against the Company in state district court in Tarrant County, Texas on October 18, 2001. BTI was a vendor to the Company and seeks damages of $263,655 for non-payment for services and supplies provided. The Company is attempting to settle this claim, but has limited resources to do. Other similar cases have been filed against the Company with claims aggregating $450,852. At December 31, 2001, the Company has accrued the amounts expected to be paid to settle the claims described in this paragraph.

     A claim has been made by an Amphion Group controlled enterprise regarding representations and warranties contained in the purchase and sale agreement related to the sale by the Company of one of its subsidiaries to the Amphion Group controlled enterprise in 1999. The Company is vigorously contesting this matter and believes that their ultimate resolution of this matter will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The purchaser's ability to assert additional claims for indemnification expired on December 31, 1999. As of December 31, 2000 no additional claims have been made with respect to this matter.

     The Company is also involved in various other claims which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(15) Income Taxes

     Due to the Company's losses, no income tax expense was recorded for the years ended December 31, 2001 and 2000. At December 31, 2001 and 2000, the Company had a net operating loss carryforward of approximately $33,700,000 and $33,000,000, respectively for U.S. federal income tax purposes. The net operating loss which will begin expiring in 2002. On December 31, 2001 and 2000 the tax benefit of the Company's federal net operating loss carryforwards (approximately $11,800,000 and $11,700,000, respectively) and certain other deferred tax assets (approximately $1,500,000 and $255,000, respectively), have been fully offset by a valuation allowance, because the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The valuation allowance increased by approximately $1,400,000 and $2,800,000 during 2001 and 2000, respectively. A change in ownership, as defined for purposes of the Internal Revenue Code, occurred in 1996 and the Company believes that a subsequent ownership change occurred during 1998, each of which limit the annual utilization of the U.S. federal net operating loss carryforward under the applicable Internal Revenue Service.

                                INDEX TO EXHIBITS

Exhibit
Number                                 Description
-------   ----------------------------------------------------------------------

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

10.27 --Senior Promissory Note dated December 14, 2000, executed by the Company payable to J.P. Morgan Investment Corporation, in the principal amount of $400,000. Incorporated herein by reference to
          Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.28 --Voting Common Stock Purchase Warrant dated December 14, 2000, to purchase 8,000 shares of the Company's voting common stock, issued to J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.29 --Letter dated December 26, 2000, from incuVest LLC regarding conversion of the Demand Note dated September 14, 2000, executed by the Company payable to incuVest LLC. in the principal amount of $400,000. Incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.30 --Letter dated December 29, 2000, from Amphion Ventures, LP to the Company regarding Series A, B, and C Preferred Stock Dividends. Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.31 --Letter dated December 29, 2000, from Jackson Hole Management Co. to the Company regarding Series C Preferred Stock Dividends. Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.32 --Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000. Incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.33 --Amended Schedule of Advances to the Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000.*

10.34 --Subordinated Promissory Note dated April 30, 1999 executed by Amphion Ventures L.P. payable to the Company, in the principal amount of $4,000,000. Incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.35 -- Security Agreement dated April 30, 1999 by Amphion Ventures L.P. in favor of the Company regarding the Stock and Asset Purchase Agreement dated March 30, 1999 by and among Amphion Ventures L.P., Antiope Partners, L.L.C. and the Company. Incorporated herein by reference to
          Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.36 --Notice of Assignment dated July 28, 1999 from the Company to Amphion Ventures, L.P. regarding the April 30, 1999 Purchase Note executed by Amphion Ventures L.P. Incorporated herein by reference to Exhibit
          10.35 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.37 --Security Agreement dated July 28, 1999 among the Company and Prism Video, Inc. regarding the Subordinated Promissory Note dated as of April 30, 1999 executed by Amphion Ventures L.P. payable to the Company. Incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.38 --Purchase Note dated July 28, 1999 executed by the Company payable to Prism Video, Inc. and BIL Far East Holdings Limited, in the principal amount of $4,000,000. Incorporated herein by reference to Exhibit
          10.37 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.39 --Demand Note dated as of November 14, 2001, executed by the Company payable to Amphion Ventures, L.P. in the principal amount of $200,000.*

10.40 --Amended Schedule of Advances to the Demand Note dated as of November 14, 2001, executed by the Company payable to Amphion Ventures, L.P. in the principal amount of $200,000.*

10.41     --AXCESS Inc. 2001 Incentive Plan. Incorporated herein by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

21.1      --Subsidiaries of the Company.*

23.1      --Consent of Ernst & Young LLP.*

----------

*Filed herewith