Form 10KSB/A
period 2001-12-31
AXCESS INC/TX
filed 2002-04-30
CIK 710597

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                  FORM 10-KSB/A
                                (Amendment No. 1)

(Mark One)

    X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                                                       Name of exchange
               Title of Class:                        on which registered:
               ---------------                        --------------------
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

There were 112,492 shares of non-voting common stock outstanding as of April 1, 2002.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---
================================================================================

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Management of the Company

The board elects executive officers annually at its first meeting following the annual meeting of stockholders. The following table sets forth, as of December 31, 2001, the Company's directors, executive officers and significant employees, their ages, and their positions within the Company.

   Name                       Age     Position
   ----                       ---     --------
   Richard C.E. Morgan        57      Chairman of the Board of Directors (1)(3)
   Allan Griebenow            49      Director, President and Chief Executive
                                      Officer (1)
   James R. Craig             42      Former Vice President, Secretary and Chief
                                      Financial Officer (4)
   Michael Uremovich          48      Vice President, Sales and Marketing
   Robert J. Bertoldi         52      Director (2)
   Paul J. Coleman, Jr.       70      Director (2)(3)
   Gregory W. Haskell         45      Director (3)
   David J. Illingworth       48      Director (2)
---------------------
(1)  Executive Committee

(2)  Audit Committee

(3)  Compensation Committee

(4) In January 2002, Mr. Craig elected to leave his positions with the Company to pursue other professional opportunities.

RICHARD C.E. MORGAN has served as a director and Chairman of the Board of the Company since 1985. Since 1986 he has been a managing member of Antiope Partners L.L.C. and Amphion Partners L.L.C. In November 1999, Mr. Morgan co-founded VennWorks LLC and since then, has served as its Chairman and Chief Executive Officer. In 1995, Mr. Morgan co-founded Amphion Capital Management L.L.C., a private equity and venture capital firm, and since then has served as one of its Managing Partners. From 1986 to 1998, Mr. Morgan was the Managing General Partner of Wolfensohn Partners L.P., the predecessor to Amphion Capital Management. Mr. Morgan currently serves as Chairman of Quidel Corp., a publicly traded company that manufactures and distributes rapid diagnostic tests. In addition, Mr. Morgan serves on the board of directors of the following publicly traded companies: Celgene Corp., which develops and markets biotechnology products; and Indigo N.V., which is in the digital printing systems industry. Mr. Morgan is also a director of several private and non-profit companies.

ALLAN GRIEBENOW has served as a director, President and Chief Executive Officer of the Company since July 1999. He founded Prism Video, Inc. in 1994 and was Chief Financial Officer of Prism Video, Inc. from 1994 to July 1999. Mr. Griebenow spent the past 20 years in the telecommunications and advanced applications industries. He started his career in 1979 as a Presidential Management Intern with NASA, and holds a B.S. in Business Administration from the University of Maryland and an MBA from San Francisco State University.

JAMES R. CRAIG served as Vice President, Secretary and Chief Financial Officer of the Company from August 1999 to January 2002. He was a co-founder and chief financial officer of CashNet Financial Group, Inc. in 1998. From 1996 to 1998 Mr. Craig was Vice President, Division Controller with Firstplus Financial, Inc. He was chief operating officer and chief financial officer of South Orient Railroad Company, Ltd. from 1992 to 1996. Mr. Craig has public accounting experience with Deloitte and Touche and holds a B.S. in accounting and computer science from Oklahoma State University.

MICHAEL UREMOVICH has served as Vice President of Sales & Marketing of the Company since July 1999. He was Vice President Sales & Marketing of Prism Video, Inc. from 1997 until 1999, when the Company acquired Prism Video, Inc.'s digital video technology. From 1992 to 1996, Mr. Uremovich held positions of Regional Sales Manager, Director of Sales, and Vice President, Sales & Marketing for Computrac, Inc. and for Amtech, both Dallas-based technology companies. Mr. Uremovich earned his B.S. in business administration and marketing from the University of Texas at Dallas.

ROBERT J. BERTOLDI has been a director of the Company since June 2000. Since January 2000, Mr. Bertoldi has been the President of VennWorks LLC, a venture capital limited liability company that he co-founded. Since before 1995, Mr. Bertoldi has been a Managing Partner of Amphion Capital Management, LLC., and co-manager of Amphion Ventures, LP, an early-stage technology life sciences fund.

PAUL J. COLEMAN, JR. has served as a director of the Company since 1982. He is president, chief executive officer, and a trustee of the Universities Space Research Association, a non-profit space research, technology and education company. Mr. Coleman is also a professor of space physics at the University of California at Los Angeles ("UCLA"). He also currently serves as a director of Quantrad Sensors, Inc., One Room Systems, Inc. and Southeast Interactive Technology, LLC. From 1993 through 1996, Mr. Coleman was the director of the National Institute for Global Environmental Change of the U.S. Department of Energy. From 1989 through 1993, he was the director of the Institute of Geophysics and Planetary Physics at UCLA.

GREGORY W. HASKELL has served as a director of the Company since 1998. Since February 2001, Mr. Haskell has worked for VennWorks LLC. From 1999 to 2001, Mr. Haskell was a Managing Director of Internet Capital Group, Inc. Since June 1999, he has served as a director at PaperExchange.com, Inc. From 1995 to 1999, Mr. Haskell was the President and Chief Operating Officer of XL Vision, Inc. From 1993 to 1995, Mr. Haskell served in various executive management positions at XL Vision, Inc.

DAVID J. ILLINGWORTH has been a director of the Company since June 2000. Since January 2000, Mr. Illingworth has been the President and Chief Operating Officer of XL Vision, Inc. Since April 1998, Mr. Illingworth has been the Chairman of the Board of VidaMed, Inc., a developer and marketer of medical device products. Since August 1999, he has also been the Executive Chairman. From April 1998 to August 1999, he was also the President and Chief Executive Officer of VidaMed, Inc. From September 1996 to March 1998, Mr. Illingworth was the Executive Vice President and President of the Home Care Business of Nellcor Puritan Bennett, a provider of products and services for respiratory-impaired persons. From January 1993 to September 1996, he was the Vice President - Field Operations, Marketing and Service of Nellcor Puritan Bennett.

Subsequent Events

In January 2002, James R. Craig, then the Company's Vice President, Secretary and Chief Financial Officer, elected to leave his positions with the Company. On March 20, 2002, the board of directors appointed Allan L. Frank to the positions of Vice President, Secretary and Chief Financial Officer.

ALLAN L. FRANK has served as Vice President, Secretary and Chief Financial Officer of the Company since March 2002. From July 1999 through June 2001, Mr. Frank was Vice President, Chief Financial Officer and Secretary for Vast Solutions, Inc. a spin-off from Paging Network International. Inc. ("PageNet"). From September 1993 through July 1999, Mr. Frank served in numerous positions at PageNet, including as Vice President Corporate Development and Director of Financial Analysis, and as Director of International Finance for Paging Network International, a subsidiary of PageNet. Prior to PageNet, Mr. Frank worked at FoxMeyer Corporation, OrNda HealthCare and Dalfort Aviation Services. Mr. Frank holds a B.S. in Business Administration from The Ohio State University and an M.B.A. from the University of North Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, certain officers and beneficial owners of 10% or more of the Company's Voting Common Stock are required from time to time to file with the Securities and Exchange Commission reports on Forms 3, 4 or 5, relating principally to transactions in Company securities by such persons. Based solely upon a review of Forms 3, 4 and 5 submitted to the Company during and with respect to 2001, all of these individuals or entities timely filed their respective Forms 3, 4 or 5 required by Section 16(a) of the Exchange Act during 2001, except for Allan Griebenow, Robert J. Bertoldi, Paul J. Coleman, Jr., Gregory W. Haskell, David J. Illingworth, James R. Craig, Michael Uremovich, Amphion Ventures, L.P. and

VennWorks LLC.

Allan Griebenow failed to file a Form 4 for October 2001 to report the sale by his son of 90 shares of common stock of the Company, for which Mr. Griebenow disclaimed beneficial ownership. Mr. Griebenow also failed to file a Form 4 for January 2001 to report the issuance to him of an employee stock option to purchase a total of 150,392 shares of common stock of the Company, at an exercise price of $3.875 per share, where one-fourth of the option vests on each of January 10, 2002, 2003, 2004 and 2005.

Each of Robert J. Bertoldi, Paul J. Coleman, Jr., Gregory W. Haskell, and David
J. Illingworth failed to file Form 4s for July 2001 to report the issuance to each of them an option to purchase 10,000 shares of common stock of the Company, at an exercise price of $4.55, exercisable on the date of grant.

James R. Craig failed to file a Form 4 for January 2001 to report the issuance to him of an employee stock option to purchase a total of 50,132 shares of common stock of the Company, at an exercise price of $3.875 per share, where one-fourth of the option vests on each of January 10, 2002, 2003, 2004 and 2005.

Michael Uremovich failed to file a Form 4 for January 2001 to report the issuance to him of an employee stock option to purchase a total of 50,132 shares of common stock of the Company, at an exercise price of $3.875 per share, where one-fourth of the option vests on each of January 10, 2002, 2003, 2004 and 2005.

Each of Amphion Ventures and VennWorks failed to file Form 4s to report the issuance in 2001 by the Company of promissory notes convertible into preferred stock, and the conversion of shares of preferred stock into common stock. These transactions are described more fully under Item 12. "Certain Relationships and Related Transactions--Amphion Ventures, L.P. Promissory Note Issuances and Conversions," Item 12. "Certain Relationships and Related Transactions--VennWorks LLC Promissory Note Issuances and Conversions," and Item
12. "Certain Relationships and Related Transactions--Preferred Stock
Conversions."


Item 10. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned by the Company's Chief Executive Officer and the Company's two other most highly compensated executive officers (whose annualized compensation exceeded $100,000), collectively called the "named executive officers," for services rendered in all capacities to the Company during the fiscal years ended December 31, 2001, 2000, and 1999.


                           Summary Compensation Table
                           --------------------------

                                                                                 Long-Term
                                                                               Compensation
                                                                               ------------
                                                    Annual Compensation         Securities
                                                ----------------------------    Underlying        All Other
Name and Principal Positions                    Year   Salary ($)   Bonus ($)   Options (#)   Compensation ($) (2)
----------------------------                    ----   ----------   ---------   -----------   --------------------
Allan Griebenow                                 2001     230,009       --         150,392            4,250
      President and Chief                       2000     220,438     35,014       124,112            4,250
      Executive Officer                         1999(1)   99,165     29,563       450,000            2,292

James R. Craig                                  2001     185,507       --          50,132             --
      Vice President, Secretary                 2000     178,065     19,000        41,372             --
      and Chief Financial Officer               1999(3)   64,615      9,375       150,000             --

Michael Uremovich                               2001     138,080     28,099(4)     50,132            1,662
      Vice President of Sales                   2000     133,417     15,227(4)     41,372            1,334
                                                1999(5)   60,207     22,442(4)    150,000              548

------------------
(1) Represents compensation earned from July 1999, when Mr. Griebenow joined the Company.

(2)  Represents the Company's contributions to 401(k) plans.

(3) Represents compensation earned from August 1999, when Mr. Craig joined the Company. Mr. Craig elected to leave the Company in January 2002.

(4)  Represents commission based on the Company's revenue.

(5) Represents compensation earned from July 1999, when Mr. Uremovich joined the Company.


Stock Option Grants in 2001 to the Company's Named Executive Officers

The following table provides information regarding the stock options granted by the Company to the named executive officers during the fiscal year ended December 31, 2001. Other than those persons listed in the following table, the Company did not grant any stock options to any other named executive officers. One-fourth of each of the options listed in the table below vests on the anniversary of the date of the option grant, beginning on the first anniversary of the date of the option grant, through the fourth anniversary of the date of the option grant.

                                 Number of
                                 Securities      % of
                                 Underlying   Total Options     Exercise or
                                  Options      Granted to        Base Price     Expiration
            Name                Granted (#)     Employees       ($/Sh) (1)         Date
            ----                -----------   -------------     ------------    ----------
Allan Griebenow                    150,392         25%             3.875        01/10/2011
James R. Craig                      50,132          8%             3.875        01/10/2011
Michael Uremovich                   50,132          8%             3.875        01/10/2011

--------------------
(1) The exercise price is equal to the closing price of the Common Stock on the date of the grant.


Aggregate Option Exercises in 2001 by the Company's Executive Officers

The following table provides information as to options exercised, if any, by each of the named executive officers in 2001 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of the Company's Voting Common Stock on December 31, 2001 ($4.375 as reported on NASDAQ).

                                                                Number of Securities
                                                               Underlying Unexercised        Value of Unexercised
                                                                      Options at             in-the-Money Options
                                                                 December 31, 2001           at December 31, 2001
                        Shares Acquired         Value       ---------------------------   ---------------------------
                          on Exercise         Realized      Exercisable   Unexercisable   Exercisable   Unexercisable
                        ---------------       --------      -----------   -------------   -----------   -------------
Allan Griebenow               --               $  --          250,028        468,475       $421,875        $497,071
James R. Craig                --               $  --           85,343        156,159       $121,875        $146,941
Michael Uremovich             --               $  --           65,343        156,159       $103,125        $165,691

Compensation of the Company's Directors

The current policy of the Company is to pay each director who is not employed by the Company and who does not beneficially own more than 5% of the shares of common stock outstanding the compensation set forth in the Director Compensation Plan. Under the Director Compensation Plan, each eligible director receives an annual grant of 10,000 options to acquire common stock at an exercise price equal to the fair market value per share of the common stock at the time the option is granted. The annual grant customarily takes place shortly after each annual meeting of the Company's stockholders. All new board members receive 50,000 options to acquire common stock at an exercise price equal to the fair market value per share of the common stock on the date the board member is Elected by the Company's stockholders. All new board members will also be eligible to receive the annual grant. The Company has temporarily suspended paying any cash to eligible directors for preparing and attending meetings of directors and committees until the Company reports quarterly net earnings. Once the Company has reported net earnings for a fiscal quarter, the Company will reconsider paying additional cash consideration to eligible directors. While directors do not receive additional compensation for attending meetings, the Company pays ordinary and necessary out-of-pocket expenses for directors to attend board and committee meetings. Directors who are officers or employees of the Company receive no fees for service on the board or committees thereof.

Employment Agreement with Mr. Griebenow

On July 16, 1999, the Company entered into an agreement with Allan Griebenow, under which Mr. Griebenow agreed to be the Company's president and chief executive officer. The agreement provides that Mr. Griebenow will receive a salary equal to $17,917 per month, a bonus payable within 90 days after the end of the Company's fiscal year of up to 30% of his base salary, and option grants to acquire 450,000 shares of the Company's Common Stock. If the Company terminates Mr. Griebenow's employment at any time without cause, as defined in the employment agreement, then Mr. Griebenow will be entitled to continue to receive his then current salary for the six-month period following his termination.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of each class of stock beneficially owned as of April 1, 2002 by each person known by the Company to be the beneficial owner of more than 5% of the Company's voting common stock as of April 1, 2002. Except as noted below, to the Company's knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

                                                             Amount and
Name and Address of                                           Nature of           Percentage        Percentage of
Beneficial Owner                Title of Class             Beneficial Owner        of Class          Voting Power
-------------------             --------------             ----------------       ----------        -------------
Amphion Group (1)          Voting Common Stock              13,523,191(2)            73.1%               73.5%
590 Madison Avenue         Series I Preferred Stock                 65               36.4%                1.1%
New York, NY 10021         Series J Preferred Stock                157               89.1%                2.6%

PV Proceeds Holdings, Inc. Voting Common Stock                 500,000(3)             2.7%                  *
3208 Commander Dr.         Series 1999 Preferred Stock             152              100.0%                3.5%
Carrollton, TX 75006

H.T. Ardinger              Series I Preferred Stock                 52               29.1%                  *
9040 Governors Row         Series J Preferred Stock                  2                1.2%                  *
Dallas, TX 75247

J. P. Morgan               Voting Common Stock                 267,169                1.4%                1.5%
Investment Corporation     Series I Preferred Stock                 61               34.4%                1.0%
60 Wall Street
New York, NY 10260

-------------------
*    Less than 1%.

(1) See the following table regarding the beneficial ownership of the Amphion Group.

(2) Includes 688,121 shares that the Amphion Group has the right to acquire pursuant to warrants and options that are exercisable within 60 days.

(3) All 500,000 shares represent shares that PV Proceeds Holdings, Inc. has the right to acquire pursuant to warrants that are exercisable within 60 days.

The following table sets forth the number of shares beneficially owned by the Amphion Group, which is defined to include Mr. Richard C.E. Morgan, a British citizen and Chairman of the board of directors of the Company ("Mr. Morgan"), Robert J. Bertoldi, a U.S. citizen and director of the Company ("Mr. Bertoldi"), Amphion Ventures, L.P., a Delaware limited partnership ("Amphion Ventures"), Amphion Partners L.L.C., a Delaware limited liability company ("Amphion Partners"), Amphion Investments L.L.C., a Delaware limited liability company ("Amphion Investments"), Antiope Partners L.LC., a Delaware limited liability company ("Antiope Partners"), and VennWorks LLC, a Delaware limited liability company formerly known as incuVest L.L.C., ("VennWorks").

The Amphion Group disclaims in its filings with the Securities and Exchange Commission that it holds any securities of the Company as a group, within the meaning of any applicable securities law or regulation. Amphion Partners is the sole general partner of Amphion Ventures. Messrs. Morgan and Bertoldi are the managing members of Amphion Partners, Antiope Partners and Amphion Investments. Mr. Morgan is the Chairman of the board of directors and the chief executive officer of VennWorks. Mr. Bertoldi is the president of VennWorks.

Based on an amended Schedule 13D filed by certain members of the Amphion Group with the SEC on February 10, 2000, Amphion Ventures, Amphion Partners and Mr. Morgan share voting power with respect to certain of the shares owned by them. Also based on the Schedule 13D, Mr. Morgan shares voting power for the shares held by Amphion Investments, Antiope Partners and certain other shares held by Amphion Partners. Mr. Morgan disclaims beneficial ownership of the shares held by each of the Amphion Group.


                                                                                                     Total of
                              Amphion         Amphion       Amphion       Antiope       Venn          Amphion
      Title of Class          Ventures       Partners     Investments     Partners      Works          Group
      --------------          --------       --------     -----------     --------      -----        --------
Voting Common Stock          8,926,330(1)     37,382         10,000       86,534(2)   3,774,824     12,835,070
Series I Preferred Stock            --            --             --           65             --             65
Series J Preferred Stock            --            --             --          157             --            157

-------------------
(1) Includes warrants to purchase 681,358 shares of Common Stock that are exercisable within 60 days.

(2) Includes warrants to purchase 6,763 shares of Common Stock that are exercisable within 60 days.

The following table sets forth the number of shares of each class of stock beneficially owned as of April 1, 2002 by each director who beneficially owns voting common stock and the executive officers of the Company, and all of the Company's directors and executive officers as a group. The business address of each director and executive officer is c/o AXCESS Inc., 3208 Commander Drive, Carrollton, Texas 75006. To the Company's knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder, except for Mr. Morgan's beneficial ownership, which is discussed in the introduction to the previous table above.

                                                               Amount and
      Name of                                                   Nature of        Percentage     Percentage of
  Beneficial Owner                   Title of Class          Beneficial Owner     of Class       Voting Power
  ----------------                   --------------          ----------------     --------       ------------
Richard C.E. Morgan (1)       Voting Common Stock               13,768,654          74.3%            74.9%
                              Series I Preferred Stock                  65          36.4%             1.1%
                              Series J Preferred Stock                 157          89.1%             2.6%

Robert J. Bertoldi (2)        Voting Common Stock               13,583,191          73.3%            73.5%
                              Series I Preferred Stock                  65          36.4%             1.1%
                              Series J Preferred Stock                 157          89.1%             2.6%

Allan Griebenow (3)           Voting Common Stock                  332,233           1.8%              *
Paul  J. Coleman, Jr. (4)     Voting Common Stock                   88,090            *                *
Gregory W. Haskell (5)        Voting Common Stock                   77,500            *                *
David J. Illingworth (6)      Voting Common Stock                   60,000            *                *
Michael Uremovich (7)         Voting Common Stock                   99,418            *                *

All Directors, Director       Voting Common Stock               14,485,895          78.2%            75.0%
Nominees and                  Series I Preferred Stock                  65          36.4%             1.1%
Executive Officers as         Series J Preferred Stock                 157          89.1%             2.6%
a group (7 individuals)

-------------------
*    Less than 1%.

(1) The number of shares of Voting Common Stock includes 245,463 shares held directly, 3,000 shares that Mr. Morgan has the right to acquire pursuant to options that are exercisable within 60 days, 1,500 shares held by Mr. Morgan's daughter, for which he disclaims beneficial ownership, 12,835,070 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above), and 688,121 shares that entities within the Amphion Group have the right to acquire pursuant to options and warrants that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Morgan disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(2) Includes 60,000 shares that Mr. Bertoldi has the right to acquire pursuant to options that are exercisable within 60 days. Includes 12,835,070 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above), and 688,121 shares that entities within the Amphion Group have the right to acquire pursuant to options and warrants that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Bertoldi disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(3) Includes 324,653 shares that Mr. Griebenow has the right to acquire pursuant to options that are exercisable within 60 days. Mr. Griebenow is the president and chief executive officer, and an 11% owner of the stock of PV Proceeds Holdings, Inc., a beneficial owner of more than 5% of the Company's Common Stock. Mr. Griebenow denies beneficial ownership of the shares of the Company's Common Stock owned by PV Proceeds Holdings, Inc.

(4) Includes 88,000 shares that Mr. Coleman has the right to acquire pursuant to options that are exercisable within 60 days.

(5) All 77,500 shares represent shares that Mr. Haskell has the right to acquire pursuant to options that are exercisable within 60 days.

(6) All 60,000 shares represent shares that Mr. Illingworth has the right to acquire pursuant to options that are exercisable within 60 days.

(7) Includes 88,218 shares that Mr. Uremovich has the right to acquire pursuant to options that are exercisable within 60 days.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Series 2000 Non-Voting Preferred Stock Private Placement

On March 29, 2000, the Company completed a private equity placement with VennWorks LLC, a major stockholder of the Company. In connection with that transaction, the Company received $5,000,000 and issued 500 shares of Series 2000 Non-Voting Preferred Stock ("Series 2000 Preferred Stock"). The Series 2000 Preferred Stock is subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to its stated value of $10,000, plus any accrued, but unpaid dividends thereon. The Company's optional right of redemption is subject to Series 2000 Preferred Stock holder's right to convert Series 2000 Preferred Stock, into Non-Voting Common Stock, within ten business days after the Company's notice of redemption. The Series 2000 Preferred Stock is also subject to the mandatory conversion by the Company into shares of the Company's Non-Voting Common Stock if (a) the closing bid price of the Company's Common Stock on the Nasdaq SmallCap Market is greater than $7.50 per share for a period of at least twenty consecutive trading days and (b) the trading volume of the Common Stock on the Nasdaq SmallCap Market is at least 50,000 shares per day as measured by Nasdaq during each of such twenty consecutive trading days.

Amphion Ventures, L.P. Promissory Note Issuances and Conversions

On April 30, 1998, the Company issued a 10% convertible note to Amphion Ventures, L.P., a major stockholder of the Company. On June 29, 2001, Amphion Ventures elected to convert $580,000 of the outstanding principal balance and $140,000 of accrued interest of this note into 72 shares of the Company's Series 2000 Non-Voting Preferred Stock, par value $.01 per share (the "Series 2000 Preferred Stock").

On September 30, 1999, the Company issued a 10% convertible note maturing on September 30, 2002 to Amphion Ventures under which the Company could borrow up to $6,000,000 from Amphion Ventures. Under this note, the Company borrowed $5,986,395 through December 31, 1999. No additional borrowings were available to the Company under this note at December 31, 2001. On December 31, 1999, Amphion Ventures elected to convert $3,323,423 of these borrowings into 332 shares of the Company's Series 2000 Preferred Stock. On April 1, 2000, Amphion Ventures, L.P. elected to convert an additional $150,000 of these borrowings into 15 shares of Series 2000 Preferred Stock. In consideration for this note, on September 30, 1999, October 2, 2000, and October 2, 2001 the Company issued warrants to Amphion Ventures to purchase 180,362 shares, 117,999 shares, and 117,999 shares respectively, of Common Stock at $2.10 per share. The Company may be required to issue warrants covering up to an aggregate of 558,782 shares of non-voting common stock based on the outstanding balance of the convertible notes on the second anniversary date.

On November 14, 2001, the Company issued a 4.5% convertible demand note to Amphion Ventures. During 2001, the Company borrowed $300,000 under this note, leaving a balance of $300,000 outstanding at December 31, 2001. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures. From January 1, 2002 through April 1, 2002, the Company has borrowed an additional $1,495,000 from the Amphion Group under three note purchase agreements.

VennWorks LLC Promissory Note Issuances and Conversions

On September 14, 2000, the Company issued a 9.5% convertible note to VennWorks LLC, a major stockholder of the Company, in the principal amount of $400,000, plus additional amounts shown on the schedule of advances to the note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. At December 26, 2000, borrowings under this note totaled $3,391,106, and were due and payable on demand by VennWorks. On December 26, 2000, VennWorks elected to convert $3,300,000 of these borrowings into 330 shares of Series 2000 Preferred Stock, leaving a balance of $91,106 outstanding under the note at December 31, 2000. The Company had converted all remaining amounts by December 31, 2001, leaving no remaining outstanding balance under this note.

On January 12, 2001, the Company entered into a 9.0% convertible demand note with VennWorks. During the year ended December 31, 2001, the Company borrowed $4,392,149 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. During 2001, VennWorks converted $3,680,000 of the principal balance of this note and $80,000 of accrued interest on all notes due to VennWorks into 376 shares of Series 2000 Preferred Stock, leaving a balance of $803,255 outstanding under this 9.0% note at December 31, 2001.

Preferred Stock Conversions

On September 28, 2001, Amphion Ventures and VennWorks elected to convert in aggregate (a) 306.25 shares of Series 2000 Non-Voting Preferred Stock with an issue price of $10,000 per share and a conversion price of $3.50 per share, into 875,000 shares of the Company's common stock, (b) 214 shares of Series J Preferred Stock with an issue price of $10,000 per share and a conversion price of $4.00 per share, into 535,000 shares of the Company's common stock, and (c)
556.55 shares of Series I Preferred Stock with an issue price of $10,000 per share and a conversion price of $4.00 per share, into 1,391,374 shares of the Company's common stock.

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

Debt Outstanding to J. P. Morgan Investment Corporation

On December 14, 2000, J. P. Morgan Investment Corporation, a major stockholder of the Company, agreed with the Company to extend the maturity date of the $400,000 balance remaining under a note purchase agreement originally due December 31, 1999 by one year. The balance of the indebtedness under the senior notes issued under the note purchase agreement will be due in full by the Company on December 14, 2001. The Company issued warrants to purchase 8,000 shares of Common Stock for $5.00 in consideration for extending the term of this indebtedness. The warrants were valued at $13,600, which was amortized to interest expense over the term of the loan. The balance of the indebtedness under the senior notes issued under the note purchase agreement was due in full by the Company on December 14, 2001 and, as of December 31, 2001, this note is in default. The Company is negotiating with J.P. Morgan Investment Corporation to extend the term of the notes.

Payment of Dividends on Preferred Stock

The holders of the Series A, B and C Preferred Stock are entitled to receive dividends on each such share held by a holder at the annual rate of 10% of the original issue price of each such share payable in arrears, at the end of each quarter. Series I, J and 1999 Voting Preferred Stock are entitled to receive dividends on each such share held by a holder at the annual rate of 8% of the original issue price of each such share payable in arrears, semi annually. Dividends on these six series of preferred stock are payable in cash or additional shares of preferred stock, at the option of the Company or the holders of the preferred stock, as the case may be.

In 2001, the Company issued the following dividends:

     o 6,664 shares of Series A Preferred Stock to the holders thereof as payment in full for the $173,288 of accrued, but unpaid dividends of the Series A Preferred Stock;

     o 6,102 shares of Series B Preferred Stock to holders thereof as payment in full for the $173,288 of accrued, but unpaid dividends of the Series B Preferred Stock;

     o 3,497 shares of Series C Preferred Stock to holders thereof as payment in full for the $105,591 of accrued, but unpaid dividends of the Series C Preferred Stock;

     o 47 shares of Series I Preferred Stock to holders thereof as payment in full for the $461,147 of accrued, but unpaid dividends of the Series I Preferred Stock;

     o 164 shares of Series J Preferred Stock to holders thereof as payment in full for the $1,632,662 of accrued, but unpaid dividends of the Series J Preferred Stock;

     o 12 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $116,936 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock; and

     o 119 shares of Series 2000 Non-Voting Preferred Stock to the holders thereof as payment in full for the $1,186,056 of accrued, but unpaid dividends of the Series 2000 Non-Voting Preferred Stock.

See the information in the stock ownership tables in "Ownership of Certain Beneficial Owners and Management" above for more information about the preferred stock holdings of the Company's major stockholders.

Richard C.E. Morgan, the Chairman of the Company's board of directors, is the owner of 41.5% of Antiope Partners L.L.C., 41.643% of Amphion Partners L.L.C., 49.5% of Amphion Investments L.L.C., and, on a fully-diluted basis, 2.6258% of VennWorks LLC. Mr. Morgan disclaims beneficial ownership of all of the Company's shares held by these entities.

Robert J. Bertoldi, a director of the Company, is the owner of 23.5% of Antiope Partners L.L.C., 23.5823% of Amphion Partners L.L.C., 33.0% of Amphion Investments L.L.C., and, on a fully-diluted basis, 0.5442% of VennWorks LLC. Mr. Bertoldi disclaims beneficial ownership of all of the Company's shares held by these entities.

IVEX Corporation Asset Purchase

Effective November 30, 2001, the Company completed its acquisition of certain of the assets of IVEX Corporation, a privately held corporation engaged in the design, manufacture and marketing of video security technology and video storage products. The purchase price for the assets included 148,000 shares of the Company's common stock. The Amphion Group is a major stockholder of the Company and was a major stockholder of IVEX Corporation prior to this asset sale.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2002.

                                       AXCESS INC.


                                       By: /s/ Allan Griebenow
                                           -------------------------------------
                                           Allan Griebenow, Director, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)