Form 10QSB
period 2002-03-31
AXCESS INC/TX
filed 2002-05-15
CIK 710597

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

        [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes [x] No [_]

 Number of shares of common stock outstanding on May 01, 2002: 15,848,179. Number of shares of non-voting common stock outstanding on May 01, 2002:
112,492.

 Transitional Small Business Disclosure Format: Yes [_] No [X]

                                   AXCESS INC.
                                      INDEX


                                                                                                               Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                      Balance Sheets at March 31, 2002 and December 31, 2001 ................................   1

                      Statements of Operations for the Three Months ended March 31, 2002 and 2001 ...........   2

                      Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001 ...........   3

                      Notes to Financial Statements .........................................................   4

         Item 2. Management's Discussion and Analysis or Plan of Operation ..................................   8

 PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ..........................................................................  10

         Item 2. Changes in Securities ......................................................................  10

         Item 3. Defaults Upon Senior Securities ............................................................  12

         Item 4. Submission of Matters to a Vote of Security Holders ........................................  12

         Item 5. Other Information ..........................................................................  12

         Item 6. Exhibits and Reports on Form 8-K ...........................................................  12

 SIGNATURES .................................................................................................  13

PART 1. FINANCIAL INFORMATION
 Item 1. Financial Statements

                                   AXCESS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                           March 31,          December 31,
ASSETS                                                                                       2002                 2001
                                                                                        --------------      ----------------
Current assets:
       Cash and cash equivalents                                                        $        4,698      $              -
       Accounts receivable - trade, net of allowance for doubtful accounts                     232,264               158,279
       Inventory                                                                               540,090               699,058
       Prepaid expenses and other                                                              498,903               623,224
                                                                                        --------------      ----------------

              Total current assets                                                           1,275,955             1,480,561

Property, plant and equipment, net                                                             420,442               519,049
Intellectual property, net                                                                     670,402               744,787
Other assets                                                                                    29,234                29,234
                                                                                        --------------      ----------------

              Total assets                                                              $    2,396,033      $      2,773,631
                                                                                        ==============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabiliites:
       Accounts payable                                                                 $    1,647,687      $      1,850,596
       Other accrued liabilities                                                             1,025,170               863,768
       Notes payable:
         Stockholders, including $400,000 in default                                         9,476,227             7,912,378
         Other                                                                                  54,776                47,105
       Dividends payable                                                                        37,799                25,282
                                                                                        --------------      ----------------

              Total current liabilities                                                     12,241,659            10,699,129
                                                                                        --------------      ----------------
              Total liabiliites                                                             12,241,659            10,699,129
                                                                                        --------------      ----------------

Stockholders' equity:
      Convertible preferred stock, 7,000,000 shares authorized; 12,037 shares issued and outstanding in 2002 and 12,028 in 2001; $5,489,927 aggregate
         liquidation preference in 2002 and $5,392,847 in 2001                               5,489,927             5,392,847
      Common stock, $.01 par value, 50,000,000 shares authorized in 2002 and
         2001; 15,848,179 shares issued and outstanding
         in 2002 and in 2001                                                                   158,482               158,482
      Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; 112,492 shares issued and outstanding in 2002 and 2001,
         convertible into common stock on a one for one share basis                              1,125                 1,125
      Additional paid-in capital                                                           121,447,062           121,447,062
      Shares of common stock issuable pursuant to asset purchase agreement                     592,000               592,000
      Note receivable and accrued interest due from stockholder                             (4,791,915)           (4,711,915)
      Accumulated deficit                                                                 (132,742,307)         (130,805,099)
                                                                                        --------------      ----------------

              Total stockholders' equity                                                    (9,845,626)           (7,925,498)
                                                                                        --------------      ----------------

              Total liabilities and stockholders' equity                                $    2,396,033      $      2,773,631
                                                                                        ==============      ================


            See accompanying notes to unaudited financial statements.

                                   AXCESS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                            ----------------------------------------
                                                                2002                      2001
                                                                ----                      ----
Sales                                                      $   376,957                 $    537,917
Cost of sales                                                  286,994                      399,966
                                                            ----------                 -------------

                   Gross profit                                 89,963                      137,951
Expenses:
          Research and development                             610,786                      712,075
          General and administrative                           423,653                      527,364
          Selling and marketing                                461,789                      852,947
          Depreciation and amortization                        172,992                      396,183
                                                            -----------                -------------

                   Operating expenses                        1,669,220                    2,488,569
                                                            -----------                -------------

                   Loss from operations                     (1,579,257)                  (2,350,618)
Other income (expense):
          Interest expense                                    (328,354)                    (367,170)
          Interest income                                       80,000                       83,234
          Other                                                      -                          418
                                                            -----------                -------------

                   Other expense,net                          (248,354)                    (283,518)
                                                            -----------                -------------
                   Loss from operations                     (1,827,611)                  (2,634,136)
                                                            -----------                -------------

Preferred stock dividend requirements                         (109,597)                  (2,249,028)
                                                            -----------                -------------

                   Net loss applicable to common stock     $(1,937,208)                $ (4,883,164)
                                                            ===========                =============

Basic and diluted net loss per share                       $     (0.12)                $      (1.41)
                                                            ===========                =============

Weighted average shares of common stock outstanding         15,848,179                    3,473,005
                                                            ===========                =============


            See accompanying notes to unaudited financial statements.

                                   AXCESS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                              Three Months Ended
                                                                                                   March, 31
                                                                                 -------------------------------------
                                                                                           2002                2001
                                                                                           ----                ----
Cash flows from operating activities:
        Net loss                                                                     $  (1,827,611)      $  (2,634,136)
        Adjustments to reconcile net loss to net cash used
           by operating activities:
               Depreciation and amortization                                               172,992             396,183
               Amortization of financing discount and issuance costs                        68,849              90,759
               Changes in operating assets and liabilities:
                      Accounts receivable                                                  (73,985)           (181,471)
                      Inventory                                                            158,968            (298,892)
                      Prepaid expenses and other                                            90,475             (20,436)
                      Other assets                                                               -             (33,290)
                      Accounts payable                                                    (202,909)            295,370
                      Other liabilities                                                    161,402              93,059
                                                                                    --------------       -------------
                           Net cash used by operating activities                        (1,451,819)         (2,292,854)

Cash flow from investing activities:
        Capital expenditures                                                                     -             (40,736)
                                                                                    --------------       -------------
                          Net cash used by investing activities                                  -             (40,736)

Cash flow from financing activities:
        Borrowings under financing agreements                                            1,495,000           1,925,000
        Principal payments on financing agreements                                         (38,483)
        Net proceeds from issuance of common and preferred stock                                 -              22,768
                                                                                    --------------       -------------
                          Net cash provided by financing activities                      1,456,517           1,947,768
                          Net increase (decrease) in cash and cash equivalents               4,698            (385,822)
Cash and cash equivalents, beginning of period                                                   -             454,374
                                                                                    --------------       -------------
Cash and cash equivalents, end of period                                                     4,698              68,552
                                                                                    ==============       =============

Supplemental information:
        Cash paid during the year for interest                                       $           -       $       1,012
                                                                                    ==============       =============


           See accompanying notes to unaudited financial statements.

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Summary of Significant Accounting Policies

        (a) Description of Business

        AXCESS Inc. ("AXCESS" or the "Company") provides advanced security and asset management systems which locate, identify, track, monitor and protect assets. The main applications of the Company's systems are security video through closed circuit television (called CCTV), personnel and vehicle access control, and automatic asset tracking and protection. The Company provides solutions in the recently identified homeland security markets such as air and ground transportation, water treatment facilities, oil and gas, power plants, as well as in the markets for data centers, retail / convenience stores, education, healthcare, and corporate offices. AXCESS utilizes two patented and integrated technologies: network-based radio frequency identification (RFID) and tagging and streaming video. Both application and browser-based software options deliver critical real-time information tailored to each end user via the enterprise network or Internet, also providing custom alerts in the form of streaming video, e-mail, or messages delivered to wireless devices.

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

        The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners, and VennWorks LLC (formerly incuVest LLC) (collectively, the "Amphion Group"). Following the conversion of preferred stock held by the Amphion Group into common stock in 2001, the Amphion Group owns approximately 83% of the outstanding voting stock of the Company.

        (c) Inventory


Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at March 31, 2002 and December 31, 2001:

                                                   March 31,       December 31,
                                                    2002              2001
                                              ---------------   ----------------
                        Raw materials......   $      248,908    $       300,133
                        Work-in-process....            7,376             12,928
                        Finished goods.....          283,806            385,997
                                              ---------------   ----------------
                                              $      540,090    $       699,058
                                              ===============   ================

        (d) Recent Accounting Pronouncements


        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

accounting for other intangible assets beginning in the first quarter of 2002. The Company's intangible assets at December 31, 2001 will continue to be amortized after adoption of FAS 142. Accordingly, adopting FAS 142 did not have a material effect on the Company's financial condition or results of operation.

        The following table reflects the components of intellectual property:

                                                          March 31, 2002                               December 31, 2001
                                                          --------------                               -----------------
                                                                         Accumulated            Gross Carrying       Accumulated
                                            Gross Carrying Amount        Amortization               Amount           Amortization
                                          ------------------------   ---------------------   -------------------   ---------------
           Purchased video technology                  $5,087,483              $4,417,081            $5,087,483        $4,342,696
           Purchased RFID technology                    1,714,449               1,714,449             1,714,449         1,714,449
           Internally developed software                  350,337                 350,337               350,337           350,337
                                          ------------------------   ---------------------   -------------------   --------------
                                                       $7,152,269              $6,481,867            $7,152,269        $6,407,482
                                          ========================   =====================   ===================   ==============

        Amortization expense on intellectual property was $74,385 and $332,459 for the quarters ended March 31, 2002 and 2001, respectively.

        The following table sets forth the estimated amortization expense on the intellectual property for the fiscal years ended December 31:

                           2002   $297,540
                           2003    297,540
                           2004     75,322
                                 ---------
                          Total   $670,402
                                 =========


        The FASB has also recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which we did adopt January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact the accounting for intangible assets subject to amortization and property and equipment. The Company's adoption of FAS 144 did not have a significant impact on its financial condition or results of operations.

(2) Contingencies

        In Stephen L. Briggs v. AXCESS Inc., JAMS Arbitration filed on October 2, 2001, Stephen Briggs, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in contractual severance pay. In Charles Martin v. AXCESS Inc., JAMS Arbitration filed on or about October 2001, Charles Martin, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in contractual severance pay. The Company believes these cases are without merit and intends to contest these matters vigorously.

        Barth Technologies Incorporated ("BTI"), filed a lawsuit against the Company in state district court in Tarrant County, Texas on October 18, 2001. BTI was a vendor to the Company and seeks damages of $263,655 for non-payment for services and supplies provided. The Company is attempting to settle this claim, but has limited resources to do so. Other similar cases have been filed against the Company with claims aggregating $372,029. At March 31, 2002, the Company has accrued the amounts expected to be paid to settle the claims described in this paragraph.

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(3) In Process Research and Development

        During the period ended March 31, 2002, the Company spent $182,578 to complete the products purchased in the IVEX transaction. As of March 31, 2002, these products are substantially complete.

(4) Preferred Stock

         The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in four series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

                                                  Series C         Series I          Series J       Series 1999
                                                  --------         --------          --------       -----------
 Number of shares authorized ................    1,500,000            2,500             2,500             2,500

 Stated value ...............................      $ 30.20         $ 10,000          $ 10,000           $10,000

 Number of shares issued and outstanding:

         December 31, 2001 ..................       11,522              177               177               152
         March 31, 2002 .....................       11,522              180               180               155
Conversion ratio (or
     conversion price) of
     preferred shares into
     common .................................  1 to 1 into       $4.00 into        $4.00 into        $2.50 into
                                                    voting           voting        non-voting            voting
                                                    common           common            common            common
                                                     stock            stock             stock             stock
 Liquidation preference ..................... Stated value     Stated value      Stated value      Stated value
                                              plus accrued     plus accrued      plus accrued      plus accrued
                                                 dividends        dividends         dividends         dividends

 Dividend rights ............................      10% per           8% per            8% per            8% per
                                                    annum,           annum,            annum,             annum,
                                                cumulative       cumulative        cumulative        cumulative


        The Company's non-voting common stock may be converted to voting common stock at any time by the holder thereof, on a one-to-one basis.

        The holders of the Company's Series C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock at the option of the holder. There were no dividends in arrears on the Series C Convertible Preferred Stock at March 31, 2002. There were no dividends payable for Series C Preferred Stock at March 31, 2002.

        The holders of Series I Preferred Stock, Series J Preferred Stock, and Series 1999 Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock. Shares of Series I Preferred Stock and Series J Preferred Stock are convertible into shares of common stock at a conversion price of $4.00 per share. Shares of Series 1999 Preferred Stock are convertible into shares of common stock at a conversion price of $2.50 per share.

        On March 30, 2002, the Company issued (a) 3 shares of Series I Preferred Stock to holders thereof as payment in full for the $35,436 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date, (b) 3 shares of Series J Preferred Stock to holders thereof as payment in full for the $31,334 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, and (c) 3 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $30,310 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date.

                                  AXCESS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(5) Demand Notes Payable

       The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the three months ended March 31, 2002, the Company borrowed $350,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

       The Company entered into a 6.75% convertible note with VennWorks LLC dated February 14, 2002. During the three months ended March 31, 2002, the Company borrowed $400,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.

       The Company entered into a 6.75% convertible note with Amphion Ventures L.P. ("Amphion Ventures") dated February 28, 2002. During the three months ended March 31, 2002, the Company borrowed $745,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures. From April 1, 2002 through May 2, 2002 the Company borrowed an additional $510,000 under this note.

(6) Note and Interest Receivable from Stockholder

       The note receivable and related interest is due from Amphion Ventures. Interest is payable quarterly at a rate of 8% per annum. The Company has assigned all payments of principal under this note receivable to Prism Video, Inc. ("Prism") until the balance of the note receivable is paid in full or until the balance due under the note payable to Prism is paid in full, whichever occurs first. Amphion Ventures did not make its required payments under this note during 2001. Accordingly, the note receivable and accrued interest has been reclassified in the accompanying balance sheets at December 31, 2001 and March 31, 2002 as a reduction of stockholders' equity due to the Amphion Group's controlling voting interest in the Company and the uncertainty as to the timing of repayment. For the period ended March 31, 2002, the Company recorded interest income related to this note of $80,000.

(7) Common Stock Issuable Pursuant To Asset Purchase Agreement

       Effective November 30, 2001 the Company acquired certain property and equipment and the rights to certain digital video intellectual property rights from IVEX, Inc., an investee of the Amphion Group, in exchange for 148,000 shares of the Company's common stock. The shares of common stock issuable pursuant to the asset purchase agreement are expected to be issued in 2002. The aggregated purchase price of $592,000 was allocated to the property and equipment acquired and to in-process research and development.

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

         A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, difficulties in developing and marketing new products, marketing existing products, and customer acceptance of existing and new products. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company's forward-looking statements, please refer to the Company's filings with the Securities and Exchange Commission, especially "Item 1. Description of Business" (including the "Risk Factors" section of Item 1) and "Item 6. Management's Discussion and Analysis or Plan of Operation" of the Company's 2001 Annual Report on Form 10-KSB.

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

 Results of Operations
 ---------------------

 Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Sales and Gross Profit. Sales for the three months ended March 31, 2002 were $376,957 and $537,917 for the three months ended March 31, 2001, on which a gross profit of $89,963 and $137,951 was realized, respectively. The decrease in sales was due to a decrease in digital video product sales.

         Radio frequency identification (RFID) product sales were $196,889 for the three months ended March 31, 2002 and $193,725 for the three months ended March 31, 2001. Cost of sales were $151,647 for the three months ended March 31, 2002 and $150,429 for the three months ended March 31, 2001. As a result, gross profits from RFID products were $45,242 for the three months ended March 31, 2002 and $43,296 for the three months ended March 31, 2001.

         Digital video product sales were $180,068 for the three months ended March 31, 2002 and $344,192 for the three months ended March 31, 2001. This decrease was due to a backlog of video products that the Company expects to deliver in the second quarter of 2002. Cost of sales were $135,347 for the three months ended March 31, 2002 and $249,537 for the three months ended March 31, 2001. As a result, gross profits from digital video products were $44,721 for the three months ended March 31, 2002 and $94,655 for the three months ended March 31, 2001.

         Operating Expenses. Operating expenses were $1,669,220 for the three months ended March 31, 2002 and $2,488,569 for the three months ended March 31, 2001. This decrease was due to an decrease in research and development in connection with new products and selling and marketing expenses.

         Research and development expenses were $610,786 for the three months ended March 31, 2002 and $712,075 for the three months ended March 31, 2001. This decrease is a result of limited cash flow to finance new and existing research and development efforts.

         Corporate general and administrative expenses were $423,653 for the three months ended March 31, 2002 and $527,364 for the three months ended March 31, 2001. This decrease can be attributed to a reduction in head count for the three months ending March 31, 2001 compared to the three months ending March 31, 2002.

         Selling and marketing expenses were $461,789 for the three months ended March 31, 2002 and $852,947 for the three months ended March 31, 2001. This decrease was due to an decrease in selling and marketing expenses associated with new products and industries. In the three months ending March 31, 2001 the Company increased its advertising and marketing expenses to expand product awareness beyond the security industry. This spending was reduced in the three months ending March 31, 2002.

        Depreciation and amortization expenses were $172,992 for the three months ended March 31, 2002 and $396,183 for the three months ended March 31, 2001. The decrease is related to the reduction in the intellectual property balance as a result of an asset impariment charge of $2,797,063 taken in the three months ended December 31, 2001.

        Other expenses, net. Other expenses, net, was $248,354 for the three months ended March 31, 2002, compared to $283,518 for the three months ended March 31, 2001. Interest income was $3,234 lower during the three months ended March 31, 2002, compared to the three months ended March 31, 2001. Interest expense was $38,816 lower in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, reflecting a decrease in the average interest rate of the outstanding balance of notes payable in 2002.

        Loss from Operations. Loss from operations was $1,827,611 for the three months ended March 31, 2002, compared to a loss of $2,634,136 for the same period in 2001.

        Preferred Stock dividend requirements. Preferred Stock dividend requirements were $109,597 for the three months ended March 31, 2002 and $2,249,028 for the three months ended March 31, 2001. This decrease was due to the conversions of shares of preferred stock into common stock during the last quarter of 2001.

 Liquidity and Capital Resources

        Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and, more recently, convertible debt and demand notes from stockholders to meet its working capital needs.

        The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the three months ended March 31, 2002, the Company borrowed $350,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

        The Company entered into a 6.75% convertible note with VennWorks LLC dated February 14, 2002. During the three months ended March 31, 2002, the Company borrowed $400,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.

        The Company entered into a 6.75% convertible note with Amphion Ventures dated February 28, 2002. During the three months ended March 31, 2002, the Company borrowed $745,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures. From April 1, 2002 through May 2, 2002 the Company borrowed an additional $510,000 under this note.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Barth Technologies Incorporated ("BTI"), filed a lawsuit against the Company in state district court in Tarrant County, Texas on October 18, 2001. BTI was a vendor to the Company and seeks damages of $263,655 for non-payment for services and supplies provided. The Company is attempting to settle this claim, but has limited resources to do. Other similar cases have been filed against the Company with claims aggregating $372,029. At March 31, 2002, the Company has accrued the amounts expected to be paid to settle the claims described in this paragraph.

Item 2. Changes in Securities.

        During the first quarter of 2002, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Dividends

        The holders of the Company's Series C Preferred Stock are entitled to received quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock at the option of the holder. There were no dividends in arrears on the Series C Convertible Preferred Stock at March 31, 2002. There were no dividends payable for Series C Preferred Stock at March 31, 2002.

        The holders of Series I Preferred Stock, Series J Preferred Stock, and Series 1999 Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company's board of directors, in cash or additional shares of preferred stock. On March 30, 2002, the Company issued (a) 3 shares of Series I Preferred Stock to holders thereof as payment in full for the $35,436 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date, (b) 3 shares of Series J Preferred Stock to holders thereof as payment in full for the $31,334 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, and (c) 3 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $30,310 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date.

Preferred Stock Conversion Terms

        Each share of Series C Convertible Preferred Stock is convertible at the option of the holders into voting common stock on a share-for-share basis. The Company may redeem the Series C Convertible Preferred Stock at any time at the $30.20 stated value, plus accrued dividends, subject to the stock holder's right to convert to voting common stock for 10 business days following receipt of the Company's notice of redemption.

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

        Each share of Series 1999 is convertible in whole or in part at any time at the option of the holder into a number of shares of non-voting common stock of the Company, as the case may be, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $2.50. The Series 1999 Preferred Stock is subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the $10,000 stated value, plus any accrued, but unpaid dividends thereon. The Company's optional right of redemption is subject to each Series 1999 Preferred Stock holder's right to convert such preferred stock into non-voting common stock, as the case may be, within 10 business days after the Company's notice of redemption.

        The Series 1999 Preferred Stock is also subject to the mandatory conversion by the Company into shares of the Company's non-voting common stock, as the case may be, if (a) the closing bid price of the Company's common stock on the NASDAQ SmallCap Market is at least $7.50 per share for a period of at least 20 consecutive trading days and (b) the trading volume of the common stock on the NASDAQ SmallCap Market is at least 50,000 shares per day as measured by NASDAQ during each of such 20 consecutive trading days.

Common Stock Issuable Pursuant To Asset Purchase Agreement

        Effective November 30, 2001 the Company acquired certain property and equipment and the rights to certain digital video intellectual property rights from IVEX, Inc., an investee of the Amphion Group, in exchange for 148,000 shares of the Company's common stock. The shares of common stock issuable pursuant to the asset purchase agreement are expected to be issued in 2002. The aggregated purchase price of $592,000 was allocated to the property and equipment acquired and to in-process research and development.

Note Borrowings

        The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the three months ended March 31, 2002, the Company borrowed $350,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

        The Company entered into a 6.75% convertible note with VennWorks LLC dated February 14, 2002. During the three months ended March 31, 2002, the Company borrowed $400,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.

        The Company entered into a 6.75% convertible note with Amphion Ventures dated February 28, 2002. During the three months ended March 31, 2002, the Company borrowed $745,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures. From April 1, 2002 through May 2, 2002 the Company borrowed an additional $510,000 under this note.

Item 3. Defaults Upon Senior Securities.

        On December 14, 2000, J. P. Morgan Investment Corporation, a stockholder of the Company, agreed with the Company to extend the maturity date of the $400,000 balance remaining under a note purchase agreement originally due December 31, 1999 by one year. The balance of the indebtedness under the senior notes issued under the note purchase agreement will be due in full by the Company on December 14, 2001. The Company issued warrants to purchase 8,000 shares of Common Stock for $5.00 in consideration for extending the term of this indebtedness. The warrants were valued at $13,600, which was amortized to interest expense over the term of the loan. The balance of the indebtedness under the senior notes issued under the note purchase agreement was due in full by the Company on December 14, 2001 and, as of March 31, 2002, this note is in default. The Company is negotiating with J.P. Morgan Investment Corporation to extend the term of the notes.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits:

        Exhibit No.        Description
        -----------        -----------

           10.1 Demand Note dated as of January 25, 2002, executed by the Company payable to Amphion Investments, LLC in the principal amount of $200,000 (plus additional amounts shown on the schedule of advances to the note).*

           10.2 Demand Note dated as of February 14, 2002, executed by the Company payable to VennWorks, LLC in the principal amount of $150,000 (plus additional amounts shown on the schedule of advances to the note).*

           10.3 Demand Note dated as of February 28, 2002, executed by the Company payable to Amphion Ventures, LP in the principal amount of $150,000 (plus additional amounts shown on the schedule of advances to the note).*

        __________________
         *Filed herewith.


        (b) Reports on Form 8-K:

                  On February 20, 2002, the Company filed a Current Report on Form 8-K (Item 5) to report the conversion by Amphion Ventures, L.P. and VennWorks LLC of various series of the Company's preferred stock into shares of the Company's common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AXCESS INC.,
                           Registrant

                           /S/ ALLAN GRIEBENOW
                           ----------------------------------------
                           Allan Griebenow Director, President and
                           Chief Executive Officer (Principal Executive Officer)

                           /S/ ALLAN L. FRANK
                           ----------------------------------------
                           Allan L. Frank
                           Chief Financial Officer and Secretary
                           (Principal Accounting and Financial Officer)

May 15, 2002