Form 10QSB
period 2002-06-30
AXCESS INC/TX
filed 2002-08-14
CIK 710597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes ☒ No ☐

Number of shares of common stock outstanding on August 13, 2002: 15,960,671.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AXCESS INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$112,848	$—
Accounts receivable - trade, net of allowance for doubtful accounts	392,586	158,279
Inventory	374,373	699,058
Prepaid expenses and other	271,768	623,224

Total current assets	1,151,575	1,480,561

Property, plant and equipment, net	353,419	519,049
Intellectual property, net	596,196	744,787
Other assets	29,384	29,234

Total assets	$2,130,574	$2,773,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabiliites:
Accounts payable	$1,633,580	$1,850,596
Other accrued liabilities	1,564,422	863,768
Notes payable:
Stockholders	10,000,227	7,912,378
Other	30,129	47,105
Dividends payable	50,453	25,282
Total current liabilities	13,278,811	10,699,129

Note payable to stockholder	400,000

Total liabiliites	13,678,811	10,699,129

Stockholders’ equity (deficit):
Convertible preferred stock, 7,000,000 shares authorized; 12,046 shares issued and outstanding in 2002 and 12,028 in 2001; $5,590,050 aggregate liquidation preference in 2002 and $5,392,847 in 2001	5,590,050	5,392,847
Common stock, $.01 par value, 50,000,000 shares authorized in 2002 and 2001; 15,848,179 shares issued and outstanding in 2002 and in 2001	158,482	158,482
Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; 112,492 shares issued and outstanding in 2002 and 2001, convertible into common stock on a one for one share basis	1,125	1,125
Additional paid-in capital	121,456,262	121,447,062
Shares of common stock issuable pursuant to asset purchase agreement	592,000	592,000
Note receivable and accrued interest due from stockholder	(4,872,804)	(4,711,915)
Accumulated deficit	(134,473,352)	(130,805,099)

Total stockholders’ equity (deficit)	(11,548,237)	(7,925,498)

Total liabilities and stockholders’ equity (deficit)	$2,130,574	$2,773,631

See accompanying notes to unaudited financial statements.

AXCESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Sales	$407,695	$1,169,645	$784,652	$1,707,562
Cost of sales	341,579	819,774	628,573	1,219,740

Gross profit	66,116	349,871	156,079	487,822
Expenses:
Research and development	517,280	600,691	1,140,878	1,330,621
General and administrative	464,244	517,579	875,085	1,027,089
Selling and marketing	354,884	743,282	816,673	1,596,228
Depreciation and amortization	141,229	389,872	314,221	786,055

Operating expenses	1,477,637	2,251,424	3,146,857	4,739,993

Loss from operations	(1,411,521)	(1,901,553)	(2,990,778)	(4,252,171)
Other income (expense):
Interest expense	(286,640)	(352,800)	(614,994)	(719,970)
Interest income	80,889	81,138	160,889	164,372
Other	(998)	(126)	(998)	293

Other expense, net	(206,749)	(271,788)	(455,103)	(555,305)

Loss from operations	(1,618,270)	(2,173,341)	(3,445,881)	(4,807,476)

Preferred stock dividend requirements	(112,777)	(1,630,892)	(222,374)	(3,879,920)

Net loss applicable to common stock	$(1,731,047)	$(3,804,233)	$(3,668,255)	$(8,687,396)

Basic and diluted net loss per share	$(0.11)	$(1.09)	$(0.23)	$(2.49)

Weighted average shares of common stock outstanding	15,848,179	3,493,404	15,848,179	3,483,261

See accompanying notes to unaudited financial statements.

AXCESS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(3,445,881)	$(4,807,476)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	314,221	786,055
Amortization of financing discount and issuance costs	68,849	176,244
Changes in operating assets and liabilities:
Accounts receivable	(234,307)	(796,923)
Inventory	324,685	(34,381)
Prepaid expenses and other	245,922	68,762
Other assets	(150)	(69,561)
Accounts payable	(217,016)	828,735
Other liabilities	700,655	348,862
Net cash used by operating activities	(2,243,022)	(3,499,683)

Cash flow from investing activities:
Capital expenditures	—	(50,489)
Net cash used by investing activities	—	(50,489)

Cash flow from financing activities:
Borrowings under financing agreements	2,419,000	2,995,000
Principal payments on financing agreements	(63,130)	—
Net proceeds from issuance of common and preferred stock	—	100,798
Net cash provided by financing activities	2,355,870	3,095,798

Net increase (decrease) in cash and cash equivalents	112,848	(454,374)
Cash and cash equivalents, beginning of period	—	454,374
Cash and cash equivalents, end of period	112,848	—

Supplemental information:
Cash paid during the year for interest	$—	$1,391

See accompanying notes to unaudited financial statements.

AXCESS
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Summary of Significant Accounting Policies

(a) Description of Business

AXCESS Inc. (“AXCESS” or the “Company”) provides advanced security and asset management systems which locate, identify, track, monitor and protect assets. The main applications of the Company’s systems are security video through closed circuit television (called CCTV), personnel and vehicle access control, and automatic asset tracking and protection. The Company provides solutions in the recently identified homeland security markets such as air and ground transportation, water treatment facilities, oil and gas, power plants, as well as in the markets for data centers, retail / convenience stores, education, healthcare, and corporate offices. AXCESS utilizes two patented and integrated technologies: network-based radio frequency identification (RFID) and tagging and streaming video.  Both application and browser-based software options deliver critical real-time information tailored to each end user via the enterprise network or Internet, also providing custom alerts in the form of streaming video, e-mail, or messages delivered to wireless devices.

The Company’s business plan for 2002 is predicated principally upon the successful marketing of its RFID and digital video products. During 2001, operating activities utilized approximately $5.0 million of cash.  On July 30, 2002 the Company raised $1 million for additional working capital. However, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2002.

The future results of operations and financial condition of the Company will be impacted by the following factors, among others: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals.

If the Company’s losses continue, the Company will have to obtain funds to meet its cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or the Company may be required to curtail its operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

(b) Company Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform with the 2001 presentation.

The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners, and VennWorks LLC (formerly incuVest LLC) (collectively, the “Amphion Group”). Following the conversion of preferred stock held by the Amphion Group into common stock in 2001, the Amphion Group owns approximately 83% of the outstanding voting stock of the Company.  The Company has also received working capital through a bridge financing from several accredited investors.

(c) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
Raw materials	$190,973	$300,133
Work-in-process	3,631	12,928
Finished goods	179,769	385,997
	$374,373	$699,058

(d) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, (“FAS 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for other intangible assets beginning in the first quarter of 2002. The Company’s intangible assets at December 31, 2001 will continue to be amortized after adoption of FAS 142. Accordingly, adopting FAS 142 did not have a material effect on the Company’s financial condition or results of operation.

The following table reflects the components of intellectual property:

	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased video technology	$5,087,483	$4,491,287	$5,087,483	$4,342,696
Purchased RFID technology	1,714,449	1,714,449	1,714,449	1,714,449
Internally developed software	350,337	350,337	350,337	350,337
	$7,152,269	$6,556,073	$7,152,269	$6,407,482

Amortization expense on intellectual property was $148,591 and $332,459 for the six months ended June 30, 2002 and 2001, respectively.  Amortization expense on intellectual property was $74,385 and $332,459 for the three months ended March 31, 2002 and 2002, respectively.

The following table sets forth the estimated amortization expense on the intellectual property for the fiscal years ended December 31:

2002	$371,925
2003	297,540
2004	75,322
Total	$744,787

The FASB has also recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), which we did adopt January 1, 2002. The FASB’s new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“FAS 121”). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact the accounting for intangible assets subject to amortization and property and equipment. The Company’s adoption of FAS 144 did not have a significant impact on its financial condition or results of operations.

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

Barth Technologies Incorporated (“BTI”), filed a lawsuit against the Company in state district court in Tarrant County, Texas on October 18, 2001. BTI was a vendor to the Company and seeks damages of $263,655 for non-payment for services and supplies provided. The Company is attempting to settle this claim, but has limited resources to do. Other similar cases have been filed against the Company with claims aggregating $433,356. At June 30, 2002, the Company has accrued the amounts expected to be paid to settle the claims described in this paragraph.

(3) In Process Research and Development

During the period ended June 30, 2002, the Company spent $182,578 to complete the products purchased in the IVEX transaction.  The IVEX transaction is explained in greater detail in Note 7 "Common Stock Issuable Pursuant to Asset Purchase Agreement" below.  As of June 30, 2002, these products are substantially complete.

(4) Preferred Stock

The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in four series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series C	Series I	Series J	Series 1999
Number of shares authorized	1,500,000	2,500	2,500	2,500

Stated value	$30.20	$10,000	$10,000	$10,000

Number of shares issued and outstanding:
December 31, 2001	11,522	177	177	152
June 30, 2002	11,522	183	183	158

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	$ 4.00 into voting common stock	$ 4.00 into non-voting common stock	$ 21.50 into voting common stock

Liquidation preference	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends

Dividend rights	10% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative

The Company’s non-voting common stock may be converted to voting common stock at any time by the holder thereof, on a one-to-one basis.

The holders of the Company’s Series C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock at the option of the holder. There were no dividends in arrears on the Series C Convertible Preferred Stock at June 30, 2002. There were no dividends payable for Series C Preferred Stock at June 30, 2002.

The holders of Series I Preferred Stock, Series J Preferred Stock, and Series 1999 Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock.   Shares of Series I Preferred Stock and Series J Preferred Stock are convertible into shares of common stock at a conversion price of $4.00 per share.  Shares of Series 1999 Preferred Stock are convertible into shares of common stock at a conversion price of $2.51 per share.

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

On June 30, 2002, the Company issued (a) 3 shares of Series I Preferred Stock to holders thereof as payment in full for the $36,548 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date, (b) 3 shares of Series J Preferred Stock to holders thereof as payment in full for the $32,315 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date,  and (c) 3 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $31,260 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date.

On July 25, 2002 the Company received notice from J.P. Morgan Investment Corporation, a current stockholder of the Company, to convert 52 shares of Series I Preferred Stock into a 207,171 fully-paid and non-assessable shares of voting Common Stock of the Company.  The 52 shares have a stated value of $10,000 per share and shall be converted at $2.51 per share.

(5) Notes Payable to Stockholders

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the six months ended June 30, 2002, the Company borrowed $350,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

The Company entered into a 6.75% convertible note with VennWorks LLC dated February 14, 2002. During the six months ended June 30, 2002, the Company borrowed $814,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.

The Company entered into a 6.75% convertible note with Amphion Ventures L.P. (“Amphion Ventures”)  dated February 28, 2002. During the six months ended June 30, 2002, the Company borrowed $1,255,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures.

On June 27, 2002, J.P. Morgan Investment Corporation, a stockholder of the Company, agreed with the Company to extend the maturity of the $400,000 balance remaining under a note purchase agreement originally due December 31, 1999 until December 31, 2003.  The Company issued warrants to J.P. Morgan Investment Corporation to purchase 10,000 shares of Common Stock for $3.00 per share in consideration for extending the term of this indebtedness.  Using the Black Scholes option-pricing model calculation, the warrants are valued at $9,200, which will be amortized to interest expense over the term of the loan.  The warrants are exercisable at any time on or prior to December 31, 2003.  The number of shares of Common Stock and the exercise price are subject to adjustment as provided in the warrants. J.P. Morgan Investment Corporation may transfer the warrants at its option.

On April 12, 2002, the Company issued a senior promissory note to J.P. Morgan Investment Corporation in the amount of $400,000, at an annual interest rate of 6.64%, with a maturity date of December 31, 2003.  This note was given to J.P. Morgan Investment Corporation in extension and partial renewal of the original note issued pursuant to the note purchase agreement.  The Company may prepay this note at any time at its option.  If the Company or any of its subsidiaries completes (i) an equity or long-term debt financing, (ii) a sale of assets outside the ordinary course of business, (iii) a sale-leaseback or similar financing, or (iv) a joint venture or other strategic partnership, and such transaction results in cash proceeds to the Company in excess of $5 million, then a portion of the amount of such proceeds in excess of $5 million shall be applied to prepay the note.

(6) Note and Interest Receivable from Stockholder

A note receivable and related interest is due from Amphion Ventures. Interest is due at 8% per annum, payable quarterly. The Company has assigned all payments of principal under this note receivable to Prism Video, Inc. (“Prism”) until the balance of the note receivable is paid in full or until the balance due under the note payable to Prism is paid in full, whichever occurs first. Amphion Ventures did not make its required payments under this note during 2001. Accordingly, the note receivable and accrued interest has been reclassified in the accompanying balance sheets at December 31, 2001 and June 30, 2002 as a reduction of stockholders’ equity due to the Amphion Group’s controlling voting interest in the Company and the uncertainty as to the timing of repayment.  For the period ended June 30, 2002, the Company recorded interest income related to this note of $160,889.

(7) Common Stock Issuable Pursuant To Asset Purchase Agreement

Effective November 30, 2001 the Company acquired certain property and equipment and the rights to certain digital video intellectual property rights from IVEX, Inc., an investee of the Amphion Group, in exchange for 148,000 shares of the Company’s common stock. The shares of common stock issuable pursuant to the asset purchase agreement are expected to be issued in 2002. The aggregated purchase price of $592,000 was allocated to the property and equipment acquired and to in-process research and development.

(8) Bridge Financing

On July 30, 2002, the Company entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 10 “units” to the investors for an aggregate purchase price of $1,000,000.  Each unit consists of a convertible promissory note in the amount of $100,000 and 25,000 unregistered shares of the Company’s common stock.

Pursuant to the bridge financing agreement, the Company is required to use reasonable efforts to register the shares of common stock comprising the units within 60 days after the execution of the bridge financing agreement, or as soon as practicable thereafter.  Upon registration of the common stock, each investor may not sell more than one-third of the common stock comprising the units during any calendar month.  The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on July 30, 2005.  On each of July 30, 2003, July 30, 2004 and July 30, 2005, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company.  The conversion price of the notes is initially 65% of the average closing price of a share of the Company's common stock for the 20 trading days preceding the given anniversary date of the notes.  The maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share.  The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company's shares of common stock.  The notes may be prepaid in whole or in part by the Company without premium or penalty.

(9) Significant Customers

                During the three months ended June 30, 2002 the Company had two clients that accounted for 41% of the Company's overall revenue and 55% of the digital video product sales. During that same period the Company had one customer account for 15% of the RFID product sales.

                During the six months ended June 30, 2002 the Company had two clients that accounted for 32% of the Company's overall revenue and 40% of the digital video product sales.  During that same period the Company had one customer account for 22% of the RFID product sales.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This quarterly report on Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as, “may,” “expect,” “could,” “plan,” “seek,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.

These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements and are made pursuant to the “safe-harbor” provisions of the Private Securites Litigation Reform Act of 1995.  These statements are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management.

A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company's product, and the ability of the Company to meet its stated business goals.  For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially  “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2001 Annual Report on Form 10-KSB.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company does not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Sales and Gross Profit. Sales for the three months ended June 30, 2002 were $407,695 and $1,169,645 for the three months ended June 30, 2001, on which a gross profit of $66,116 and $349,871 was realized, respectively.  Sales and gross profit for the three months ended June 30, 2001 reflect a large single video system sale in the retail/convenience store market that did not recur in 2002.  For the three months ended June 30, 2002 two customers accounted for 41% of the overall revenue.

Radio frequency identification (RFID) product sales were $141,959 for the three months ended June 30, 2002 and $249,011 for the three months ended June 30, 2001. Cost of sales were $129,208 for the three months ended June 30, 2002 and $179,521 for the three months ended June 30, 2001. As a result, gross profits from RFID products were $12,751 for the three months ended June 30, 2002 and $69,490 for the three months ended June 30, 2001.  For the three months ended June 30, 2002 one customer accounted for 15% of the RFID product sales.

Digital video product sales were $265,736 for the three months ended June 30, 2002 and $920,634 for the three months ended June 30, 2001. Digital video product sales for the three months ended June 30, 2001 reflect a large single video system sale in the retail/convenience store market that did not recur in 2002.  Cost of sales were $212,372 for the three months ended June 30, 2002 and $640,253 for the three months ended June 30, 2001. As a result, gross profits from digital video products were $53,364 for the three months ended June 30, 2002 and $280,381 for the three months ended June 30, 2001.  For the three months ended June 30, 2002 two customers accounted for 55% of digital video product sales.

Operating Expenses. Operating expenses were $1,477,637 for the three months ended June 30, 2002 and $2,251,424 for the three months ended June 30, 2001.  The Company reduced staff, scaled back advertising and lowered research and development expenditures resulting in a 39% decrease in operating expenses.

Research and development expenses were $517,280 for the three months ended June 30, 2002 and $600,691 for the three months ended June 30, 2001.  This decrease is a result of limited cash flow to finance new and existing research and development efforts.

Corporate general and administrative expenses were $464,244 for the three months ended June 30, 2002 and $517,579 for the three months ended June 30, 2001.  This decrease can be attributed to a reduction in headcount for the three months ended June 30, 2002 compared to the three months ending June 30, 2001.

Selling and marketing expenses were $354,884 for the three months ended June 30, 2002 and $743,282 for the three months ended June 30, 2001. The Company has altered its focus from direct selling to focus on the indirect sales channel and has drastically reduced its marketing budget.

Depreciation and amortization expenses were $141,229 for the three months ended June 30, 2002 compared to $389,872 for the three months ended June 30, 2001.  The decrease is related to the reduction in the intellectual property balance as a result of an asset impairment charge of $2,797,063 taken in the three months ended December 31, 2001.

Other expenses, net. Other expenses, net, were $206,749 for the three months ended June 30, 2002 compared to $271,788 for the three months ended June 30, 2001. Interest expense was $66,160 lower in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, reflecting a decrease in the average interest rate of notes payable in 2002 offset slighlty by the increased amount of the notes payable.

Loss from Continuing Operations. Loss from continuing operations was $1,586,770 for the three months ended June 30, 2002 compared to $2,173,341 for the three months ended June 30, 2001, a reduction of $681,261 or 30%.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $112,777 for the three months ended June 30, 2002 and $1,630,892 for the three months ended June 30, 2001.  The decrease was due to the conversion of shares of preferred stock into common stock during the last quarter of 2001.

Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Sales and Gross Profit. Sales for the six months ended June 30, 2002 were $784,652 and $1,707,562 for the six months ended June 30, 2001, on which a gross profit of $156,079 and $487,822 were realized, respectively. Sales and Gross profits for the six months ended June 30, 2001 reflect a large single video system sale in the retail/convenience store market that did not recur in 2002.  For the six months ended June 30, 2002 two customers accounted for 32% of the overall revenue.

Radio frequency identification (RFID) product sales were $338,848 for the six months ended June 30, 2002 and $442,736 for the six months ended June 30, 2001. Cost of sales were $280,855 for the six months ended June 30, 2002 and $329,950 for the six months ended June 30, 2001. As a result, gross profits from RFID products were $57,993 for the six months ended June 30, 2002 and $112,786 for the six months ended June 30, 2001.  For the six months ended June 30, 2002 one customer accounted for 22% of the RFID product sales.

Digital video product sales were $445,804 for the six months ended June 30, 2002 and $1,264,826 for the six months ended June 30, 2001.  Digital video product sales for the six months ended June 30, 2001 reflect a large single video system sale in the retail/convenience store market that did not recur in 2002.  Cost of sales were $347,719 for the six months ended June 30, 2002 and $889,790 for the six months ended June 30, 2001. As a result, gross profits from digital video products were $98,085 for the six months ended June 30, 2002 and $375,036 for the six months ended June 30, 2001.  For the six months ended June 30, 2002 two customers accounted for 40% of the digital video product sales.

Operating Expenses. Operating expenses were $3,146,857 for the six months ended June 30, 2002 and $4,739,993 for the six months ended June 30, 2001. The Company further reduced staff and scaled back advertising and marketing expenses in the three months ended June 30, 2002.

Research and development expenses were $1,140,878 for the six months ended June 30, 2002 and $1,330,621 for the six months ended June 30, 2001.  This decrease is a result of limited cash flow to finance new and existing research and development efforts.

Corporate general and administrative expenses were $875,085 for the six months ended June 30, 2002 and $1,027,089 for the six months ended June 30, 2001.  This decrease can be attributed to a reduction in head count for the three months ended June 30, 2002 compared to three months ended June 30, 2001.

Selling and marketing expenses were $816,673 for the six months ended June 30, 2002 and $1,596,228 for the six months ended June 30, 2001.  The Company has narrowed its advertising focus during 2002 to concentrate on the indirect sales channel and control expenses.

Depreciation and amortization were $314,221 for the six months ended June 30, 2002 compared to $786,055 for the six months ended June 30, 2001. The decrease is related to the reduction in the intellectual property balance as a result of an asset impairment charge of $2,797,063 taken in the three months ended December 31, 2001.

Other expenses, net. Other expenses, net, was $455,103 for the six months ended June 30, 2002 compared to $555,305 for the six months ended June 30, 2001.  Interest expense was $104,976 lower in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, reflecting the lower interest rate offset by the increased outstanding balance of notes payable in 2001.

Loss from Continuing Operations. Loss from continuing operations was $3,414,381 for the six months ended June 30, 2001, compared to a loss of $4,807,476 for the same period in 2000.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $222,374 for the six months ended June 30, 2002 and $3,879,920 for the six months ended June 30, 2001. The decrease was due primarily to the conversion of shares of preferred stock into Common Stock during the last quarter of 2001.

Liquidity and Capital Resources

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and, more recently, convertible debt and demand notes from stockholders to meet its working capital needs.

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the six months ended June 30, 2002, the Company borrowed $350,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

The Company entered into a 6.75% convertible note with VennWorks LLC dated February 14, 2002. During the six months ended June 30, 2002, the Company borrowed $814,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.

The Company entered into a 6.75% convertible note with Amphion Ventures dated February 28, 2002. During the six months ended June 30, 2002, the Company borrowed $1,255,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures.

On June 27, 2002, J.P. Morgan Investment Corporation, a stockholder of the Company, agreed with the Company to extend the maturity of the $400,000 balance remaining under a note purchase agreement originally due December 31, 1999 until December 31, 2003.  The Company issued warrants to J.P. Morgan Investment Corporation to purchase 10,000 shares of Common Stock for $3.00 per share in consideration for extending the term of this indebtedness.  Using the Black Scholes option-pricing model calculation, the warrants are valued at $9,200, which will be amortized to interest expense over the term of the loan.  The warrants are exercisable at any time on or prior to December 31, 2003.  The number of shares of Common Stock and the exercise price are subject to adjustment as provided in the warrants. J.P. Morgan Investment Corporation may transfer the warrants at its option.

On April 12, 2002, the Company issued a senior promissory note to J.P. Morgan Investment Corporation in the amount of $400,000, at an annual interest rate of 6.64%, with a maturity date of December 31, 2003.  This note was given to J.P. Morgan Investment Corporation in extension and partial renewal of the original note issued pursuant to the note purchase agreement.  The Company may prepay this note at any time at its option.  If the Company or any of its subsidiaries completes (i) an equity or long-term debt financing, (ii) a sale of assets outside the ordinary course of business, (iii) a sale-leaseback or similar financing, or (iv) a joint venture or other strategic partnership, and such transaction results in cash proceeds to the Company in excess of $5 million, then a portion of the amount of such proceeds in excess of $5 million shall be applied to prepay the note.

On July 30, 2002, the Company entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 10 “units” to the investors for an aggregate purchase price of $1,000,000.  Each unit consists of a convertible promissory note in the amount of $100,000 and 25,000 unregistered shares of the Company’s common stock.

Pursuant to the bridge financing agreement, the Company is required to use reasonable efforts to register the shares of common stock comprising the units within 60 days after the execution of the bridge financing agreement, or as soon as practicable thereafter.  Upon registration of the common stock, each investor may not sell more than one-third of the common stock comprising the units during any calendar month.  The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on July 30, 2005.  On each of July 30, 2003, July 30, 2004 and July 30, 2005, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company.  The conversion price of the notes is initially 65% of the average closing price of a share of the Company's common stock for the 20 trading days preceding the given anniversary date of the notes.  The maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share.  The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company's shares of common stock.  The notes may be prepaid in whole or in part by the Company without premium or penalty.

The Company’s business plan for 2002 is predicated principally upon the successful marketing of its RFID and digital video products. During 2001, operating activities utilized approximately $5.0 million of cash. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2002.

The Company’s working capital requirements will depend upon many factors, including the extent and timing of the Company’s product sales, the Company’s operating results, the status of competitive products, and actual expenditures and revenues compared to its business plan. The Company is currently experiencing declining liquidity, including negative working capital balances, losses from operations and negative cash flows, which makes it difficult for the Company to meet its current cash requirements, including payments to vendors, and may jeopardize the Company’s ability to continue as a going concern. The Company intends to address its liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.

If the Company’s losses continue, the Company will have to obtain funds to meet its cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or the Company may be required to curtail its operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

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

Barth Technologies Incorporated (“BTI”), filed a lawsuit against the Company in state district court in Tarrant County, Texas on October 18, 2001. BTI was a vendor to the Company and seeks damages of $263,655 for non-payment for services and supplies provided. The Company is attempting to settle this claim, but has limited resources to do. Other similar cases have been filed against the Company with claims aggregating $433,356. At June 30, 2002, the Company has accrued the amounts expected to be paid to settle the claims described in this paragraph.

Both of these matters were previously reported on the Company’s Form 10-QSB for the quarterly period ended March 31, 2002.

Item 2. Changes in Securities.

During the three months ended June 30, 2002, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Dividends

The holders of the Company’s Series C Preferred Stock are entitled to received quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock at the option of the holder. There were no dividends in arrears on the Series C Convertible Preferred Stock at June 30, 2002. There were no dividends payable for Series C Preferred Stock at June 30, 2002.

The holders of Series I Preferred Stock, Series J Preferred Stock, and Series 1999 Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock.  On June 30, 2002, the Company issued (a) 3 shares of Series I Preferred Stock to holders thereof as payment in full for the $36,548 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date, (b) 3 shares of Series J Preferred Stock to holders thereof as payment in full for the $32,315 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, and (c) 3 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $31,260 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date.

Preferred Stock Conversion Terms

Each share of Series C Convertible Preferred Stock is convertible at the option of the holders into voting common stock on a share-for-share basis. The Company may redeem the Series C Convertible Preferred Stock at any time at the $30.20 stated value, plus accrued dividends, subject to the stock holder’s right to convert to voting common stock for 10 business days following receipt of the Company’s notice of redemption.

Each share of Series I Preferred Stock and Series J Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of voting or non-voting common stock of the Company, respectively, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $4.00 per share. The Series I Preferred Stock and the Series J Preferred Stock are both subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the $10,000 stated value, plus any accrued, but unpaid dividends thereon. The Company’s optional right of redemption is subject to each Series I Preferred Stock or Series J Preferred Stock holder’s right to convert such preferred stock into voting or non-voting common stock, as the case may be, within 10 business days after the Company’s notice of redemption.  The Series I Preferred Stock and the Series J Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company’s voting or non-voting common stock, as the case may be, if the closing bid price of the Company’s common stock on the NASDAQ SmallCap Market is at least $10.00 per share for a period of at least 90 consecutive trading days.

Each share of Series 1999 is convertible in whole or in part at any time at the option of the holder into a number of shares of non-voting common stock of the Company, as the case may be, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $2.50.  The Series 1999 Preferred Stock is subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the $10,000 stated value, plus any accrued, but unpaid dividends thereon. The Company’s optional right of redemption is subject to each Series 1999 Preferred Stock holder’s right to convert such preferred stock into non-voting common stock, as the case may be, within 10 business days after the Company’s notice of redemption.

The Series 1999 Preferred Stock is also subject to the mandatory conversion by the Company into shares of the Company’s non-voting common stock, as the case may be, if (a) the closing bid price of the Company’s common stock on the NASDAQ SmallCap Market is at least $7.50 per share for a period of at least 20 consecutive trading days and (b) the trading volume of the common stock on the NASDAQ SmallCap Market is at least 50,000 shares per day as measured by NASDAQ during each of such 20 consecutive trading days.

Common Stock Issuable Pursuant To Asset Purchase Agreement

Pursuant to an asset purchase agreement, effective November 30, 2001 the Company acquired certain property and equipment and the rights to certain digital video intellectual property rights from IVEX, Inc., an investee of the Amphion Group, in exchange for 148,000 shares of the Company’s common stock. The Company expects to issue these shares of common stock by September 30, 2002. The aggregated purchase price of $592,000 was allocated to the property and equipment acquired and to in-process research and development.

Note Borrowings

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the six months ended June 30, 2002, the Company borrowed $350,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

The Company entered into a 6.75% convertible note with VennWorks LLC dated February 14, 2002. During the six months ended June 30, 2002, the Company borrowed $814,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.

The Company entered into a 6.75% convertible note with Amphion Ventures L.P. (“Amphion Ventures”)  dated February 28, 2002. During the six months ended June 30, 2002, the Company borrowed $1,255,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures.

On June 27, 2002, J.P. Morgan Investment Corporation, a stockholder of the Company, agreed with the Company to extend the maturity of the $400,000 balance remaining under a note purchase agreement originally due December 31, 1999 until December 31, 2003.  The Company issued warrants to J.P. Morgan Investment Corporation to purchase 10,000 shares of Common Stock for $3.00 per share in consideration for extending the term of this indebtedness.  Using the Black Scholes option-pricing model calculation, the warrants are valued at $9,200, which will be amortized to interest expense over the term of the loan.  The warrants are exercisable at any time on or prior to December 31, 2003.  The number of shares of Common Stock and the exercise price are subject to adjustment as provided in the warrants. J.P. Morgan Investment Corporation may transfer the warrants at its option.

On April 12, 2002, the Company issued a senior promissory note to J.P. Morgan Investment Corporation in the amount of $400,000, at an annual interest rate of 6.64%, with a maturity date of December 31, 2003.  This note was given to J.P. Morgan Investment Corporation in extension and partial renewal of the original note issued pursuant to the note purchase agreement.  The Company may prepay this note at any time at its option.  If the Company or any of its subsidiaries completes (i) an equity or long-term debt financing, (ii) a sale of assets outside the ordinary course of business, (iii) a sale-leaseback or similar financing, or (iv) a joint venture or other strategic partnership, and such transaction results in cash proceeds to the Company in excess of $5 million, then a portion of the amount of such proceeds in excess of $5 million shall be applied to prepay the note.

Subsequent Events

On July 25, 2002 the Company received notice from J.P. Morgan Investment Corporation to convert its 112,492 shares of non-voting common stock to 112,492 shares of voting common stock.  Pursuant to the Company’s certificate of incorporation, as amended, each share of the Company’s non-voting common stock may be converted into one share of voting common stock at any time by the holder thereof.  The Company plans to issue these shares of voting common stock during 2002.

On July 25, 2002 the Company received notice from J.P. Morgan Investment Corporation to convert 52 shares of Series I preferred stock into 207,171 fully-paid and non-assessable shares of voting common stock of the Company, pursuant to the terms of the Series I preferred stock.

On July 30, 2002, the Company entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 10 “units” to the investors for an aggregate purchase price of $1,000,000.  Each unit consists of a convertible promissory note in the amount of $100,000 and 25,000 unregistered shares of the Company’s common stock.

Pursuant to the bridge financing agreement, the Company is required to use reasonable efforts to register the shares of common stock comprising the units within 60 days after the execution of the bridge financing agreement, or as soon as practicable thereafter.  Upon registration of the common stock, each investor may not sell more than one-third of the common stock comprising the units during any calendar month.  The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on July 30, 2005.  On each of July 30, 2003, July 30, 2004 and July 30, 2005, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company.  The conversion price of the notes is initially 65% of the average closing price of a share of the Company's common stock for the 20 trading days preceding the given anniversary date of the notes.  The maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share.  The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company's shares of common stock.  The notes may be prepaid in whole or in part by the Company without premium or penalty.

Item 3. Defaults Upon Senior Securities.

On June 27, 2002, J.P. Morgan Investment Corporation, a stockholder of the Company, agreed with the Company to extend the maturity of the $400,000 balance remaining under a note purchase agreement originally due December 31, 1999 until December 31, 2003.  The Company issued warrants to J.P. Morgan Investment Corporation to purchase 10,000 shares of Common Stock for $3.00 per share in consideration for extending the term of this indebtedness.  Using the Black Scholes option-pricing model calculation, the warrants are valued at $9,200, which will be amortized to interest expense over the term of the loan.  The warrants are exercisable at any time on or prior to December 31, 2003.  The number of shares of Common Stock and the exercise price are subject to adjustment as provided in the warrants. J.P. Morgan Investment Corporation may transfer the warrants at its option.

On April 12, 2002, the Company issued a senior promissory note to J.P. Morgan Investment Corporation in the amount of $400,000, at an annual interest rate of 6.64%, with a maturity date of December 31, 2003.  This note was given to J.P. Morgan Investment Corporation in extension and partial renewal of the original note issued pursuant to the note purchase agreement.  The Company may prepay this note at any time at its option.  If the Company or any of its subsidiaries completes (i) an equity or long-term debt financing, (ii) a sale of assets outside the ordinary course of business, (iii) a sale-leaseback or similar financing, or (iv) a joint venture or other strategic partnership, and such transaction results in cash proceeds to the Company in excess of $5 million, then a portion of the amount of such proceeds in excess of $5 million shall be applied to prepay the note.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company received notice from NASDAQ that it does not comply with the minimum $35 million market capitalization rule for  continued listing on the NASDAQ SmallCap Market, based on the current share price of the Company's common stock.

   The Company appealed the determination to NASDAQ as provided for in NASDAQ's Marketplace rules.  The Company appeared at a hearing before NASDAQ on August 8, 2002 to discuss the listing requirements and expects to receive NASDAQ's final determination regarding delisting by August 22, 2002.  The Company's common stock will continue to be listed during this appeal process.

   If the Company's common stock is delisted from the NASDAQ SmallCap Market, the Company believes that its common stock would qualify for listing on the Over-the-Counter, or OTC, Bulletin Board.  However, the result of delisting from the NASDAQ SmallCap Market could be a reduction in the liquidity of the Company's common stock, even if the Company's shares are thereafter traded on the OTC Bulletin Board.  Further, delisting could reduce the ability of holders of the Company's common stock to purchase or sell shares as quickly and as inexpensively as they have done historically.

   On August 9, 2002, Gregory W. Haskell resigned from the Company's board of directors to pursue other interests.  The Company is currently searching for a replacement.

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

10.4	Form of Bridge Financing Agreement, dated as of July 30, 2002, between the Company and certain investors.*

10.5	Voting Common Stock Purchase Warrant, dated July 5, 2002, issued to J.P. Morgan Investment Corporation, for the purchase of 10,000 Shares of voting common stock.*

10.6	Senior Promisorry Note, dated April 12, 2002, executed by the Company payable to J.P. Morgan Investment Corporation in the principal amount of $400,000.*

*Filed herewith.

(b) Reports on Form 8-K:

On April 4, 2002, the Company filed a Current Report on Form 8-K (Item 5) to report the appointment of Allan L. Frank as Chief Financial Officer of the Company.

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

August 14, 2002