Form 10QSB
period 2002-09-30
AXCESS INC/TX
filed 2002-11-19
CIK 710597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes ☒ No ☐

Number of shares of common stock outstanding on November 15, 2002: 16,566,148.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AXCESS INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$231,711	$—
Accounts receivable - trade, net of allowance for doubtful accounts	214,782	158,279
Inventory	272,883	699,058
Prepaid expenses and other	178,126	623,224

Total current assets	897,502	1,480,561

Property, plant and equipment, net	261,893	519,049
Intellectual property, net	521,631	744,787
Other assets	29,384	29,234

Total assets	$1,710,410	$2,773,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,411,974	$1,850,596
Other accrued liabilities	1,322,027	863,768
Notes payable:
Stockholders	10,005,227	7,912,378
Other	116,256	47,105
Dividends payable	64,223	25,282
Total current liabilities	12,919,707	10,699,129

Note payable to stockholder	1,400,000	—
Discount on convertible debt	(974,994)	—

Total liabilities	13,344,713	10,699,129

Stockholders’ equity (deficit):
Convertible preferred stock, 7,000,000 shares authorized; 12,005 shares issued and outstanding in 2002 and 12,028 in 2001; $5,196,578 aggregate liquidation preference in 2002 and $5,392,847 in 2001	5,196,578	5,392,847
Common stock, $.01 par value, 50,000,000 shares authorized in 2002 and 2001; 16,566,148 shares issued and outstanding in 2002 and 15,848,179 shares issued and outstanding in 2001	165,662	158,482
Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; 112,492 shares issued and outstanding in 2001, convertible into common stock on a one for one share basis	—	1,125
Additional paid-in capital	123,517,207	121,447,062
Shares of common stock issuable pursuant to asset purchase agreement	—	592,000
Note receivable and accrued interest due from stockholder	(4,954,581)	(4,711,915)
Accumulated deficit	(135,559,169)	(130,805,099)

Total stockholders’ equity (deficit)	(11,634,303)	(7,925,498)

Total liabilities and stockholders’ equity (deficit)	$1,710,410	$2,773,631

See accompanying notes to unaudited financial statements.

AXCESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Sales	$504,779	$750,813	$1,289,431	$2,458,374
Cost of sales	379,871	780,435	1,008,445	2,000,175

Gross profit	124,908	(29,622)	280,986	458,199
Expenses:
Research and development	286,366	572,574	1,427,244	1,900,971
General and administrative	311,146	617,918	1,186,229	1,647,230
Selling and marketing	130,687	494,766	947,356	2,090,994
Depreciation and amortization	129,560	386,277	443,780	1,172,331

Operating expenses	857,759	2,071,535	4,004,609	6,811,526

Loss from operations	(732,851)	(2,101,157)	(3,723,623)	(6,353,327)
Other income (expense):
Interest expense	(329,430)	(317,034)	(944,425)	(1,047,004)
Interest income	81,778	81,779	242,667	246,149
Other	34,981	(782)	33,983	(490)

Other expense, net	(212,671)	(246,038)	(667,775)	(801,345)

Net Loss	(945,522)	(2,347,195)	(4,391,398)	(7,154,672)

Preferred stock dividend requirements	(140,298)	(2,115,948)	(362,672)	(5,995,868)

Net loss applicable to common stock	$(1,085,820)	$(4,463,143)	$(4,754,070)	$(13,150,540)

Basic and diluted net loss per share	$(0.07)	$(1.27)	$(0.30)	$(3.77)

Weighted average shares of common stock outstanding	16,257,722	3,506,184	15,986,193	3,490,986

See accompanying notes to unaudited financial statements.

AXCESS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(4,391,398)	$(7,154,672)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	443,780	1,172,331
Amortization of financing discount and issuance costs	588,429	256,321
Interest income earned but not received	(242,666)	—
Loss on sale of assets	26,202	—
Changes in operating assets and liabilities:
Accounts receivable	(56,503)	(174,588)
Inventory	426,175	420,673
Prepaid expenses and other	137,577	154,036
Other assets	(150)	(69,640)
Accounts payable	(438,622)	817,615
Other liabilities	458,259	493,357
Net cash used by operating activities	(3,048,917)	(4,084,567)

Cash flow from investing activities:
Proceeds from asset sales	11,016	—
Capital expenditures	(686)	(67,890)
Net cash provided (used) by investing activities	10,330	(67,890)

Cash flow from financing activities:
Borrowings under financing agreements	3,379,000	3,595,000
Principal payments on financing agreements	(108,702)	—
Net proceeds from issuance of common and preferred stock	—	103,083
Net cash provided by financing activities	3,270,298	3,698,083

Net increase (decrease) in cash and cash equivalents	231,711	(454,374)
Cash and cash equivalents, beginning of period	—	454,374
Cash and cash equivalents, end of period	231,711	—

Supplemental information:
Cash paid during the year for interest	$—	$1,771

See accompanying notes to unaudited financial statements.

AXCESS
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Summary of Significant Accounting Policies

(a) Description of Business

On October 16, 2002, AXCESS Inc. (“AXCESS” or the “Company”) furloughed all of its employees due to a lack of operating capital. The furlough is intended to be temporary while the Company continues to search for funding.  Nearly all of the Company’s furloughed employees have volunteered to continue to work, without any compensation.  This has allowed the Company to continue to ship its products and maintain customer support.  However, no assurance can be given that the Company’s furloughed employees will continue to work and that the Company will be able to maintain its operations.  The Company is attempting to raise another round of funding.  No assurance can be given that the Company will be successful in raising additional funds.

The Company provides advanced security and asset management systems, which locate, identify, track, monitor and protect assets. The main applications of the Company’s systems are security video through closed circuit television (called CCTV), personnel and vehicle access control, and automatic asset tracking and protection. The Company provides solutions in the recently identified homeland security markets such as air and ground transportation, water treatment facilities, oil and gas, power plants, as well as in the markets for data centers, retail / convenience stores, education, healthcare, and corporate offices. AXCESS utilizes two patented and integrated technologies: network-based radio frequency identification (RFID) and tagging and streaming video.  Both application and browser-based software options deliver critical real-time information tailored to each end user via the enterprise network or Internet, also providing custom alerts in the form of streaming video, e-mail, or messages delivered to wireless devices.

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

If the Company’s losses or lack of operating capital continue, the Company will have to obtain funds to meet its cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or the Company may be required to curtail its operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

(b) Company Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the 2001 presentation.

The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners, and VennWorks LLC (formerly incuVest LLC) (collectively, the “Amphion Group”). Following the conversion of preferred stock held by the Amphion Group into common stock in 2001, the Amphion Group owns approximately 83% of the outstanding voting stock of the Company.  The Company also received working capital in July 2002 through a bridge financing from several accredited investors.

(c) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Raw materials	$163,930	$300,133
Work-in-process	3,626	12,928
Finished goods	105,327	385,997
	$272,883	$699,058

(d) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, (“FAS 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company began to apply the new rules on accounting for other intangible assets in the first quarter of 2002. The Company’s intangible assets at December 31, 2001 will continue to be amortized after adoption of FAS 142. Accordingly, adopting FAS 142 did not have a material effect on the Company’s financial condition or results of operation.

The following table reflects the components of intellectual property:

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased video technology	$5,087,483	$4,565,852	$5,087,483	$4,342,696
Purchased RFID technology	1,714,449	1,714,449	1,714,449	1,714,449
Internally developed software	350,337	350,337	350,337	350,337
	$7,152,269	$6,630,638	$7,152,269	$6,407,482

Amortization expense on intellectual property was $223,156 and $921,142 for the nine months ended September 30, 2002 and 2001, respectively.  Amortization expense on intellectual property was $74,565 and $329,082 for the three months ended September 31, 2002 and 2001, respectively.

The following table sets forth the estimated amortization expense on the intellectual property for the fiscal years ended December 31:

2002	$298,260
2003	298,260
2004	148,267
Total	$744,787

The FASB has also recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), which the Company adopted on January 1, 2002. The FASB’s new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“FAS 121”). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact the accounting for intangible assets subject to amortization and property and equipment. The Company’s adoption of FAS 144 did not have a significant impact on its financial condition or results of operations.

(2) Contingencies

In Stephen L. Briggs v. AXCESS Inc., JAMS Arbitration filed on October 2, 2001, Stephen Briggs, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in contractual severance pay. In Charles Martin v. AXCESS Inc., JAMS Arbitration filed on or about October 2001, Charles Martin, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in contractual severance pay. The Company believes these cases are without merit and intends to contest these matters vigorously.  An arbitration hearing for the Martin matter was held during the three months ended September 30, 2002 and the Company is currently waiting for the results of that hearing.

Barth Technologies Incorporated (“BTI”) filed a lawsuit against the Company in state district court in Tarrant County, Texas on October 18, 2001. BTI was a vendor to the Company and seeks damages of $263,655 for non-payment for services and supplies provided. The Company is attempting to settle this claim, but has limited resources to do. Other similar cases have been filed against the Company with claims aggregating $272,540. At September 30, 2002, the Company has accrued the amounts expected to be paid to settle the claims described in this paragraph.

(3) In Process Research and Development

During the period ended June 30, 2002, the Company spent $182,578 to complete the products purchased in the IVEX transaction.  The IVEX transaction is explained in greater detail in Note 7 “Common Stock Issuable Pursuant to Asset Purchase Agreement” below.  As of September 30, 2002, these products were substantially complete.

(4) Preferred Stock

The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in four series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series C	Series I	Series J	Series 1999
Number of shares authorized	1,500,000	2,500	2,500	2,500

Stated value	$30.20	$10,000	$10,000	$10,000

Number of shares issued and outstanding:
December 31, 2001	11,522	177	177	152
September 30, 2002	11,522	134	187	162

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	$ 2.51 into voting common stock	$ 2.51 into non-voting common stock	$ 2.51 into voting common stock

Liquidation preference	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends

Dividend rights	10% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative

The Company’s non-voting common stock may be converted to voting common stock at any time by the holder thereof, on a one-to-one basis.

The holders of the Company’s Series C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock at the option of the holder. There were no dividends in arrears on the Series C Convertible Preferred Stock at September 30, 2002. There was $44,160 of dividends payable for Series C Preferred Stock at September 30, 2002.

The holders of Series I Preferred Stock, Series J Preferred Stock, and Series 1999 Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock.   Shares of Series I Preferred Stock, Series J Preferred Stock and Series 1999 Preferred Stock are convertible into shares of common stock at a conversion price of $2.51 per share.

On July 25, 2002 the Company received notice from J.P. Morgan Investment Corporation, a current stockholder of the Company, to convert 52 shares of Series I Preferred Stock into a 207,477 fully paid and non-assessable shares of voting Common Stock of the Company.  The 52 shares had a stated value of $10,000 per share and were converted at $2.51 per share.

On September 30, 2002, the Company issued (a) 3 shares of Series I Preferred Stock to holders thereof as payment in full for the $46,186 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date, (b) 4 shares of Series J Preferred Stock to holders thereof as payment in full for the $40,838 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, and (c) 4 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $39,504 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date.

(5) Notes Payable to Stockholders

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the nine months ended September 30, 2002, the Company borrowed $350,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

The Company entered into a 6.75% convertible note with VennWorks LLC dated February 14, 2002. During the nine months ended September 30, 2002, the Company borrowed $814,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.

The Company entered into a 6.75% convertible note with Amphion Ventures L.P. (“Amphion Ventures”), dated February 28, 2002. During the nine months ended September 30, 2002, the Company borrowed $1,260,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures.

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

(6) Note and Interest Receivable from Stockholder

A note receivable and related interest is due from Amphion Ventures. Interest is due at 8% per annum, payable quarterly. The Company has assigned all payments of principal under this note receivable to Prism Video, Inc. (“Prism”) until the balance of the note receivable is paid in full or until the balance due under the note payable to Prism is paid in full, whichever occurs first. Amphion Ventures did not make its required payments under this note during 2001. Accordingly, the note receivable and accrued interest has been reclassified in the accompanying balance sheets at December 31, 2001 and September 30, 2002 as a reduction of stockholders’ equity due to the Amphion Group’s controlling voting interest in the Company and the uncertainty as to the timing of repayment.  For the nine months ended September 30, 2002, the Company recorded interest income related to this note of $242,667.

(7) Common Stock Issuable Pursuant To Asset Purchase Agreement

Pursuant  to an asset purchase agreement, effective November 30, 2001 the Company acquired certain property and equipment and the rights to certain digital video intellectual property rights from IVEX, Inc., an investee of the Amphion Group, in exchange for 148,000 shares of the Company’s common stock. The Company issued these shares of common stock on September 25, 2002. The aggregated purchase price of $592,000 was allocated to the property and equipment acquired and to in-process research and development.

(8) Bridge Financing

On July 30, 2002, the Company entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 10 “units” to the investors for an aggregate purchase price of $1,000,000.  Each unit consists of a convertible promissory note in the amount of $100,000 and 25,000 unregistered shares of the Company’s common stock.

Pursuant to the bridge financing agreement, the Company is required to use reasonable efforts to register the shares of common stock comprising the units within 60 days after the execution of the bridge financing agreement, or as soon as practicable thereafter.  The Company has not registered these shares of common stock yet.  Upon registration of the common stock, each investor may not sell more than one-third of the common stock comprising the units during any calendar month.  The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on July 30, 2005.  On each of July 30, 2003, July 30, 2004 and July 30, 2005, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company.  The conversion price of the notes is initially 65% of the average closing price of a share of the Company’s common stock for the 20 trading days preceding the given anniversary date of the notes.  The maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share.  The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company’s shares of common stock.  The notes may be prepaid in whole or in part by the Company without premium or penalty.

In connection with this bridge financing the Company booked a $1,000,000 debt discount due to the value of the equity consideration and the beneficial conversion of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount will be amortized using the effective interest method over the three-year life of the agreement.

(9) Significant Customers

During the three months ended September 30, 2002 the Company had two customers that accounted for 56% of the Company’s overall revenue and 92% of the digital video product sales. During that same period the Company had three customers account for 46% of the RFID product sales.

During the nine months ended September 30, 2002 the Company had two customers that accounted for 39% of the Company’s overall revenue and three clients that accounted for 72% of the digital video product sales.  During that same period the Company had three customers that accounted for 39% of the RFID product sales.

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

These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements and are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management.

A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals.  For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially  “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2001 Annual Report on Form 10-KSB.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Sales and Gross Profit. Sales for the three months ended September 30, 2002 were $504,779 and $750,813 for the three months ended September 30, 2001, on which a gross profit of $124,908 and ($29,622) was realized, respectively.  Sales and gross profit for the three months ended September 30, 2001 reflect a large single video system sale in the retail/convenience store market that did not recur in 2002.  For the three months ended September 30, 2002 two customers accounted for 56% of the overall revenue.

Radio frequency identification (RFID) product sales were $239,221 for the three months ended September 30, 2002 and $176,174 for the three months ended September 30, 2001. Cost of sales were $174,885 for the three months ended September 30, 2002 and $225,597 for the three months ended September 30, 2001. As a result, gross profits from RFID products were $64,337 for the three months ended September 30, 2002 and ($49,423) for the three months ended September 30, 2001.  For the three months ended September 30, 2002 three customers accounted for 46% of the RFID product sales.

Digital video product sales were $265,558 for the three months ended September 30, 2002 and $574,639 for the three months ended September 30, 2001. Digital video product sales for the three months ended September 30, 2001 reflect a large single video system sale in the retail/convenience store market that did not recur in 2002.  Cost of sales were $204,986 for the three months ended September 30, 2002 and $554,838 for the three months ended September 30, 2001. As a result, gross profits from digital video products were $60,572 for the three months ended September 30, 2002 and $19,801 for the three months ended September 30, 2001.  For the three months ended September 30, 2002 two customers accounted for 92% of digital video product sales.

Operating Expenses. Operating expenses were $857,759 for the three months ended September 30, 2002 and $2,071,535 for the three months ended September 30, 2001.  The Company reduced staff, scaled back advertising and lowered research and development expenditures resulting in a 39% decrease in operating expenses and had lower amortization expense for intangible assets during 2002.

Research and development expenses were $286,366 for the three months ended September 30, 2002 and $572,574 for the three months ended September 30, 2001.  This decrease is a result of limited cash flow to finance new and existing research and development efforts and a reduction of staff.

Corporate general and administrative expenses were $311,146 for the three months ended September 30, 2002 and $617,918 for the three months ended September 30, 2001.  This decrease can be attributed to a reduction in headcount, reduction in third party services and lower rent for the three months ended September 30, 2002 compared to the three months ending September 30, 2001.

Selling and marketing expenses were $130,687 for the three months ended September 30, 2002 and $494,766 for the three months ended September 30, 2001. The Company has altered its focus from direct selling to focus on the indirect sales channel and has drastically reduced headcount and marketing expenses.

Depreciation and amortization expenses were $129,560 for the three months ended September 30, 2002 compared to $386,277 for the three months ended September 30, 2001.  The decrease is related to the reduction in the intellectual property balance as a result of an asset impairment charge of $2,797,063 taken in the three months ended December 31, 2001 and the closing of the Georgia office.

Other expenses, net. Other expenses, net, were $212,671 for the three months ended September 30, 2002 compared to $246,038 for the three months ended September 30, 2001. The Company was able to settle two large vendor payables for less than the amount they owed resulting in other income of $62,533 which was offset by a $26,202 loss associated with the closing and selling off of the assets of the Georgia facility.

Loss from Continuing Operations. Loss from continuing operations was $945,522 for the three months ended September 30, 2002 compared to $2,347,195 for the three months ended September 30, 2001, a reduction of $1,401,673 or 60%.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $140,298 for the three months ended September 30, 2002 and $2,115,948 for the three months ended September 30, 2001.  The decrease was due to the conversion of shares of preferred stock into common stock during the last quarter of 2001.

Results of Operations

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Sales and Gross Profit. Sales for the nine months ended September 30, 2002 were $1,289,431 and $2,458,374 for the nine months ended September 30, 2001, on which a gross profit of $280,986 and $458,199 were realized, respectively. Sales and Gross profits for the nine months ended September 30, 2001 reflect a large single video system sale in the retail/convenience store market that did not recur in 2002.  For the nine months ended September 30, 2002 two customers accounted for 39% of the overall revenue.

Radio frequency identification (RFID) product sales were $578,070 for the nine months ended September 30, 2002 and $618,910 for the nine months ended September 30, 2001. Cost of sales were $455,740 for the nine months ended September 30, 2002 and $555,547 for the nine months ended September 30, 2001. As a result, gross profits from RFID products were $122,330 for the nine months ended September 30, 2002 and $63,363 for the nine months ended September 30, 2001.  For the nine months ended September 30, 2002 three customers accounted for 39% of the RFID product sales.

Digital video product sales were $711,361 for the nine months ended September 30, 2002 and $1,839,464 for the nine months ended September 30, 2001.  Digital video product sales for the nine months ended September 30, 2001 reflect a large single video system sale in the retail/convenience store market that did not recur in 2002.  Cost of sales were $552,705 for the nine months ended September 30, 2002 and $1,444,628 for the nine months ended September 30, 2001. As a result, gross profits from digital video products were $158,656 for the nine months ended September 30, 2002 and $394,836 for the nine months ended September 30, 2001.  For the nine months ended September 30, 2002 three customers accounted for 72% of the digital video product sales.

Operating Expenses. Operating expenses were $4,004,609 for the nine months ended September 30, 2002 and $6,811,526 for the nine months ended September 30, 2001. The Company further reduced staff and scaled back advertising and marketing expenses in the three months ended September 30, 2002.

Research and development expenses were $1,427,244 for the nine months ended September 30, 2002 and $1,900,971 for the nine months ended September 30, 2001.  This decrease is a result of limited cash flow to finance new and existing research and development efforts and a reduction of staff.

Corporate general and administrative expenses were $1,186,229 for the nine months ended September 30, 2002 and $1,647,230 for the nine months ended September 30, 2001.  This decrease can be attributed to a reduction in head count, a reduction in third party services and lower rent for the nine months ended September 30, 2002 compared to the nine months ending September 30, 2001.

Selling and marketing expenses were $947,356 for the nine months ended September 30, 2002 and $2,090,994 for the nine months ended September 30, 2001.  The Company has narrowed its advertising focus during 2002 to concentrate on the indirect sales channel resulting in lower headcount and reduced advertising expenses during 2002.

Depreciation and amortization were $443,780 for the nine months ended September 30, 2002 compared to $1,172,331 for the nine months ended September 30, 2001. The decrease is related to the reduction in the intellectual property balance as a result of an asset impairment charge of $2,797,063 taken in the three months ended December 31, 2001.

Other expenses, net. Other expenses, net, was $667,775 for the nine months ended September 30, 2002 compared to $801,345 for the nine months ended September 30, 2001.  Interest expense was $102,579 lower in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, reflecting the lower interest rate offset by the increased outstanding balance of notes payable in 2001. In 2002, the Company was able to settle two large vendor payables for less than the amount they owed resulting in other income of $62,533 which was offset by a $26,202 loss associated with the closing and selling off of the assets of the Georgia facility.

Loss from Continuing Operations. Loss from continuing operations was $4,391,398 for the nine months ended September 30, 2002, compared to a loss of $7,154,672 for the same period in 2001.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $362,672 for the nine months ended September 30, 2002 and $5,995,868 for the nine months ended September 30, 2001. The decrease was due primarily to the conversion of shares of preferred stock into Common Stock during the last quarter of 2001.

Liquidity and Capital Resources

On October 16, 2002, AXCESS Inc. furloughed all of its employees due to a lack of operating capital. The furlough is intended to be temporary while the Company continues to search for funding.  Nearly all of the Company’s furloughed employees have volunteered to continue to work, without any compensation.  This has allowed the Company to continue to ship its products and maintain customer support.  However, no assurance can be given that the Company’s furloughed employees will continue to work and that the Company will be able to maintain its operations.  The Company is attempting to raise another round of funding.  No assurance can be given that the Company will be successful in raising additional funds.

The Company’s business plan for 2002 is predicated principally upon the successful marketing of its RFID and digital video products. During 2001, operating activities utilized approximately $5.0 million of cash. The Company’s existing working capital resources and revenues from operations are not adequate to satisfy its funding requirements for the remainder of 2002.

The Company’s working capital requirements depend upon many factors, including the extent and timing of the Company’s product sales, the Company’s operating results, the status of competitive products, and actual expenditures and revenues compared to its business plan. The Company is currently experiencing declining liquidity, including negative working capital balances, losses from operations and negative cash flows, which makes it difficult for the Company to meet its current cash requirements, including payments to vendors, and may jeopardize the Company’s ability to continue as a going concern. The Company intends to address its liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.

If the Company’s losses or lack of operating capital continue, the Company will have to obtain funds to meet its cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or the Company may be required to curtail its operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and convertible debt and demand notes from stockholders to meet its working capital needs.

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the nine months ended September 30, 2002, the Company borrowed $350,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

The Company entered into a 6.75% convertible note with VennWorks LLC dated February 14, 2002. During the nine months ended September 30, 2002, the Company borrowed $814,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.

The Company entered into a 6.75% convertible note with Amphion Ventures dated February 28, 2002. During the nine months ended September 30, 2002, the Company borrowed $1,260,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures.

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

Pursuant to the bridge financing agreement, the Company is required to use reasonable efforts to register the shares of common stock comprising the units within 60 days after the execution of the bridge financing agreement, or as soon as practicable thereafter.  The Company has not registered these shares of common stock yet.  Upon registration of the common stock, each investor may not sell more than one-third of the common stock comprising the units during any calendar month.  The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on July 30, 2005.  On each of July 30, 2003, July 30, 2004 and July 30, 2005, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company.  The conversion price of the notes is initially 65% of the average closing price of a share of the Company’s common stock for the 20 trading days preceding the given anniversary date of the notes.  The maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share.  The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company’s shares of common stock.  The notes may be prepaid in whole or in part by the Company without premium or penalty.

In connection with this bridge financing, the Company booked a $1,000,000 debt discount due to the value of the equity consideration and beneficial conversion of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount will be amortized using the effective interest method over the three-year life of the agreement.

Other

Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.

Item 3. Controls and Procedures

Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)           Changes in Internal Controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In Stephen L. Briggs v. AXCESS Inc., JAMS Arbitration filed on October 2, 2001, Stephen Briggs, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in contractual severance pay. In Charles Martin v. AXCESS Inc., JAMS Arbitration filed on or about October 2001, Charles Martin, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in contractual severance pay. The Company believes these cases are without merit and intends to contest these matters vigorously. An arbitration hearing for the Martin matter was held during the three months ended September 30, 2002 and the Company is currently waiting for the results of that hearing.

Barth Technologies Incorporated (“BTI”) filed a lawsuit against the Company in state district court in Tarrant County, Texas on October 18, 2001. BTI was a vendor to the Company and seeks damages of $263,655 for non-payment for services and supplies provided. The Company is attempting to settle this claim, but has limited resources to do. Other similar cases have been filed against the Company with claims aggregating $272,540. At September 30, 2002, the Company has accrued the amounts expected to be paid to settle the claims described in this paragraph.

Both of these matters were previously reported on the Company’s Form 10-QSB for the quarterly period ended March 31, 2002.

Item 2. Changes in Securities.

During the three months ended September 30, 2002, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Dividends

The holders of the Company’s Series C Preferred Stock are entitled to received quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock at the option of the holder. There were no dividends in arrears on the Series C Convertible Preferred Stock at September 30, 2002. There was $44,160 of dividends payable for Series C Preferred Stock at September 30, 2002.

The holders of Series I Preferred Stock, Series J Preferred Stock, and Series 1999 Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock.  On September 30, 2002, the Company issued (a) 3 shares of Series I Preferred Stock to holders thereof as payment in full for the $36,548 of accrued, but unpaid dividends of the Series I Preferred Stock as of such date, (b) 3 shares of Series J Preferred Stock to holders thereof as payment in full for the $32,315 of accrued, but unpaid dividends of the Series J Preferred Stock as of such date, and (c) 3 shares of Series 1999 Voting Preferred Stock to holders thereof as payment in full for the $31,260 of accrued, but unpaid dividends of the Series 1999 Voting Preferred Stock as of such date.

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

Each share of Series 1999 is convertible in whole or in part at any time at the option of the holder into a number of shares of non-voting common stock of the Company, as the case may be, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $2.51.  The Series 1999 Preferred Stock is subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the $10,000 stated value, plus any accrued, but unpaid dividends thereon. The Company’s optional right of redemption is subject to each Series 1999 Preferred Stock holder’s right to convert such preferred stock into non-voting common stock, as the case may be, within 10 business days after the Company’s notice of redemption.

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

Common Stock Issued Pursuant To Asset Purchase Agreement

Pursuant to an asset purchase agreement, effective November 30, 2001 the Company acquired certain property and equipment and the rights to certain digital video intellectual property rights from IVEX, Inc., an investee of the Amphion Group, in exchange for 148,000 shares of the Company’s common stock. The Company issued these shares of common stock on September 25, 2002. The aggregated purchase price of $592,000 was allocated to the property and equipment acquired and to in-process research and development.

Conversion of Series I Preferred Stock

On July 25, 2002 the Company received notice from J.P. Morgan Investment Corporation, a current stockholder of the Company, to convert 52 shares of Series I Preferred Stock into a 207,477 fully paid and non-assessable shares of voting Common Stock of the Company.  The 52 shares had a stated value of $10,000 per share and were converted at $2.51 per share.

Conversion of Non-Voting Convertible Stock

On July 25, 2002 the Company received notice from J.P. Morgan Investment Corporation, a current stockholder of the Company, to convert 112,492 shares of Non-Voting Convertible Stock into a 112,492 fully paid and non-assessable shares of voting Common Stock of the Company.

Note Borrowings

The Company entered into a 6.75% convertible note with Amphion Ventures L.P. (“Amphion Ventures”) dated February 28, 2002. During the nine months ended September 30, 2002, the Company borrowed $1,260,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures.

On July 30, 2002, the Company entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 10 “units” to the investors for an aggregate purchase price of $1,000,000.  Each unit consists of a convertible promissory note in the amount of $100,000 and 25,000 unregistered shares of the Company’s common stock.

Pursuant to the bridge financing agreement, the Company is required to use reasonable efforts to register the shares of common stock comprising the units within 60 days after the execution of the bridge financing agreement, or as soon as practicable thereafter.  The Company has not registered these shares of common stock yet.  Upon registration of the common stock, each investor may not sell more than one-third of the common stock comprising the units during any calendar month.  The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on July 30, 2005.  On each of July 30, 2003, July 30, 2004 and July 30, 2005, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company.  The conversion price of the notes is initially 65% of the average closing price of a share of the Company’s common stock for the 20 trading days preceding the given anniversary date of the notes.  The maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share.  The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company’s shares of common stock.  The notes may be prepaid in whole or in part by the Company without premium or penalty.

In connection with this bridge financing, the Company booked a $1,000,000 debt discount due to the value of the equity consideration and beneficial conversion of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount will be amortized using the effective interest method over the three-year life of the agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 16, 2002, AXCESS Inc. furloughed all of its employees due to a lack of operating capital. The furlough is intended to be temporary while the Company continues to search for funding.  Nearly all of the Company’s furloughed employees have volunteered to continue to work, without any compensation.  This has allowed the Company to continue to ship its products and maintain customer support.  However, no assurance can be given that the Company’s furloughed employees will continue to work and that the Company will be able to maintain its operations.  The Company is attempting to raise another round of funding.  No assurance can be given that the Company will be successful in raising additional funds.

If the Company’s losses or lack of operating capital continue, the Company will have to obtain funds to meet its cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or the Company may be required to curtail its operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

On September 24, 2002, the Company was delisted from the NASDAQ SmallCap Market because it did not comply with the minimum $35 million market capitalization rule for continued listing on the NASDAQ SmallCap Market, based on the share price of the Company’s common stock.  Since September 24, 2002, the Company’s common stock has been listed on the Over-the-Counter, or OTC, Bulletin Board.  The result of delisting from the NASDAQ SmallCap Market could be a reduction in the liquidity of the Company’s common stock, even though the Company’s shares are traded on the OTC Bulletin Board.  Further, delisting could reduce the ability of holders of the Company’s common stock to purchase or sell shares as quickly and as inexpensively as they have done historically.

During August 2002, Gregory W. Haskell and David Illingworth resigned from the Company’s board of directors to pursue other interests.  The Company’s board of directors then elected to decrease the size of its board from six directors to five.  On September 10, 2002, the Company’s board of directors elected Robert F. Hussey as a director of AXCESS to fill the vacancy on the board.  Mr. Hussey will serve as a director until the next annual meeting of stockholders or until his successor is duly elected and qualified, whichever occurs first.  Subsequently, Mr. Hussey was also elected to serve as the chairman of the audit committee of the board of directors.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description
10.1

Demand Note dated as of February 28, 2002, executed by the Company payable to Amphion Ventures, LP in the principal amount of $150,000 (plus additional amounts shown on the schedule of advances to the note).*

*Filed herewith.

(b) Reports on Form 8-K:

On October 15, 2002, the Company filed a Current Report on Form 8-K to report the resignation of Ernst & Young LLP as the Company’s independent auditors and the engagement of Hein and Associates as its independent auditors for the fiscal year ending December 31, 2002.

On August 14, 2002, the Company filed a Current Report on Form 8-K to report the certification of Allan Griebenow, the Company’s President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley  Act of 2002, and the certification of Allan L. Frank, the Company’s Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ ALLAN L. FRANK
Allan L. Frank
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

November 19, 2002

CERTIFICATIONS

I, Allan Griebenow, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Axcess, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report  (the  “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the   registrant’s auditors and the audit committee of registrant’s board of directors  (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Allan Griebenow
Allan Griebenow, President and Chief Executive Officer
(Principal Executive Officer)

I, Allan Frank, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Axcess, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report  (the  “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the   registrant’s auditors and the audit committee of registrant’s board of directors  (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Allan L. Frank
Allan L. Frank, Vice President, Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)