Form 10KSB
period 2002-12-31
AXCESS INC/TX
filed 2003-04-15
CIK 710597

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER: 0-11933

AXCESS INTERNATIONAL INC. (formerly AXCESS Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware

85-0294536

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3208 Commander Drive Carrollton, Texas	75006
(Address of principal executive offices)	(Zip Code)

(972) 407-6080
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class:

Name of exchange on which registered:

Voting Common Stock, par value $.01 per share	Over-The-Counter Bulletin Board

16,566,148

(Number of Shares Outstanding as of: March 14, 2003)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2002 were $1,596,221.

On March 14, 2003, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,181,738. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on March 14, 2003, as reported on the Over-The-Counter Bulletin Board Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the issuer may be deemed an affiliate of the issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.

Documents Incorporated by Reference:  Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders, to be held on June 24, 2003, are incorporated by reference into Part III.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

AXCESS INTERNATIONAL INC.

PART I

Forward Looking Statements

This annual report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  All statements other than statements of historical fact included in this annual report on Form 10-KSB, including without limitation, the statements under “Item 1. Description of Business” and “Item 6. Management’s Discussion and Analysis or Plan of Operation” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, inability to continue as a going concern, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

As used herein, references to the “Company” are to AXCESS International, Inc., a Delaware corporation (“AXCESS”) and its subsidiaries (formerly Axcess Inc.).

Item 1. DESCRIPTION OF BUSINESS

Recent Developments: Going Concern and Liquidity Problems

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2002. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

We do not have sufficient working capital to sustain our operations.  We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company

AXCESS provides advanced security surveillance and asset management systems that automatically locate, identify, track, monitor, count, and protect people, assets, and vehicles.  Its systems provide application solutions to reduce loss and liability, boost productivity, and extend traditional security system coverage through the use of the Company’s proprietary technologies and networking.  AXCESS utilizes two patented and integrated technologies: battery-powered wireless tagging (commonly referred to as Active-Radio Frequency Identification or RFID) and network-based, streaming digital video.  A particular focus is on automatic incident detection, recording, and notification, all of which increase a security system’s efficiency, scope, and effectiveness.  The main applications are network-based security video recording and surveillance (CCTV), automatic personnel and vehicle access control, and automatic asset tracking and protection.  Both application and browser-based software options deliver critical real-time information tailored to each end user via the enterprise network or Internet, also providing custom alerts in the form of streaming video, e-mail, or messages delivered to wireless devices.  The Company provides solutions in enterprise vertical markets such as data centers, retail and convenience stores, education, and corporate offices as well as the recently identified homeland security markets such as air and ground transportation, water treatment facilities, oil and gas, power plants, and the Department of Defense.  The Company’s principal offices are located at 3208 Commander Drive, Carrollton, Texas, 75006, and its telephone number is 972-407-6080.

Company Evolution

The Company was formed in November 1982 as Lasertechnics, Inc. Prior to 1999, the Company, through two subsidiaries, sold high-end dye-sublimation card printers and high-speed laser marking equipment. During 1998, the Company determined that it could not be consistently profitable selling these products. Accordingly, in October 1998, the Company discontinued the operations of its 96% owned subsidiary, Sandia Imaging Systems Corporation, which was engaged in distributing and reselling high-end dye-sublimation card printers and consumables. The Company sold this business in December 1998. A second subsidiary, Lasertechnics Marking Corporation, was engaged in fabricating, distributing and selling high-speed laser marking equipment. In April 1999, the Company sold Lasertechnics Marking Corporation to affiliates of Amphion Ventures, L.P., a major stockholder of the Company. See also “Item 12. Certain Relationships and Related Transactions.”

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

The Company further developed the RFID and network-based streaming video technologies throughout 2001 and 2002. It also secured key reference accounts and established branding for its product lines during the period. In November 2001, the Company acquired all of the assets of IVEX Corporation relating to its VSA 1200 Project. The VSA 1200 project was an embedded processor-based multimedia streaming network appliance that pushes advanced video and audio processing directly onto the corporate or Internet backbone, then to any point on the network, including handheld devices. The Company believes that IVEX’s unique architecture offers a strategic platform on which to build value adding video filtering and detection software, which the Company expects to improve the effectiveness of the IVEX product line as well as provide a competitive advantage to the Company. Throughout 2001 and 2002, the Company used its reference customers and its brand awareness to secure key marketing channel partners. These partners are important to the future revenue growth of the Company’s business due to their market presence. The Company believes that by integrating its systems into the systems of these channel partners, adoption of the Company’s technologies and products will accelerate. The Company has completed its integration efforts with certain channel partners and is in the process of integrating others.

In April 2003, the Company changed its name from Axcess, Inc. to Axcess International, Inc.

Sales Channels

AXCESS utilizes an indirect sales model focused primarily on system integrators as marketing channel partners capable of selling and installing network-based CCTV and asset management applications. Other outlets include distributors, specialty dealers, catalog sales organizations, and OEMs (original equipment manufacturers). The Company is continuing channel development in the security industry, by focusing on large system integrators that have significant sales in which the Company hopes to participate. The system integrators and dealers are responsible for the installation in almost all cases. AXCESS has two salesmen that support individual sales as needed. Using established channels to gain widespread exposure and sales leverage is a well-utilized model in the industry.

The indirect sales model allows the Company to address multiple industry segments generically, including manufacturing, wholesale / distribution, retail, services, government, education and finance. The indirect sales model fits the characteristics of the Company’s product portfolio with other products, which become system solutions that require custom site planning and installation. Sales generally have multiple locations with the average revenue per system location in the tens of thousands, and are based on a new technology and its application to traditional security problems. By working directly with established marketing channel partners, this indirect model also gives the Company the flexibility to introduce new products and application as they are developed.

For certain focused large system sales opportunities, the Company works more directly with end users. This approach enables the Company to prospect directly for selected larger transactions and reference accounts in a prudent, “opportunity driven” fashion. The eventual installation is still accomplished through an established channel partner.

Partnering

The Company believes that the security integration business will continue to go through consolidations and grow by acquisition, and that each of the large integrators are working to develop full-product portfolios to provide the widest range of solutions for their customers. The Company also believes that its products can play a key role as strategic elements of these portfolios, and that the integrators bring to AXCESS broad product and corporate exposure and sales capabilities. Combined integrator revenues were over $2 billion in 2001, according to a Security Distributing and Marketing (SDM) Magazine report. The largest global integrators that provide security technology solutions include Honeywell, Tyco, Siemens, Group 4 and General Electric.

The Company has signed partnering agreements with several integrators. In general, these agreements provide for the integrators to sell and market the Company’s products, favorably price the Company’s products based on the volume of the Company’s products sold, provide customer service support for the Company’s products sold by the integrators, and integrate the Company’s products into the integrator’s system.  The Company believes this integration strategy has advantages over its prior partnership arrangements and will offer an increased opportunity for rapid sales growth.

Honeywell. In January 2000, the Company signed a product development and marketing agreement with Honeywell.  Honeywell has bid and sold the Company’s RFID products to support the United States Department of Defense procurements in asset management and the Company believes that some of the resulting programs may be awarded in 2003.

Sonitrol (Tyco). In January 2000, the Company signed a strategic partnership agreement with Sonitrol. In early 2002, Sonitrol finished the integration of the Company’s software into the security-monitoring platform of Sonitrol.  The solution provides video capability for their security monitoring franchises.

Software House, Sensormatic, and ADT (Tyco). In September 2001, the Company was selected by Software House as the preferred provider of RFID solutions for asset management. Since September 2001, the Company’s ActiveTag products have been integrated into the C-Cure 800 access control system. Sensormatic and ADT also have the capability to sell the Axcess system integrated into C-Cure.

Other Integrator Partners

In the second half of 2001, AXCESS signed partnership agreements with Anixter, Samsung USA, and Loronix (Comverse). The AXCESS system has since been integrated into the systems provided by Samsung, Iteras, and Loronix, totaling four integrators who have the AXCESS system embedded into the solutions they sell.

Products and Technology

Under the ActiveTag(TM) label, the Company supplies active RFID system solutions that connect directly into standard security systems or utilize the enterprise networks or the Internet. ActiveTag(TM) is a multi-use, single-system solution scaleable for small, medium, and large enterprises. This versatile technology has two patents awarded with applications for thirteen additional patents pending. The system supports a variety of automatic monitoring and tracking applications, including electronic asset protection and asset management, and automatic personnel and vehicle access control.

ActiveTag(TM) uses small, battery-powered tags that, when automatically activated at control points throughout a facility, transmit a wireless message to palm-size receivers networked on an existing corporate local area network (commonly referred to as LAN). Tag identification and location information is instantly forwarded to a local security control panel or transmitted over the network to a host computer. ActiveTrac(TM) is an application software program that logs and displays the information from the tag to provide a comprehensive picture of the person, asset or vehicle being tracked. In addition, the Company is continuing to develop OnlineSupervisor(TM) software, which has a browser-based display and provides real-time management solutions through reporting, display, and decision and control functions.

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

AXCESS’ Prism Video products offer a fully networked, digital video system for enterprises providing remote and local security video (CCTV) as well as digital video recording. Enterprises use this system to transmit and view video to detect security incidents. The Company offers both standards-based compression, currently H.323 and JPEG, and proprietary VSLE video compression, supported by 12 patents with applications for three more patents pending. The advanced compression technology allows video to be viewed live over traditional phone lines or on any network computer, and recorded and efficiently stored for analysis at a later time. A full array of Prism Products, including cameras, transmitters and recorders, provides customers with low cost, enterprise-wide digital video solutions over the network. Cameras and transmitters can utilize any transmission facility including phone lines, ISDN, LAN, Internet or other facility. High speed, real-time video and audio provides visibility into operations to improve life safety, improve efficiency, observe sales programs, reduce theft, and monitor compliance with both legal and corporate guidelines.

The LANconnect(TM) product line is comprised of advanced multimedia streaming network appliances that acquire video at the source, then provide advanced video and audio processing over the network to digital recorders and on to the other points of the network. The combination of highly-integrated embedded processing power and programmability allows digital video processing to be distributed at the analog source, freeing up valuable network bandwidth, reducing video storage requirements, eliminating single point of failure and enabling the user to select the quality of the video. The LANconnect system also stores video digitally, which allows fully distributed storage. These storage possibilities make the video network efficient by transmitting needed video only, yet making all of the video available on demand. Only needed, “exception-based” video is transmitted either on alarm or on-demand.

The LANcam(TM) network camera transmits digitized CCTV video directly over an enterprise LAN at low bandwidths. Each camera is independently controllable, including the control for the amount of network capacity or bandwidth the camera utilizes, which prevents performance impacts on other applications.

Network-based digital video recording can be widely distributed geographically using LANcorders(TM) to provide easy access to recorded video along with live video on-demand. AXCESS’ specialized implementation includes a software only videocassette recorder, or time-lapse recorder, utilizing standard computers on the existing network for recording rather than dedicated hardware recorders. This architecture includes distributed video recording along with playback and live viewing over an existing computer network. The Company believes that this inherently low cost and flexible architecture establishes a foundation upon which the Company may compete today and in the future.

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

Typical Applications of the Company’s products include:

•                  “Hands-free” automatic personnel identification and access control - Doors can be automatically opened as the accredited employee approaches the door, enabling rapid and easy entrance without presenting a card to be swiped. Multiple logical control zones can be set up within a facility making key areas automatically more secure as non-authorized people are quickly identified. The identification can be linked to tagged assets to improve asset management accountability.

•                  “Hands-free” automatic vehicle identification and access control - Vehicles automatically enter a controlled or gated area with a validated tag placed in the vehicle. The tag is recognized as it approaches the gate, allowing, “rolling access” and facilitating entrance and exit speed. For industrial applications, driver tags and inventory tags can be matched to ensure integrity of the shipment.

•                  Electronic asset protection and tracking - Assets, such as computers and medical equipment, are automatically tracked as they move throughout the facility and protected if they approach a perimeter door without authorization. Linking to custodian tags provides accountability and instant authorized movement.

•                  Electronic fixed asset inventory and protection - Static assets such as desktop computers can be tagged and automatically inventoried at periodic intervals. Should the assets be moved, their location is identified and automatically tracked.

•      Electronic inventory control and tracking - Inventory items, such as pallets, crates, barrels and vessels, can be automatically located, identified, and tracked as they move and protected against unauthorized removal.

•                  Corporate CCTV digital video recording - Traditional security video recording can be done digitally, apart from the source camera to ensure efficiency, quality, performance, and availability.

•                  Remote CCTV surveillance - Traditional security surveillance is provided via telephone line or over the network to give remote viewing for security central monitoring and for operations review. In retail stores this provides life safety as well as improved monitoring of operations. In schools, student monitoring is improved with live, on-campus video available to the police. In homeland defense, live video of an incident is available to authorities, including mobile professionals.

•                  Automatic personnel accounting (mustering) - In cases of catastrophic disaster involving buildings, tags on people are used to identify who exited safely.

Markets

AXCESS’ operates in the electronic security products and systems markets. Its products have been designed, built and introduced with general purpose, broad applications in mind, cutting across many industries. Some examples of product solutions in selected markets are provided below.

Retail CCTV - Management and security station personnel can use AXCESS products to remotely supervise facilities such as retail stores, convenience stores, and fast food stores from the desktop using video transmitted over an enterprise WAN, the Internet, or modem. Retail personnel can also use remote video systems in retail are used for life safety and to reduce employee theft. The Company has many notable customers in this market.

Education - Various schools and universities are implementing tagging to protect data center assets, schools, and universities are also using networked video for life safety reasons. Many schools and universities already have built-out networks, so RFID tagging and networked video may be added for the incremental cost of this equipment. Built-out networks also offer additional flexibility to move video remotely and share video data with school administrators and authorities. A federal program entitled “Safe Schools, Healthy Schools” is scheduled to fund additional security equipment in kindergarten through twelfth grade over the next several years, and AXCESS intends to market its products to schools taking advantage of this program.

Corporate Access Control and Asset Management - Employees may gain access to company premises using automatic hands-free personnel RFID tags that may also be placed on corporate assets, such as laptops, to track movements and prevent loss. AXCESS, through its control-point architecture, believes that it has a unique solution to address this market by tagging laptops and implementing control zones.

Corporate Security CCTV - The Company believes that security CCTV is the fastest growing segment for security products and systems. Management personnel can use security CCTV to view live motion video over the network and access stored video clips on-demand of operations activity, personnel corporate compliance, and security. Many existing security systems are analog, limiting video availability to cabled networks and videocassette recorder tape. AXCESS’ products provide a bridge from analog systems to digital networks. Networked video enables viewing from desktops and wireless handhelds by multiple departments. Recorded video may be made available to numerous locations on the corporate LAN or via the Internet.

Airport Security and Homeland Defense - AXCESS can provide hands-free premise access control to employees and authorized vehicles needing easy, secure access to the terminal and tarmac. The Company’s products can provide controlled access for fuel trucks at the fuel depot. Courtesy vehicles can use access control for added gate security. Networked video and recording may be added to the network infrastructure to extend security visibility throughout the terminal and grounds.

Data Center Asset Management - AXCESS products locate and protect computer servers, central processing units and other equipment using RFID tagging. Tagged servers can also be monitored with temperature sensor tags that not only protect against loss and misplacement, but also provide an early indication of potential failure. AXCESS’ products provide security and visibility from the entrances to the server and cage level. Many legacy data centers and computer rooms have the same characteristics. In addition to tagging the computers, users of AXCESS products can tag authorized personnel to facilitate easy movement of the assets and to restrict access to sensitive areas. Video complements the asset management application by providing live viewing capability into the co-location cage or cabinet area. Archived video is also available to investigate asset-based activity alarms.

Healthcare Resource Management - Company products have been designed to tag personnel and equipment to provide better utilization of clinical devices, to locate patients, and to stage devices in order to speed up procedures. Users of the Company’s RFID tagging products may reduce equipment and personnel costs associated with patients moving within the facility. The Company’s equipment may enable healthcare facilities to increase revenues from more efficient billing of equipment usage.

Inventory and Transportation Management - Cartons, pallets, containers and even missiles may be tagged so they can be located, tracked and monitored to facilitate movement, rapid order picking and inventory verification. Bar coding is common in source product labeling at the start of the supply chain. Once products are packaged in larger containers for shipping and warehousing, RFID tagging complements bar coding and the warehouse system by enabling automatic long-range identification and location of products. In production applications, the tag can be a wireless sensor for a production line, transmit information about the build specifications for a product, and send notifications from the finished goods area after production is completed.

Patents and Proprietary Technology

The Company relies on a combination of patents, trade secrets, technology licenses, and other intellectual property rights.  In total, the Company has received 13 U.S. patents with international coverage around the globe. The Company has 14 patents in various stages of prosecution with foreign patent authorities and several additional patents being prepared for filing. The period covered by the Company’s issued patents ranges from 7 to 17 years. The Company intends to protect and enforce its intellectual property rights and to preserve its rights relating to its key product technologies to the extent commercially reasonable. The Company has registered a number of trade and service marks, including AXCESS Inc.(TM), the AXCESS Inc. (logo)(TM), LANcam, ActiveTag(TM), onlineaccess.com(TM), Prism Video(TM) and LANcorder (TM).

Engineering and Development

The Prism Video(TM) product line provides flexible capture and placement of video on a network for recording and display over the network. During 2002 the Company completed the majority of integration tasks for the Prism Video (TM) line with the transmitter products the Company acquired from IVEX Corporation. The IVEX products included a network transmitter capable of serving up to eight simultaneous viewers, and a combined transmitter and recorder, which allow recording to be done and retained, near the camera. The IVEX products are being integrated into the Company’s core software platforms to offer customers an increased range of feature and function options. During 2002, the Company completed development of specific feature and function enhancements to its Prism Video (TM) product line that the Company’s integrators requested. The Company is developing advanced video processing algorithms and will continue to focus on these algorithms to increase the intelligence of the Company’s video appliances. Examples of these algorithms include advanced motion detection, motion tracking, speed and direction measurement, object addition and subtraction detection, facial recognition, and people counting.

During 2002, the Company developed a new, smaller key-fob size form factor for the RFID tags. The Company expects that this tag will reduce the cost of a personnel tag compared to previous form factor. The Company continues to look at the development of new semiconductors for integrating RFID functions into smaller, less costly devices. The Company intends to work toward the inclusion of various sensors, such as motion, humidity and power, to enable the tagging system to more fully address market needs in the data center and logistics markets. The Company anticipates that third party improvements to battery technology and manufacturing methods will enable size reduction.

Onlinesupervisor development continues to add additional data sources that can be delivered over the same platform, making the product expandable beyond RFID data on an industry specific basis into areas including condition monitoring and data mining.

Competition

The market for the Company’s products and services is intensely competitive and is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products.

A number of the Company’s competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources. The Company’s management believes that the principal factors affecting competition in the Company’s markets include product functionality, performance, flexibility and features, use of open standards technology, quality of service and support, company reputation, price and overall costs of ownership. In order to compete, the Company seeks to provide products that are technologically superior, and that deliver better value. The Company believes that the following factors help distinguish the Company’s products from those of its competitors:

The ActiveTag(TM) RFID automatic identification system benefits from low cost, long-range tag activation and transmission, which have a small form factor, long-term battery life, and also a platform for adding sensor capabilities. The activation of tags occurs at a separate low frequency, a patented approach which the Company believes give AXCESS an advantage among active RFID companies in the ability to establish physical control points, such as doorways, and virtual control points, such as hallways. The receiver system is designed as a low cost infrastructure that connects directly into legacy systems and also runs on a standard Ethernet network backbone. The system is flexible enough to support multiple applications for people, physical assets, and vehicles. Finally, the tag data is integrated with live and recorded streaming video on a multi-user browser display platform for both casual viewing and industrial requirements.

Flexibility comes from the use of dual frequencies for wake-up and transmission: low frequency on wake-up and UHF for transmission. Tag transmission at UHF penetrates all materials except metal, enabling reliable tag transmission. This also enables long range tag reads using omni-directional antennas so that no line of sight is required. A simple transmission protocol allows multiple tags to be read simultaneously. The advanced battery management design provides battery life of three to five years under normal operating conditions, and five to seven years with an enhanced battery. Control point activation, combined with the ability for tags to transmit on set time intervals or be queried individually enables the ActiveTag line to meet the major user requirements, including dynamic tracking, static tracking, multiple simultaneous tag reads, “authorized” movement of tagged assets, and a long read range for tag transmission, which the Company believes gives it an advantage. The Company believes that these features enable the system to outperform passive systems, relative location positioning systems, and infrared and combo infrared/RFID systems from competitors.

The Prism Video(TM) is a complete end-to-end system, which includes video transmitters, streaming video cameras, software digital recording, web display, and wireless handheld display are all integrated in an open architecture fashion on the network using the LAN and Internet.  The solution reduces the need for special camera cabling, also enabling network-based video recording to be placed in geographically optimal positions.  With the video on the network, all video is viewable from anywhere in the world the network provides authorized access.  The all-digital solution focuses on event-based security breach detection, alarming, and evidence recording and notification.  It makes a video security system more economic, have a greater geographical reach and operate more effectively.  Personnel are able to focus on prevention and response rather than on evidence processing.  Its efficiency is derived in part from advanced video compression performance, giving users the choice of standards-based H.323 and JPEG, or proprietary VSLE. Whether the video is compressed in the LANcam(TM) camera, the LANconnect(TM) network appliance products, or in a MicroMole video transmitter, the compression will use between two and 30 times less bandwidth than uncompressed systems. This means more cameras can be used on a given network, and if only standard modem links are available, the video performance will still be adequate. Even the fast performance proprietary scheme, VSLE, can be converted to the Windows standard .avi frame format for software-only recording and live display. The network appliances under the LANconnect product family are programmable, ready for upgrades in compression types and advanced video processing, which allows automated detection of security breaches. AXCESS believes that its solutions provide an inherent parts cost advantage over competitor’s digital video devices due to the simplicity of the compression code when implemented in an embedded system such as the LANcam. Similarly, because of this compression efficiency stored video will take up less capacity on a hard drive, or other type of storage media than other digital video recorders. All camera, transmitter, and storage products are network enabled. The Prism Video(TM) line includes over 30 interfaces to peripheral control equipment such as pan, tilt, zoom, and multiplexers making it compatible with legacy CCTV equipment and requirements.

Manufacturing and Suppliers

The Company outsources the manufacturing of its products and consequently depends on outside manufacturers to supply finished product. A large number of manufacturers in the U.S. have the capability to produce the Company’s products. The Company periodically seeks bids for manufacturing and has multiple manufacturing sources for each of its products.

Although the Company depends on a number of outside suppliers for components of its products, the Company has designed its current line of products so that it is not dependent on a single source for any of its products’ components. Although the Company has generally been able to secure adequate suppliers, the inability of the Company in the future to obtain sufficient suppliers of component parts could have a material adverse effect on the Company’s results of operations.

There are currently no long-term agreements between the Company and its manufacturers or suppliers.

Research and Development

If the Company has sufficient working capital the Company plans to continually develop new products utilizing its existing technology and plans to bring new products to market throughout 2003. During 2002 the assimilation of the IVEX video products was largely completed. New products in both video and RFID will be built upon the core platforms now in place. In RFID, the Company believes that a new tag with a key-fob form factor will offer a lower cost and smaller version of the existing personnel access control tag. The company believes this new tag will also be used for protecting assets from theft. In video, the Company believes that the architecture acquired from IVEX will lead to products with advanced detection software for automatically detecting security incidents. The new products should take advantage of the ability to record and store security video at the camera location and transmit both live and recorded security video via multiple simultaneous connections to critical users.  There can be no assurance that the Company will have sufficient working capital to undertake these activities.

During 2002 and 2001, the Company spent $1,632,385 and $2,355,269, respectively, for research and development and plans to continue spending similar amounts in fiscal year 2003 to develop products to support the Company’s continued revenue growth.

Employees

As of December 31, 2002, the Company had 17 full-time employees.  The Company furloughed all of its employees on October 16, 2002 and recalled 13 full-time employees during January 2003.

Government Regulation

Government regulations have not had, nor are they expected to have, a material effect on the Company’s financial condition, results of operations or competitive position. FCC approval is required for some of the Company’s principal products.

Environmental Factors

There has been, and it is anticipated that there will continue to be, no material effect upon the Company’s capital expenditures, earnings, or competitive position due to compliance with existing provisions of federal, state and local laws regulating the discharge of material into, or otherwise relating to the protection of, the environment.

Risk Factors

We operate in a changing environment that involves numerous risks, some of which are beyond our control. The following highlights some of these risks.

Ability to Continue as a Going Concern

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2002. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

The Company’s business plan for 2003 is predicated principally upon the successful marketing of its RFID products and the digital video products. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2003.

Liquidity Problems; Need for Additional Financing

We do not have sufficient working capital to sustain our operations.  We have been unable to generate sufficient revenues to sustain our operations.  Failure to obtain additional capital could cause delay or abandonment of our business plans. The Company anticipates that it will depend on outside sources of capital to fund operating losses for a significant portion of the next twelve months. Additional capital may also be required for a variety of other reasons, including unforeseen delays, unanticipated expenses, increased capital requirements, engineering design changes and other technology risks or other corporate purposes. These additional funds may not be available. Even if those funds are available, we may not be able to obtain them on a timely basis, or on terms acceptable to us. Failure to obtain additional funds could result in the delay or abandonment of our development and expansion plans and we may be unable to fund our ongoing operations. Furthermore, the Company has substantial indebtedness in the form of demand notes and does not have the financial ability to satisfy a demand if made.

History of Losses and Expectation of Future Losses; Uncertainty of Future Profitability; Limits on Operations

From our incorporation in 1982 through December 31, 2002, we have incurred an accumulated loss of approximately $136.8 million and have been profitable in only one fiscal year during that time. There can be no assurance that we will generate sufficient revenues to achieve profitability in the future. If the Company is unable to generate sufficient revenues, the valuation of purchased intellectual property may be affected. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Continued slow revenue growth and operating losses by the Company may indicate circumstances requiring an impairment to be recorded.

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

Future Development of Products

Introducing new technology involves, without limitation, risks of “bugs”, prior release compatibility, customer modifications affecting standard interfaces, and unanticipated application environment anomalies. Although we use rigorous testing procedures and protocols, delays in product introductions or shipments could have a material adverse effect on our results of operations.

Much of our ability to compete depends on trade secrets, know-how and proprietary technical knowledge that are unprotected by patents. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously when appropriate, there can be no assurance that these efforts will be successful. Such protections may not preclude competitors from developing products similar to ours. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent, as do the laws of the United States. There can also be no assurance that third parties will not assert intellectual property infringement claims against us. Any such infringement claim could result in protracted and costly litigation and could have a material adverse effect on our results of operation regardless of the outcome.

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

Our business would be adversely affected if we were to incur difficulties or delays in developing new products or enhancements or if those products or enhancements did not gain market acceptance. Specifically:

•                  we may not be successful in identifying, developing and marketing product enhancements or new products that respond to technological change or evolving industry standards;

•                  we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products; and

•                  our new products and enhanced products may not adequately meet the requirements of the marketplace and achieve market acceptance or may not keep pace with advances made by our competitors.

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

OTC Bulletin Board Listing

Trading of our shares is conducted in the over-the-counter market on the National Association of Securities Dealers’ OTC Bulletin Board and/or on the pink sheets of the National Quotation Bureau. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock than when it was traded on the NASDAQ SmallCap Market. In addition, our common stock is subjected to rules promulgated under the Exchange Act applicable to penny stocks. The Commission has adopted regulations that generally define a “penny stock” to be an equity security that has a market price (as determined pursuant to regulations adopted by the Commission) or exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are now subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Consequently, the penny stock rules may adversely affect the ability of broker-dealers to sell our common stock and may affect the ability of purchasers of our common stock to sell such securities in the secondary market.

Small Trading Volume and Volatility of Stock Price

The weekly trading volume of our common stock in the over-the-counter market during 2002 varied from a hundred shares to 22,500 shares, which may tend to increase the volatility of the price. From January 2002 through December 31, 2002, the closing bid price of our common stock in the over-the-counter market has varied from a low of $0.25 to a high of $4.15 per share. There can be no assurance that the price volatility will not continue in the future.

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

Potential Adverse Effect of Shares Eligible for Future Sale; Outstanding Convertible Securities and Warrants

Future sales of our common stock in the public market by existing stockholders warrant holders and holders of convertible securities subsequent to the date hereof could adversely affect the market price of our common stock. At March 15, 2003, 16,566,148 shares of common stock were issued and outstanding with approximately 1,800,000 shares freely tradable without restriction under the Securities Act. If exercised, the convertible debt, convertible securities, warrants and options outstanding at March 15, 2003, would result in over 8,000,000 additional shares of common stock issued and outstanding. See Notes 10, 11, and 13 in Notes to Consolidated Financial Statements.

Voting Control of the Company Held by the Amphion Group

As of March 15, 2003, Amphion Ventures, L.P. and affiliates of Amphion Ventures, L.P. including Amphion Partners, Amphion Investments, Antiope Partners, XL Vision, Inc. and VennWorks LLC (formerly incuVest LLC) (collectively, the “Amphion Group”) owned approximately 81% of our outstanding voting stock. This level of ownership provides the Amphion Group with the power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. Additionally, two of our five directors are affiliates of the Amphion Group.

Item 2. DESCRIPTION OF PROPERTIES.

The Company leases a 6,509 square foot facility in Carrollton, Texas used for administrative, engineering and sales offices. This facility is rented under a month-to-month agreement. The monthly rent is $5,000. The Company leases 3,171 square feet in Tustin, California used for engineering space. This lease will terminate in September 2005. The monthly rent is $5,951. The Company’s facilities are suitable and adequate to accommodate the Company’s operations. The Company’s management considers each of these facilities to be in good condition and is of the opinion that the facilities are adequately covered by insurance.

Item 3. LEGAL PROCEEDINGS.

In Charles Martin v. AXCESS, Inc., JAMS Arbitration filed on or about October 2001, Charles Martin, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in contractual severance pay. The arbitrator ruled in November 2002, that Mr. Martin had no basis for his claim and the Company owed him no additional amounts.

In Stephen L. Briggs v. AXCESS, Inc., JAMS Arbitration filed on October 2, 2001, Stephen Briggs, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in severance pay.   In January 2002, Mr. Briggs signed a release and dropped his request for arbitration and the Company owed him no payment.

Barth Technologies Incorporated (“BTI”), filed a lawsuit against the Company in state district court in Tarrant County, Texas on October 18, 2001. BTI was a vendor to the Company and seeks damages of $263,655 for non-payment for services and supplies provided. During the first quarter of 2003, the Company reached a tentative settlement in this case and should become final during the second quarter of 2003.

Pioneer Standard Electronics, Incorporated ("Pioneer"), filed a lawsuit against the Company in the county court in Dallas County, Texas on September 28, 2001.  Pioneer was a vendor to the Company and seeks damages of $81,533 for non-payment for services provided.  During the first quarter of 2003, Pioneer was granted a judgment for the entire amount.  The Company is attempting to settle this claim, but has limited resources to do.  Other similar cases have been filed against the Company with claims aggregating $196,493.  At December 31, 2002, the Company has accrued the deliquent amounts payable for the claims described in this paragraph.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common shares trade on the over-the-counter bulletin board under the symbol AXSI.BB.  Prior to September 2002 the Company’s common stock traded on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the symbol AXSI. The Company was notified in September of 2002 that it no longer qualified for the Nasdaq SmallCap minimum listing requirements.  The table below sets forth high and low closing prices for the common stock during each of the periods indicated, as reported by NASDAQ. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	2002		2001
QUARTER ENDED	LOW	HIGH	LOW	HIGH
March 31	$2.20	$4.36	$3.19	$5.50
June 30	0.93	2.50	3.52	5.75
September 30	1.00	1.98	3.25	6.10
December 31	0.25	1.01	3.50	8.45

As of March 12, 2003, the Company had 1,159 holders of record of voting common stock and one holder of record of non-voting common stock.

The Company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future as it contemplates retaining all earnings to finance the continued growth of the Company’s business.

Equity Compensation Plans

Information concerning the 2001 Equity Incentive Plan and the 1998 Directors Compensation Plan is presented in the table that follows.  See “Item 13.  Stock Options and Warrants” in the notes to the financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,175,999	$3.20	974,001
Equity compensation plans not approved by security holders	—	—	—
Total	2,175,999	$3.20	974,001

Recent Sale of Unregistered Securities

During 2002 the Company issued unregistered securities in connection with each of the transactions described below. The issuance of the preferred stock, common stock and promissory notes were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates and warrants.  Information regarding sales in 2001 is provided to support disclosures contained elsewhere in this Form 10-KSB.

VennWorks

On January 12, 2001, the Company entered into a 9.0% convertible demand note (“9% Demand Note”) with VennWorks. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.  On March 30, 2001, VennWorks elected to convert $2,000,000 of demand note borrowings into 200 shares of Series 2000 non-voting Preferred Stock, leaving a balance of $16,106 under the 9% Demand Note outstanding at March 31, 2001. During the three months ended June 30, 2001, the Company borrowed an additional $1,070,000 under the 9% Demand Note. On June 29, 2001, VennWorks elected to convert $1,080,000 of the principal balance and $80,000 of accrued interest payable on this note into 116 shares of Series 2000 non-voting Preferred Stock, leaving a balance of $6,106 under this note outstanding at June 30, 2001. During the three months ended September 30, 2001, the Company borrowed an additional $600,000 under the 9% Demand Note. On September 28, 2001, VennWorks elected to convert $600,000 of the principal balance on this note into 60 shares of Series 2000 non-voting Preferred Stock, leaving a balance of $6,106 under this note outstanding at September 30, 2001. During the three months ended December 31, 2001, the Company borrowed an additional $797,149 under this note, leaving a balance of $803,255 under this note outstanding at December 31, 2001.  No borrowings were made under this note during 2002.  On December 31, 2002 there was an outstanding balance of $803,255 on this note.

The Company entered into a 6.75% convertible note with VennWorks LLC dated February 14, 2002. During 2002 the Company borrowed $814,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks on terms yet to be specified. The borrowings are unsecured and are due and payable on demand by VennWorks.

Amphion Ventures, L.P

On June 29, 2001, Amphion Ventures, L.P. elected to convert $580,000 of the outstanding principal balance and $140,000 of accrued interest of a 10% note payable, dated April 30, 1998, issued by the Company to Amphion Ventures, L.P. The borrowings and interest payable were converted into 72 shares of the Company’s Series 2000 Non-Voting Preferred Stock.

On September 28, 2001, the Amphion Group elected to convert (a) 306.25 shares of Series 2000 Non-Voting Preferred Stock with an issue price of $10,000 per share and a conversion price of $3.50 per share, into 875,000 shares of the Company’s common stock, (b) 214 shares of Series J Preferred Stock with an issue price of $10,000 per share and a conversion price of $4.00 per share, into 535,000 shares of the Company’s common stock, and (c) 556.55 shares of Series I Preferred Stock with an issue price of $10,000 per share and a conversion price of $4.00 per share, into 1,391,374 shares of the Company’s common stock.

On December 31, 2001, the Amphion Group elected to convert (a) 1,497.04 shares of Series 2000 Non-Voting Preferred Stock with an issue price of $10,000 per share and a conversion price of $3.50 per share, into 4,277,264 shares of the Company’s common stock, (b) 1,783.34 shares of Series J Preferred Stock with an issue price of $10,000 per share and a conversion price of $4.00 per share, into 5,095,254 shares of the Company’s common stock, (c) 70,356 shares of Series A Preferred Stock with an issue price of $26 per share and a conversion price of $1.00 per share into 70,356 shares of the Company’s common stock, (d) 64,410 shares of Series B Preferred Stock with an issue price of $28.40 per share and a conversion price of $1.00 per share, into 64,410 shares of the Company’s common stock and (e) 31,087 shares of Series C Preferred Stock with an issue price of $30.20 per share and a conversion price of $1.00 per share, into 31,087 shares of the Company’s common stock.

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

The Company entered into a 6.75% convertible note with Amphion Ventures L.P. (“Amphion Ventures”), dated February 28, 2002. During 2002 the Company borrowed $1,255,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures on terms yet to be specified. The borrowings are unsecured and are due and payable on demand by Amphion Ventures.

Amphion Investment, LLC

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the nine months ended September 30, 2002, the Company borrowed $355,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments on terms yet to be specified. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

IVEX Asset Purchase

Effective November 30, 2001, the Company completed its acquisition of certain of the assets of IVEX Corporation (“IVEX”), a privately held corporation engaged in the design, manufacture and marketing of video security technology and video storage products. The purchase price for the assets included 148,000 shares of the Company’s common stock.

Dividends

The holders of the Company’s Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock. The holders of Series I Preferred Stock, Series J Preferred Stock, Series 1999 Voting Preferred Stock, and Series 2000 Non-Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock.

In 2002, the Company issued no preferred stock in lieu of dividends.

Preferred Stock Conversion Terms

Series A, B and C Preferred Stock. Each share of Series A, B, and C Convertible Preferred Stock is convertible at the option of the holders into voting common stock on a share-for-share basis. The Company may redeem the Series A, B and C Convertible Preferred Stock at any time at the $26.00, $28.40 and $30.20 stated value, respectively, plus accrued dividends, subject to the stock holder’s right to convert to voting common stock for 10 business days following receipt of the Company’s notice of redemption. As of December 31, 2002, no shares of Series A and B Convertible Preferred Stock were outstanding.

Series I and J Preferred Stock. Each Share of Series I Preferred Stock and Series J Preferred Stock is convertible in whole or in part at any time at the option of the holder into shares of voting or non-voting common stock of the Company, respectively, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $2.51 per share. The Series I Preferred Stock and the Series J Preferred Stock are both subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the $10,000 stated value, plus any accrued, but unpaid dividends thereon. The Company’s optional right of redemption is subject to each Series I Preferred Stock or Series J Preferred Stock holder’s right to convert such preferred stock into voting or non-voting common stock, as the case may be, within 10 business days after the Company’s notice of redemption.  The Series I Preferred Stock and the Series J Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company’s voting or non-voting common stock, as the case may be, if the closing bid price of the Company’s common stock on the NASDAQ SmallCap Market is at least $10.00 per share for a period of at least 90 consecutive trading days.

Series 1999 Preferred Stock and Series 2000 Preferred Stock. Each share of Series 1999 and Series 2000 Preferred Stock is convertible in whole or in part at any time at the option of the holder into a number of shares of voting or non-voting common stock of the Company, as the case may be, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $2.50 or $3.50, respectively.  The Series 1999 Preferred Stock and the Series 2000 Preferred Stock are both subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the $10,000 stated value, plus any accrued, but unpaid dividends thereon. The Company’s optional right of redemption is subject to each Series 1999 Preferred Stock or Series 2000 Preferred Stock holder’s right to convert such preferred stock into voting or non-voting common stock, as the case may be, within 10 business days after the Company’s notice of redemption.   The Series 1999 Preferred Stock and the Series 2000 Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company’s voting or non-voting common stock, as the case may be, if (a) the closing bid price of the Company’s common stock on the NASDAQ SmallCap Market is at least $7.50 per share for a period of at least 20 consecutive trading days and (b) the trading volume of the common stock on the NASDAQ SmallCap Market is at least 50,000 shares per day as measured by NASDAQ during each of such 20 consecutive trading days.  As of December 31, 2002 there were no Series 2000 Preferred shares outstanding.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recent Developments:  Going Concern and Liquidity Problems

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2002. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

We do not have sufficient working capital to sustain our operations.  We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

See “Risk Factors.”

Results of Operations

Sales and Gross Profit. Sales for the year ending December 31, 2002 and 2001 were $1,596,221 and $2,696,404, respectively. The Company realized gross profits of $383,220 in 2002 and $383,232 in 2001. Four customers accounted for 49% of the total revenue in 2002 and one customer in the convenience store market accounted for 49% of the total sales for 2001.

RFID product sales were $641,810 and $756,506 for 2002 and 2001, respectively. Cost of sales were $498,352 in 2002. Cost of sales were $690,872 in 2001. The Company realized gross profits of $143,458 and $65,634 in 2002 and 2001, respectively.  The increase in gross margin percent is mainly related to a reduction of production and warranty expenses.

Digital video product sales were $954,411 and $1,939,898 for 2002 and 2001, respectively. Cost of sales were $714,649 in 2002 and $1,622,300 in 2001. As a result gross profits from digital video products were $239,762 in 2002 and $317,598 in 2001. The decrease in revenue was primarily due to a video system sales to a single customer in the retail/convenience store market, which accounted for 68% of video system sales in 2001. The increase margin percent was primarily due to the decrease in production and warranty expense and the decrease in sales of lower margin product to the above mentioned customer.  Two customers accounted for 56% of the video sales during 2002.

Operating Expenses. Operating expenses were $4,840,043 and $11,524,438, in 2002 and 2001, respectively. The Company was able to lower its research and development, general and administrative, selling and marketing and depreciation and amortization expenses.

Research and development expenses were $1,632,385 in 2002 and $2,355,269 in 2001. The decrease was due to a thirty three percent reduction of staffing and a significant reduction in the usage of contract labor.

Acquired in-process research and development costs in 2001 consisted of costs allocated to intellectual property rights acquired from IVEX. The cost of acquiring the intellectual property rights of $336,029 was expensed at the date of the acquisition because the acquired research and development had no alternative future uses and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing before it can be incorporated into future releases of the Company’s digital video products. The Company completed the development and integration of the initial application of this technology in its products in 2002.

Corporate general and administrative expenses were $1,568,969 and $2,043,914 in 2002 and 2001, respectively. The decrease is attributable to a reduction in employee headcount by approximately twenty percent during 2002, a reduction of an investor relations campaign and reduced legal expenses, offset by an increase in the directors and liability insurance.

Selling and marketing expenses were $1,072,425 and $2,432,105 in 2002 and 2001, respectively. The Company decreased its advertising, marketing and selling expenses to concentrate on developing its indirect sales channel.

Depreciation and amortization expenses were $566,264 for 2002 compared to $4,357,121 for 2001.  The decrease is primarily a result of a $2,797,063 impairment of intangible assets recorded in 2001. See Note 1 of the Notes to Financial Statements.

Other income (expense), net was $(1,144,311) and $(1,055,559) in 2002 and 2001, respectively. Interest expense was $1,152,898 and $1,382,163 in 2002 and 2001, respectively. This decrease in interest expense reflects a reduced discount amount relating to the Prism Note and the maturity of the Amphion Convertible Note. Interest income was $0 and $327,037 in 2002 and 2001, respectively. This decrease was a result of a decrease in interest earned due to the default of the Amphion Note Receivable.

Net loss was $5,601,134 and $12,196,765 in 2002 and 2001, respectively. The decrease of $6,595,631 in net loss of 2002 can be attributed to the decrease in depreciation, amortization and impairment charge relating to the intangible assets and lower operating expenses as a result of headcount reductions.

Liquidity and Capital Resources

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital requirements. At December 31, 2002, the Company had a working capital deficit of $13,387,952.

The Company’s operations continued to generate losses in 2002. The Company’s cash increased $33,249 during 2002 with operating activities using $3,233,158 of cash. The Company funded operations primarily through borrowings from the Amphion Group with financing activities providing net cash of $3,397,739. No assurance can be given that such affiliates will continue to provide funding to the Company.  The Company’s business plan for 2003 is predicated principally upon the successful marketing of its RFID and digital video products. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2003.

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

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2002. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

The Company’s business plan for 2003 is predicated principally upon the successful marketing of its RFID products and the digital video products. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2003.

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

During the first quarter of 2003 the Company has closed an additional $305,000 from accredited investors under a convertible note agreement similar to the one it closed in July 2002.

The Company is the holder of a note due from the Amphion Group in the principal amount of $3,902,375, plus accrued interest in the amount of $809,540. In 2001, the Amphion Group converted shares of various series of non-voting preferred stock of the Company into voting common stock. See “Item 5. Market for Common Equity and Related Stockholder Matters — Recent Sale of Unregistered Securities.” As a result of the Amphion Group’s conversions, the Amphion Group’s ownership of outstanding voting stock of the Company increased from 40.1% to 82.6%. As of December 31, 2002 the Amphion Group ownership percent is 81%.  In addition, the Amphion Group made no principal payments on this note in 2001 or 2002 and there is uncertainty regarding when the note will be paid. Consequently, the Company reclassified the note on the Company’s balance sheet from assets to stockholders’ equity. This reclassification reduced the Company’s total assets, as stated on the December 31, 2001 balance sheet, from $7,485,546 to $2,773,631 and increased total stockholders’ deficit from $3,213,583 to $7,925,498.  This note was to have matured on September 30, 2002; the note is currently in default.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, (“FAS 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company began to apply the new rules on accounting for other intangible assets beginning in the first quarter of 2002. The Company’s intangible assets at December 31, 2002 will continue to be amortized under FAS 142. Accordingly, adopting FAS 142 did not have a material effect on the Company’s financial condition or results of operation.

The FASB has also recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), which we adopted January 1, 2002. The FASB’s new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“FAS 121”). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact the accounting for intangible assets subject to amortization and property and equipment. The adoption of FAS 144 did not have a significant impact on the Company’s financial condition or results of operations

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS 146 nullifies FASB Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123 (“SFAS 148”).  For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method).  The amendment permits two additional transition methods for adoption of the fair value method.  In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method).  For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed.  The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by APB No. 25, Accounting for Stock Issued to Employees, and plans to continue using this method to account for stock options.  Therefore, it does not intend to adopt the transition requirements as specified in SFAS 148.

Critical Accounting Policies

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must make a variety of estimates that affect the reported amounts and related disclosures. The following accounting policies are currently considered most critical to the preparation of our financial statements. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

Allowance for Doubtful Accounts

The Company continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. The Company evaluates the collectability of its accounts based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to us, the Company records a specific reserve for bad debts against amounts due. The Company has not experienced significant losses on uncollectible accounts receivable.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing the Company’s purchased technologies have grown slowly and the Company recorded an impairment charge of $2,797,063 in the fourth quarter of 2001, representing the amount by which the carrying amount of the intangible assets exceeded their estimated fair values. The Company believes that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet our expectation, the Company may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position.

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

Item 7. FINANCIAL STATEMENTS.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

At a meeting held on October 10, 2002, the Board of Directors of the Company approved the engagement of Hein + Associates LLP as its independent auditors for the fiscal year ending December 31, 2002 to replace the firm of Ernst & Young LLP, who resigned as auditors of the Company effective October 10, 2002. The audit committee of the Board of Directors approved the change in auditors on October 10, 2002 subject to approval of shareholders.

The reports of Ernst & Young LLP on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports of the financial statements as of and for the year ended December 31, 2001 and 2000 included an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2001 and 2000, and in the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.   The Company requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated October 10, 2002 was filed as Exhibit 1 to the Form 8-K filed by the Company on October 15, 2002.

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information regarding Directors, Executive Officers, Promoters and Control Persons is incorporated by reference in this Form 10-KSB to the sections entitled “Principal Shareholders,” “Management,” and “General” in the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 24, 2003.

Item 10. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference in this Form 10-KSB to the section entitled “Management” in the Company’s Proxy Statement.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference in this Form 10-KSB to the sections entitled “Principal Shareholders” and “Management” in the Company’s Proxy Statement.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference in this Form 10-KSB to the section entitled “Management” in the Company’s Proxy Statement.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description

3.1	—Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 2-80946).

3.2	—By-laws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 2-80946).

3.3

—First Amendment to Certificate of Incorporation of the Company dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1987.

3.4

—Second Amendment to Certificate of Incorporation of the Company dated May 27, 1987. Incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1987.

3.5

—Third Amendment to Certificate of Incorporation of the Company dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-10665).

3.6

—Fourth Amendment to Certificate of Incorporation of the Company dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-10665).

3.7

—Fifth Amendment to Certificate of Incorporation of the Company dated June 25, 1997. Incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Registration No. 333-10665).

3.8	—Sixth Amendment to Certificate of Incorporation of the Company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 13, 1998.

3.9

—Seventh Amendment to Certificate of Incorporation of the Company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 13, 1998.

3.10	—Eighth Amendment to Certificate of Incorporation of the Company dated April 9, 1998. Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 13, 1998.

3.11

—Ninth Amendment to Certificate of Incorporation of the Company dated June 9, 1999. Incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

3.12

—Certificate of Amendment of Certificate of Incorporation of the Company dated June 6, 2000. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

3.13	—Certificate for Renewal and Revival of Charter dated April 10, 2003.*

4.1

—Certificate of Designation of the Company’s Series A, B and C Preferred Stock, dated December 27, 1995. Incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (Registration No. 333-10665).

4.2

—Certificate of Designation of the Company’s Series I Preferred Stock. Incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

4.3

—Certificate of Designation of the Company’s Series J Preferred Stock. Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

4.4

—Certificate of Designation of the Company’s Series 1999 Preferred Stock. Incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

4.5

—Certificate of Designation of the Company’s Series 1999 Non-Voting Preferred Stock. Incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

4.6

—Certificate of Designation of the Company’s Series 2000 Non-Voting Preferred Stock. Incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.1	—1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics’ Annual Report on Form 10-KSB for the year ended December 31, 1991. +

10.2

—Purchase of common stock and Convertible Note Agreement between the Company and J. P. Morgan Investment Corporation, dated July 8, 1994. Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1994.

10.3

—Note Purchase Agreement dated June 25, 1997, by and among the Company, J. P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

10.4

—Amendment to Notes and Note Purchase Agreement dated December 31, 1998, by and among the Company, Antiope Partners L.L.C. and J. P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.5

—Series H Preferred Stock Purchase Agreement dated December 29, 1997, by and among the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the 10.1 year ended December 31, 1997.

10.6

—Preferred Stock Purchase Agreement dated October 21, 1998 by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.7

—Form of Warrant to purchase shares of the Company’s common stock issued to Antiope Partners L.L.C. and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.8

—Settlement Agreement dated as of April 21, 1998, by and between the Company and Xerox Corporation. Incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.9

—Note Payable Conversion Agreement dated December 31, 1998, by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.10

—Note Payable Conversion Agreement dated December 31, 1998, by and between the Company and Antiope Partners L.L.C. Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.11

—Note Payable Conversion Agreement dated December 31, 1998, by and between the Company and J. P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.12

—Stock and Asset Purchase Agreement dated March 30, 1999, by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.13

—Asset Purchase Agreement dated July 15, 1999, by and between the Company and Prism Video, Inc. Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 28, 1999.

10.14

—Convertible Note Payable dated September 30, 1999, executed by the Company payable to Amphion Ventures L.P. in the stated principal amount of up to $6,000,000. Incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report Form 10-QSB for the period ended September 30, 1999.

10.15

—Form of Dividend Conversion Agreement by and between the Company and Amphion Ventures L.P. and Jackson Hole Management Co. Incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999.

10.16

—Registration Rights Agreement dated September 30, 1999 by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999.

10.17

—Letter Agreement dated December 30, 1999, by and between the Company and Amphion Ventures L.P. regarding the Convertible Note Payable dated September 30, 1999. Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.18

—Non-Voting Common Stock Purchase Warrant dated September 30, 1999, to purchase 180,362 shares of the Company’s non-voting common stock, issued to Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.19

—Employment Agreement dated July 16, 1999, by and between the Company and Allan Griebenow. Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999. +

10.20	—AXCESS Inc. Stock Option Plan. Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80857). +

10.21	—AXCESS Inc. Director Compensation Plan. Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80843). +

10.22

—Stock Purchase Agreement dated March 29, 2000, by and between the Company and incuVest LLC. Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.23	—AXCESS Inc. Non-Employee Directors’ Stock Option Plan. Incorporated herein by reference to Exhibit 4. (a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-98160). +

10.24

—Amendment No. 1 to the AXCESS Inc. 1991 Incentive Stock Option Plan dated April 26, 2000. Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2000. +

10.25

—Commitment letter dated August 16, 2000, from incuVest LLC regarding the purchase of 500 shares of Series 2000A Preferred Stock. Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

10.26

—Demand Note dated as of September 14, 2000, executed by the Company payable to incuVest LLC in the principal amount of $400,000. Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

10.27

—Senior Promissory Note dated December 14, 2000, executed by the Company payable to J.P. Morgan Investment Corporation, in the principal amount of $400,000. Incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.28

—Voting Common Stock Purchase Warrant dated December 14, 2000, to purchase 8,000 shares of the Company’s voting common stock, issued to J.P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.29

—Letter dated December 26, 2000, from incuVest LLC regarding conversion of the Demand Note dated September 14, 2000, executed by the Company payable to incuVest LLC. in the principal amount of $400,000. Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.30

—Letter dated December 29, 2000, from Amphion Ventures, LP to the Company regarding Series A, B, and C Preferred Stock Dividends. Incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.31

—Letter dated December 29, 2000, from Jackson Hole Management Co. to the Company regarding Series C Preferred Stock Dividends. Incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.32

—Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000. Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.33	—Amended Schedule of Advances to the Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000.

10.34

—Subordinated Promissory Note dated April 30, 1999 executed by Amphion Ventures L.P. payable to the Company, in the principal amount of $4,000,000. Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.35

—Security Agreement dated April 30, 1999 by Amphion Ventures L.P. in favor of the Company regarding the Stock and Asset Purchase Agreement dated March 30, 1999 by and among Amphion Ventures L.P., Antiope Partners, L.L.C. and the Company. Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.36

—Notice of Assignment dated July 28, 1999 from the Company to Amphion Ventures, L.P. regarding the April 30, 1999 Purchase Note executed by Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.37

—Security Agreement dated July 28, 1999 among the Company and Prism Video, Inc. regarding the Subordinated Promissory Note dated as of April 30, 1999 executed by Amphion Ventures L.P. payable to the Company. Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.38

—Purchase Note dated July 28, 1999 executed by the Company payable to Prism Video, Inc. and BIL Far East Holdings Limited, in the principal amount of $4,000,000. Incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.39	—Demand Note dated as of November 14, 2001, executed by the Company payable to Amphion Ventures, L.P. in the principal amount of $200,000.

10.40	—Amended Schedule of Advances to the Demand Note dated as of November 14, 2001, executed by the Company payable to Amphion Ventures, L.P. in the principal amount of $200,000.

10.41	—AXCESS Inc. 2001 Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.42

—Demand note dated as of January 25, 2002, executed by the Company payable to Amphion Investments, LLC in the principal amount of $200,000 (plus additional amounts shown on the schedule of advances to the note).  Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.43

—Demand note dated as of February 14, 2002, executed by the Company payable to VennWorks, LLC in the principal amount of $150,000 (plus additional amounts shown on the schedule of advances to the note).  Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.44

—Demand note dated as of February 28, 2002, executed by the Company payable to Amphion Ventures, LP in the principal amount of $150,000 (plus additional amounts shown on the schedule of advances to the note).  Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.45

—Form of Bridge Financing Agreement, dated as of July 30, 2002, between the Company and certain investors.  Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.46

—Voting Common Stock Purchase Warrant, Dated July 5, 2002, issued to J.P. Morgan Investment Corporation, for the purchase of 10,000 Shares of voting common stock.  Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.47

—Senior Promissory Note, dated April 12, 2002, executed by the Company payable to J.P. Morgan Investment Corporation in the principal amount of $400,000.  Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

13.3	—Certificate for Renewal and Revival of Corporate Charter dated April 10, 2003.*

21.1	—Subsidiaries of the Company.*

23.1	—Consent of Hein & Associates LLP.*

23.2	—Consent of Ernst & Young LLP.*

99.1	—906 Certification

*                                 Filed herewith

+                                 Denotes management contract or compensatory plan.

(b) Reports on Form 8-K. None.

Item 14. CONTROLS AND PROCEDURES

Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)           Changes in Internal Controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April 2003.

AXCESS INTERNATIONAL INC.

By:	/s/ Richard C.E. Morgan
Richard C.E. Morgan, Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the      th day of March 2003.

Signature	Capacity

/s/ Richard C.E. Morgan	Chairman of the Board
Richard C.E. Morgan

/s/ Allan Griebenow	Director, President and Chief Executive Officer
Allan Griebenow	(Principal Executive Officer)

/s/ Allan L. Frank	Chief Financial Officer
Allan L. Frank	(Principal Accounting and Financial Officer)

/s/ Paul J. Coleman, Jr.	Director
Paul J. Coleman, Jr.

/s/ Robert J. Bertoldi	Director
Robert J. Bertoldi

/s/ Robert F. Hussey	Director
Robert F. Hussey

CERTIFICATIONS

I, Allan Griebenow, certify that:

1.               I have reviewed this annual report on Form 10-KSB of Axcess International Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report  (the  “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the   registrant’s auditors and the audit committee of registrant’s board of directors  (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 15, 2003

/s/ ALLAN GRIEBENOW
Allan Griebenow, President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, Allan Frank, certify that:

1.               I have reviewed this annual report on Form 10-KSB of Axcess International Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report  (the  “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the   registrant’s auditors and the audit committee of registrant’s board of directors  (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 15, 2003

/s/ ALLAN L. FRANK
Allan L. Frank, Vice President, Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

FINANCIAL SECTION OF THE 2002 FORM 10-KSB

REPORT OF HEIN + ASSOCIATES LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders AXCESS Inc.

We have audited the accompanying consolidated balance sheet of AXCESS Inc. (the Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXCESS Inc., at December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s working capital deficiency and recurring losses from operations and resulting continued dependence upon access to additional external financing raise substantial doubt about its ability to continue as a going concern.  If the Company is unable to generate profitable operations or raise additional capital it may be forced to seek protection under federal bankruptcy laws.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN + ASSOCIATES LLP

March 6, 2003
Dallas, Texas

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders AXCESS Inc.

We have audited the accompanying consolidated balance sheet of AXCESS Inc. (the Company) as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXCESS Inc., at December 31, 2001, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s working capital deficiency and recurring losses from operations and resulting continued dependence upon access to additional external financing raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

April 10, 2002 Dallas, Texas

AXCESS INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$33,249	$—
Restricted cash	140,000	—
Accounts receivable - trade, net of allowance for doubtful accounts of $67,908 and $21,678, respectively.	85,379	158,279
Inventory	231,619	699,058
Prepaid expenses and other	93,944	623,224

Total current assets	584,191	1,480,561

Property, plant and equipment, net	213,794	519,049
Intellectual property, net	447,245	744,787
Other assets	29,384	29,234

Total assets	$1,274,614	$2,773,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,404,060	$1,850,596
Accrued liabilities	1,501,727	863,768
Restricted cash for future funding	140,000	—
Notes payable:
Stockholders, including $2,477,979 in default	10,405,227	7,912,378
Other	65,844	47,105
Dividends payable	455,285	25,282
Total current liabilities	13,972,143	10,699,129

Note payable to stockholder	1,000,000	—
Discount on convertible debt	(956,148)	—

Total liabilities	14,015,995	10,699,129

Commitments and contingencies (Notes 2, 6, 9 and 14)

Stockholders’ deficit:
Convertible preferred stock, 7,000,000 shares authorized; 11,976 shares issued and outstanding in 2002 and 12,028 in 2001; $4,872,847 aggregate liquidation preference in 2002 and $5,392,847 in 2001	4,872,847	5,392,847
Common stock, $.01 par value, 50,000,000 shares authorized in 2002 and 2001; 16,566,148 shares issued and outstanding in 2002 and 15,848,179 shares issued and outstanding in 2001	165,662	158,482
Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; 112,492 shares issued and outstanding in 2001, convertible into common stock on a one for one share basis	—	1,125
Additional paid-in capital	123,768,261	121,447,062
Shares of common stock issuable pursuant to asset purchase agreement	—	592,000
Note receivable and accrued interest due from stockholder, in default	(4,711,915)	(4,711,915)
Accumulated deficit	(136,836,236)	(130,805,099)

Total stockholders’ deficit	(12,741,381)	(7,925,498)

Total liabilities and stockholders’ deficit	$1,274,614	$2,773,631

See accompanying notes.

AXCESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 and 2001

	2002	2001

Sales	$1,596,221	$2,696,404
Cost of sales	1,213,001	2,313,172

Gross profit	383,220	383,232
Expenses:
Research and development	1,632,385	2,355,269
Acquired in-process research and development	—	336,029
General and administrative	1,568,969	2,043,914
Selling and marketing	1,072,425	2,432,105
Depreciation, amortization and impairment	566,264	4,357,121

Operating expenses	4,840,043	11,524,438

Loss from operations	(4,456,823)	(11,141,206)

Other income (expense):
Interest expense	(1,152,898)	(1,382,163)
Interest income	—	327,037
Other	8,587	(433)

Other expense, net	(1,144,311)	(1,055,559)

Net loss	(5,601,134)	(12,196,765)

Preferred stock dividend requirements	(430,003)	(7,016,234)

Net loss applicable to common stock	$(6,031,137)	$(19,212,999)

Basic and diluted net loss per share	$(0.37)	$(4.57)

Weighted average shares of common stock outstanding	16,132,374	4,201,253

See accompanying notes.

AXCESS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2002 and 2001

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		NON-VOTING CONVERTIBLE COMMON STOCK
	NUMBER OF SHARES	PAR VALUE	NUMBER OF SHARES	PAR VALUE	NUMBER OF SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL

Balance at December 31, 2000	165,187	$45,233,025	3,466,486	$34,665	112,492	$1,125	$69,490,368

Issuance of Series A, Series B and Series C Preferred stock for dividends payable	16,263	452,167	—	—	—	—	—
Issuance of Series I and Series J Preferred stock for dividends Payable	211	2,093,809	—	—	—	—	—
Issuance of Series 1999 and 2000 Preferred stock for dividends Payable	131	1,302,992	—	—	—	—	—
Issuance of Series 2000 Preferred stock for 10% note payable and interest due to stockholder	376	3,760,000	—	—	—	—	—
Issuance of Series 2000 Preferred stock for 10% note payable and interest due stockholder	72	720,000	—	—	—	—	—
Conversion of preferred stock into common stock	(170,212)	(48,169,146)	12,339,745	123,398	—	—	48,045,748
Warrants issued with convertible debt	—	—	—	—	—	—	656,254
Common stock issuable pursuant to asset purchase agreement with IVEX	—	—	—	—	—	—	—
Reclassification of note receivable and accrued interest due from stockholder	—	—	—	—	—	—	—
Interest on note receivable due from stockholder	—	—	—	—	—	—	—
Issuance of common stock exercise of stock options	—	—	41,948	419	—	—	109,027
Preferred stock dividends	—	—	—	—	—	—	3,145,665
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2001	12,028	5,392,847	15,848,179	158,482	112,492	1,125	121,447,062

Conversion of Preferred Series I	(52)	(520,000)	207,477	2,075	—	—	517,925
Conversion of Non-Voting Convertible Common Stock	—	—	112,492	1,125	(112,492)	(1,125)	—
Common Stock issued pursuant to asset Purchase of IVEX	—	—	148,000	1,480	—	—	590,520
Shares issued in conjunction with convertible debt offering	—	—	250,000	2,500	—	—	—
Debt discount in conjunction with convertible debt offering	—	—	—	—	—	—	952,500
Capital contribution of employees salaries for the fourth quarter of 2002	—	—	—	—	—	—	251,054
Warrants issued for extension of debt	—	—	—	—	—	—	9,200
Preferred stock dividends	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—

Balance at December 31, 2002	11,976	$4,872,847	16,566,148	$165,662	—	$—	$123,768,261

	COMMON STOCK ISSUABLE	DUE FROM STOCKHOLDERS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

Balance at December 31, 2000	$—	$—	$(111,592,100)	$3,167,083

Issuance of Series A, Series B and Series C Preferred stock for dividends payable	—	—	—	452,167
Issuance of Series I and Series J Preferred stock for dividends payable	—	—	—	2,093,809
Issuance of Series 1999 and 2000 Preferred stock for dividends payable	—	—	—	1,302,992
Issuance of Series 2000 Preferred Stock for 10% note payable and interest due to stockholder	—	—	—	3,760,000
Issuance of Series 2000 Preferred Stock for 10% note payable and interest due stockholder	—	—	—	720,000
Conversion of preferred stock into common stock	—	—	—	—
Warrants issued with convertible debt	—	—	—	656,254
Common stock issuable pursuant to asset purchase agreement with IVEX	592,000	—	—	592,000
Reclassification of note receivable and accrued interest due from stockholder	—	(4,388,359)	—	(4,388,359)
Interest on note receivable due from stockholder	—	(323,556)	—	(323,556)
Issuance of common stock exercise of Stock options	—	—	—	109,446
Preferred stock dividends	—	—	(7,016,234)	(3,870,569)
Net loss	—	—	(12,196,765)	(12,196,765)

Balance at December 31, 2001	592,000	(4,711,915)	(130,805,099)	(7,925,498)

Conversion of Preferred Series I	—	—	—	—
Conversion of Non-Voting Convertible Common Stock	—	—	—	—
Common Stock issued pursuant to asset Purchase of IVEX	(592,000)	—	—	—
Shares issued in conjunction with convertible debt offering	—	—	—	2,500
Debt discount in conjunction with convertible debt offering	—	—	—	952,500
Capital contribution of employees salaries for the fourth quarter of 2002	—	—	—	251,054
Warrants issued for extension of debt				9,200
Preferred stock dividends	—	—	(430,003)	(430,003)
Net loss	—	—	(5,601,134)	(5,601,134)

Balance at December 31, 2002	$—	$(4,711,915)	$(136,836,236)	$(12,741,381)

See accompanying notes

AXCESS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net loss	$(5,601,134)	$(12,196,765)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and impairment	566,264	4,357,121
Acquired in-process research and development	—	336,029
Amortization of financing discount and issuance costs	608,809	330,854
Capital contributions of employees’ salaries	251,054	—
Loss on sale of assets	26,202	—
Changes in operating assets and liabilities:
Accounts receivable	72,900	51,514
Inventory	467,439	614,364
Prepaid expenses and other	44,035	389,024
Other assets	(150)	5,482
Accounts payable	(446,536)	761,442
Other liabilities	777,959	259,481
Net cash used by operating activities	(3,233,158)	(5,091,454)

Cash flow from investing activities:
Proceeds from asset sales	11,016	—
Capital expenditures	(2,348)	(111,878)
Increase in restricted cash	(140,000)	—
Net cash used by investing activities	(131,332)	(111,878)

Cash flow from financing activities:
Borrowings under financing agreements	3,518,810	4,692,149
Principal payments on financing agreements	(121,071)	(52,638)
Net proceeds from issuance of common and preferred stock	—	109,447
Net cash provided by financing activities	3,397,739	4,748,958

Net increase (decrease) in cash and cash equivalents	33,249	(454,374)
Cash and cash equivalents, beginning of year	—	454,374
Cash and cash equivalents, end of year	$33,249	$—

Supplemental information:
Cash paid during the year for interest	$3,328	$1,771

See accompanying notes.

AXCESS
NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Description of Business

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

From October 16, 2002 through January 15, 2003, AXCESS Inc. (“AXCESS” or the “Company”) furloughed all of its employees due to a lack of operating capital.  Nearly all of the Company’s furloughed employees volunteered to continue to work, without any compensation for that period.  That allowed the Company to continue to ship its products and maintain customer support.  During January 2003, the Company recalled 13 full time employees.

The Company’s business plan for 2003 is predicated principally upon the successful marketing of its RFID and digital video products. During 2002, operating activities utilized approximately $3.2 million of cash.  During the first quarter of 2003 the Company raised $305,000 for additional working capital.  However, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2003.

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

The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners, and VennWorks LLC (formerly incuVest LLC) (collectively, the “Amphion Group”). Following the conversion of preferred stock held by the Amphion Group into common stock in 2001, the Amphion Group owns approximately 81% of the outstanding voting stock of the Company.  The Company also received working capital in July 2002 through a bridge financing from several accredited investors.

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

(e) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at December 31, 2002 and December 31, 2001:

	December 31, 2002	December 31, 2001
Raw materials	$162,806	$300,133
Work-in-process	3,370	12,928
Finished goods	65,443	385,997
	$231,619	$699,058

(f) Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project, which it deems completion to be probable, and that the project will be used to perform the function intended. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use.  The Company currently has no capitalized software development on its books.

(g) Intangible Assets

Intangible assets, which consist primarily of patents and developed technologies, have been recorded as the result of acquisitions of business and developed technologies and are being amortized on the straight-line basis over five years.

(h) Impairment of Long-Lived Assets-and Long-Lived Assets to Be Disposed Of

Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated-by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of-the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing the Company’s purchased technologies have grown slowly and the Company has experienced operating losses since the respective dates of acquisition. As a result, the Company recorded an impairment charge of $2,797,063 in the fourth quarter of 2001 representing the amount by which the carrying amount of the intangible assets exceeded their estimated fair values. The Company believes that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position.  During the twelve months ended December 31, 2002 the Company recorded no impairment charges.

(i) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of trade accounts receivable and notes receivable. Products are sold to customers, including distributors and integrators, located principally in the United States. The Company continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to us, the Company records a specific reserve for bad debts against amounts due. The Company has not experienced significant losses on uncollectible accounts receivable.

The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate fair value because of the short-term maturity of these instruments.

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

The components of cost of sales at December 31, 2002 and 2001, are summarized as follows:

	Year ended December 31,
	2002	2001
Product Cost	$1,185,688	$2,233,169
Warranty Expense	27,313	80,003
Cost of sales	$1,213,001	$2,313,172

(k) Research and Development Costs

Research and development costs are expensed as incurred. The Company capitalizes certain costs incurred during an internal-use software development project, including costs related to applications, infrastructure and graphics developments. Capitalizable costs consist of (a) certain external direct cost of materials and services incurred in developing or obtaining internal-use computer software, (b) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project and (c) interest cost incurred. Costs that are considered to be related to research and development activities are incurred during the preliminary project stage, or for data conversion activities, training, maintenance and general administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, the Company’s internally developed software are also expensed as incurred.

(l) Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $12,443 and $270,698 during 2002 and 2001, respectively.

(m) Depreciation and Amortization

Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the respective assets. Internally developed software and purchased technologies (Note 6) are amortized over the estimated useful lives of the respective technology.

(n) Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

(o) Severance Costs

Severance costs are recognized at the date in which the employees are notified of their termination. The Company recognized $57,666 in severance charges in 2001 relating to staff reduction of 15 people, which represented 45% of the total employees of the Company. As of December 31, 2001, all of the severance charges were paid.  During 2002 the Company had one staff reduction of 7 people, which reflected 33% of the total employees of the Company.  The Company paid no severance during 2002.

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

(q) Net Loss Per Common Share

Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the conversion of convertible preferred stock and the convertible debt and exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be antidilutive. Conversion of convertible preferred stock, convertible debt and the exercise of options and warrants would result in 23,339,121 and 22,204,177 common shares outstanding at December 31, 2002 and 2001, respectively.

(r) Segment Reporting

The Company operates in one-industry segment selling two primary product lines, digital video and RFID. Sales, cost of sales and gross profits for each product line are as follows:

	Digital Video		RFID
	2002	2001	2002	2001
Sales	$954,411	$1,939,898	$641,810	$756,506
Cost of sales	714,649	1,622,300	498,352	690,872
Gross profit	$239,762	$317,598	$143,458	$65,634

(s) Significant Customers

During the 2002 the Company had four customers that accounted for 49% of the overall revenue, two customers accounted for 56% of the digital video product sales and four customers accounted for 44% of the RFID product sales.  During 2001, the Company had one customer that accounted for 49% of the Company’s overall revenue and 92% of the digital video product sales and four customers accounted for 51% of the RFID product sales.

(t) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, (“FAS 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company began to apply the new rules on accounting for other intangible assets in the first quarter of 2002. The Company’s intangible assets at December 31, 2002 will continue to be amortized under FAS 142. Accordingly, adopting FAS 142 did not have a material effect on the Company’s financial condition or results of operation.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS 146 nullifies FASB Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123 (“SFAS 148”).  For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method).  The amendment permits two additional transition methods for adoption of the fair value method.  In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method).  For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed.  The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by APB No. 25, Accounting for Stock Issued to Employees, and plans to continue using this method to account for stock options.  Therefore, it does not intend to adopt the transition requirements as specified in SFAS 148.

(2) Operations, Liquidity and Going Concern

The Company’s operations in 2002 and 2001 generated operating losses of $5.6 million and $12.2 million, respectively. In addition, at December 31, 2002 the Company had a working capital deficit of $13.4 million. Although the Company raised gross proceeds of approximately $3.5 million and $4.7 million during 2002 and 2001, through equity and debt financing transactions, the Company’s operations, capital expenditures and debt service requirements have utilized all of such proceeds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s business plan for 2003 is predicated principally upon the successful marketing of its RFID and digital video products. During 2002, operating activities utilized approximately $3.2 million of cash. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2003.

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

During the first quarter of 2003 the Company has borrowed an additional $305,000 from a group of accredited investors under a convertible debt financing similar to the deal completed in July of 2002.

(3) Acquisition of IVEX Assets and In-Process Research and Development

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
$592,000

The cost of acquiring the intellectual property rights of $336,029 was expensed at the date of the acquisition because the acquired research and development had no alternative future uses and had not reached technological feasibility based on the status of design and development activities that required further refinement and testing before it can be incorporated into future releases of the Company’s digital video products. The Company completed the development and integration of the initial application of this technology in its products in 2002.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other consists of the following at December 31:

	2002	2001
Prepaid insurance	$87,811	$55,580
Prepaid interest	6,133	493,041
Prepaid other	—	74,603
	$93,944	$623,224

Prepaid interest results from the warrants issued in connection with the 10% convertible note payable to the Amphion Group and a warrant issued in connection with the extension of the J.P. Morgan note payable. See Note 10.

(5) Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	2002	2001	Amortization/ Depreciation Period
Leasehold improvements	$80,775	$80,775	Lease term
Machinery and equipment	1,742,463	1,535,444	5 years
Furniture and fixtures	147,800	138,734	5 to 10 years
	1,971,038	1,754,953
Accumulated depreciation and amortization	(1,757,244)	(1,235,904)
Property, plant and equipment, net	$213,794	$519,049

Depreciation totaled $268,723 and $240,113 during 2002 and 2001, respectively.

(6) Intellectual property

Intellectual property consists of the following at December 31:

	2002	2001	Useful Lives	Weighted Average Remaining Useful Lives at December 31, 2002
Purchased RFID technology	$1,714,449	$1,714,449	5 years	—
Purchased video technology	5,087,483	5,087,483	5 years	1.5 years
Internally developed software	350,337	350,337	5 years	—
	7,152,269	7,152,269
Accumulated amortization and impairment	(6,705,024)	(6,407,482)
Intellectual property, net	$447,245	$744,787

The following table sets forth the estimated amortization expense on the intellectual property for the fiscal years ended December 31:

2003	$298,260
2004	148,985
Total	$447,245

The video technology was acquired in 1999 and consists of proprietary digital video compression technology used in video and CCTV products as well as the related U.S. and international patent rights.

The RFID technology was acquired in 1998 and includes a patent, trade secret rights software, hardware, product designs and all other technical information necessary for the Company to manufacture and market radio frequency identification products in the areas of access control and asset management. Up to an aggregate of an additional $6,000,000 is payable by the Company to the sellers of the RFID technology only if certain net operating profit targets are realized during each of the five years following the acquisition date. Such payments would be treated as additional cost of the RFID technology, if and when paid, and amortized over the remaining economic life of the technology. At December 31, 2001 and December 31, 2002, no additional consideration was due to the sellers.

Internally developed software costs were capitalized once the technological feasibility was achieved. These costs are reviewed for recoverability based on the expected future cash flows to be generated.

Amortization expense of intellectual property totaled $297,542 and $1,319,945 during 2002 and 2001, respectively. In addition, the Company recorded an impairment charge of $2,797,063 in the fourth quarter of 2001, representing the amount by which the carrying amount of the intangible assets exceeded their estimated fair value. See Note 1.

(7) Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2002	2001
Accrued vacation	$147,044	$200,154
Accrued interest payable	963,827	443,177
Accrued legal costs, litigation settlements and other	390,856	220,437
	$1,501,727	$863,768

(8) Note Receivable and Accrued Interest due from Stockholder

The note receivable and related accrued interest is due from Amphion Ventures L.P. (“Amphion Ventures”), interest is due at 8% per annum, payable quarterly. The Company has assigned all payments of principal under this note receivable to Prism Video, Inc. (“Prism”) until the balance of the note receivable is paid in full or until the balance due under the note payable to Prism (Note 10) is paid in full, whichever occurs first. Amphion Ventures did not make its required payments under this note during 2001 or 2002. Accordingly, the note receivable and accrued interest was reclassified in the accompanying balance sheets at December 31, 2001 and December 31, 2002 as a reduction of stockholders’ equity due to the Amphion Group’s controlling voting interest in the Company (Note 1) and the uncertainty as to the timing of repayment.  The note was due March 31, 2002 and has not been paid.  The Company stopped accruing interest income in 2002.

(9) Lease Obligations

The Company leases its office space and certain equipment under operating leases. The rental expense recorded for operating leases was $259,676 and $251,038 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, future minimum lease payments on operating leases were as follows:

2003	$74,613
2004	74,613
2005	49,742
$199,968

(10) Notes Payable to Stockholders

Notes payable consist of the following at December 31:

	2002	2001
Due to stockholders:
Amphion Convertible Note	$2,477,979	$2,477,979
Non interest bearing note, due December 31, 2002, discounted at 10.00%	4,000,000	3,931,144
Note Purchase Agreement	400,000	400,000
9.00% demand note payable to VennWorks	803,255	803,255
7.00% convertible debt	1,000,000	—
Discount relating to 7.00% convertible debt	(956,148)	—
6.75% demand note payable to Amphion Ventures	1,255,000	—
6.75% demand note payable to Amphion Investment	355,000	—
6.75% demand note payable to VennWorks	814,000	—
4.50% demand note payable to Amphion Ventures	300,000	300,000
Other miscellaneous	(7)	—
	10,449,079	7,912,378
Less current maturities	10,405,227	7,912,378
Non-current notes payable to stockholders	$43,852	$—

Other current notes payable	$65,844	$47,105

On September 30, 1999, the Company signed a 10% convertible note maturing September 30, 2002 (“Amphion Convertible Note”), under which the Company could borrow up to $6,000,000 from Amphion Ventures. Amphion Ventures may convert all or any portion of the indebtedness into Series 1999 Non-Voting Preferred Stock of the Company. In consideration for the financing arrangement, the Company issued warrants to acquire 180,362 shares in 1999 and 117,999 shares in 2000 and 2001 of the Company’s non-voting common stock at an exercise price of $2.10 per share. The fair value of the warrants are recorded as prepaid interest when issued and amortized over 12 months. No additional borrowings were available to the Company under the Amphion Convertible Note at December 31, 2001 and December 31, 2002.  The balance of the indebtedness under the 10%

convertible note issued was due in full by the Company on September 30, 2002 and, as of December 31, 2002, this note is in default. The Company is negotiating with Amphion Ventures to extend the term of the notes.

On July 28, 1999, the Company acquired substantially all of the assets of Prism Video, Inc. (“Prism”), a privately held corporation, and agreed to pay $4,000,000 to “Prism” on December 31, 2002. The balance of the indebtedness under the Prism note issued was due in full by the Company on December 31, 2002, this note is in default. The Company is negotiating with Prism to extend the term of the notes. The note payable has a face amount of $4,000,000 and is collateralized by the Company’s $3,902,375 note receivable from Amphion Ventures, L.P. (“Amphion Ventures”) (Note 8). Pursuant to the Asset Purchase Agreement between AXCESS and Prism, AXCESS assigned Prism all payments of principal to be made by Amphion Ventures under the note receivable until the balance of the note receivable is paid in full or the balance due under the note payable to Prism is paid in full, whichever occurs first. In addition, the shares of common stock which Prism may acquire upon conversion of preferred stock or by exercise of the warrant are subject to a three-year lockup from the date of the closing, which may be reduced to two years upon the occurrence of certain events. The warrant is exercisable on or before July 28, 2004.

On June 27, 2002, J.P. Morgan Investment Corporation, a stockholder of the Company, agreed with the Company to extend the maturity of the $400,000 balance remaining under a note purchase agreement originally due December 31, 1999 until December 31, 2003.  This note was given to J.P. Morgan Investment Corporation in extension and partial renewal of the original note issued pursuant to the note purchase agreement.  The Company may prepay this note at any time at its option.  If the Company or any of its subsidiaries completes (i) an equity or long-term debt financing, (ii) a sale of assets outside the ordinary course of business, (iii) a sale-leaseback or similar financing, or (iv) a joint venture or other strategic partnership, and such transaction results in cash proceeds to the Company in excess of $5 million, then a portion of the amount of such proceeds in excess of $5 million shall be applied to prepay the note.  During 2002, the Company issued warrants to J.P. Morgan Investment Corporation to purchase 10,000 shares of Common Stock for $3.00 per share in consideration for extending the term of this indebtedness.  Using the Black Scholes option-pricing model calculation, the warrants are valued at $9,200, which will be amortized to interest expense over the term of the loan.  The warrants are exercisable at any time on or prior to December 31, 2003.  The number of shares of Common Stock and the exercise price are subject to adjustment as provided in the warrants. J.P. Morgan Investment Corporation may transfer the warrants at its option.

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

In connection with this bridge financing, the Company recorded a $1,000,000 debt discount due to the value of the equity consideration and beneficial conversion of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount will be amortized using the effective interest method over the three-year life of the agreement.

On January 12, 2001, the Company entered into a 9.0% convertible demand note (“9% Demand Note”) with VennWorks. During the year ended December 31, 2001, the Company borrowed $4,392,149 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks. During 2001, VennWorks converted $3,680,000 of the principal balance of the 9% Demand Note and $80,000 of accrued interest on the demand notes due to VennWorks into 376 shares of Series 2000 Preferred Stock, leaving a balance of $803,255 outstanding under the 9% Demand Note at December 31, 2001 and December 31, 2002.

The Company entered into a 6.75% convertible note with Amphion Ventures L.P. (“Amphion Ventures”), dated February 28, 2002. During the twelve months ended December 31, 2002, the Company borrowed $1,255,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures.

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the twelve months ended December 31, 2002, the Company borrowed $355,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

The Company entered into a 6.75% convertible note with VennWorks LLC dated February 14, 2002. During the twelve months ended December 31, 2002, the Company borrowed $814,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.

On November 14, 2001, the Company entered into a 4.5% convertible demand note with Amphion Ventures. During 2001, the Company borrowed $300,000 under this note, leaving a balance of $300,000 outstanding at December 31, 2001 and December 31, 2002. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures.

On June 29, 2001, Amphion Ventures, L.P. elected to convert $580,000 of the outstanding principal balance and $140,000 of accrued interest of a 10% note payable, dated April 30, 1998, issued by the Company to Amphion Ventures, L.P. into 72 shares of the Company’s Series 2000 Non-Voting Preferred Stock, par value $.01 per share (the “Series 2000 Preferred Stock”).

(11) Preferred Stock

The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in four series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series C	Series I	Series J	Series 1999
Number of shares authorized	1,500,000	2,500	2,500	2,500

Stated value	$30.20	$10,000	$10,000	$10,000

Number of shares issued and outstanding:
December 31, 2001	11,522	177	177	152
December 31, 2002	11,522	125	177	152

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	$ 2.51 into voting common stock	$ 2.51 into non-voting common stock	$ 2.51 into voting common stock

Liquidation preference	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends

Dividend rights	10% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative

(a) Series A, Series B and Series C Convertible Preferred Stock

As of December 31, 2001 and December 31, 2002, the Company had no Series A or Series B Convertible Preferred shares outstanding.  The holders of the Company’s Series C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock at the option of the holder.

During 2002 and 2001, the Company issued (a) 0 and 6,664 shares, respectively, of Series A Preferred Stock to holders thereof as payment in full for $0 and $173,288, respectively, of accrued, but unpaid dividends on the Series A Preferred Stock, (b) 0 and 6,102 shares, respectively, of Series B Preferred Stock to the holders thereof for $0 and $173,288, respectively, of accrued but unpaid dividends of the Series B Preferred Stock and (c) 0 and 3,497 shares, respectively, of Series C Preferred Stock to the holders thereof for $0 and $105,591, respectively, of accrued, but unpaid dividends on the Series C Preferred Stock. Dividends payable of $ 53,051 and $17,781 for Series C Preferred Stock were accrued at December 31, 2002 and December 31, 2001, respectively.

During 2001, the Amphion Group converted 70,356 shares of Series A, 64,410 shares of Series B, 31,087 shares of Series C, 557 shares of Series I, 1,998 shares of Series J, and 1,804 shares of Series 2000 Preferred Stock into an aggregate of 12,339,745 shares of the Company’s common stock.

(b) Series I and J Convertible Preferred Stock

Each Share of Series I Preferred Stock and Series J Preferred Stock are convertible in whole or in part at any time at the option of the holder into a number of shares of voting or non-voting common stock of the Company, respectively, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $2.51 per share. The Series I Preferred Stock and the Series J Preferred Stock are both subject to the optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the stated value, plus any accrued, but unpaid dividends thereon. The Company’s optional right of redemption is subject to each Series I. Preferred Stock or Series J Preferred Stockholder’s right to convert such Series I Preferred Stock or Series J Preferred Stock into voting or non-voting common stock, as the case may be, within ten business days after the Company’s notice of redemption.

The Series I Preferred Stock and the Series J Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company’s voting or non-voting common stock, as the case may be, if the closing bid price of the Company’s common stock on the NASDAQ SmallCap Market is at least $10.00 per share for a period of at least ninety (90) consecutive trading days. Although the Company’s non-voting common stock may be converted to common stock at any time by a holder thereof, Amphion Ventures has agreed not to convert any shares of non-voting common stock to voting common stock without the prior consent of the Company.

The dividends on the Series I Preferred Stock and the Series J Preferred Stock are payable semi-annually in cash or additional shares of preferred stock at the Company’s option. During 2002 and 2001, the Company issued (a) 0 and 47 shares, respectively, of Series I Preferred Stock to holders thereof as payment in full for $0 and $461,147, respectively, of accrued but unpaid dividends on the Series Preferred Stock and (b) 0 and 164 shares, respectively, of Series J Preferred Stock to holders thereof as payment in full for $0 and $1,632,662, respectively, of accrued, but unpaid dividends on the Series J Preferred Stock. As the shares of the Series I and Series J granted were converted into shares of common stock at a price less than the fair market value of the common stock on the date of issue, the Company recorded additional preferred stock dividends of $568,086 in 2001. Dividends payable of $271,810 and $7,501 for Series I and J Preferred Stock were accrued at December 31, 2002 and 2001, respectively.

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

(c) Series 1999 and 2000 Preferred Stock

In connection with the purchase of the Prism video assets during 1999, the Company issued 125 shares of Series 1999 Preferred Stock (“Series 1999 Preferred Stock”). Dividends are payable-semi-annually in cash or in additional shares of Series 1999 Preferred Stock at the option of the Company.

The shares of common stock which Prism may acquire upon conversion of the Series 1999 Preferred Stock are subject to a three-year lockup from the date of the closing, which maybe reduced to two years upon the occurrence of certain events

During 2001, VennWorks elected to convert $3,760,000 of borrowings and interest (Note 10) into 376 shares of the Company’s Series 2000 Preferred Stock. As the shares of 2000 Preferred Stock granted were convertible into shares of common stock at a price less than the fair market value of the common stock at the respective issuance dates, the Company recorded additional preferred stock dividends of $1,744,000 in 2001.

On June 29, 2001, Amphion Ventures, L.P. elected to convert $580,000 of the outstanding principal balance and $140,000 of accrued interest of a 10% note payable, dated April 30, 1998, issued by the Company to Amphion Ventures, L.P. into 72 shares of the Company’s Series 2000 Non-Voting Preferred Stock. As the shares of Series 2000 Preferred Stock issued were convertible into shares of common stock at a price less than the fair market value of the common stock on the date of issuance, the Company recorded additional preferred stock dividends of $185,143.

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

In addition, 2,500 shares of Series 1999 Non-Voting Preferred Stock were authorized in 1999 in connection with the Amphion convertible note. Through December 31, 2002, no shares had been issued.

During 2001, all of the shares of the Company’s Series 2000 Preferred Stock were converted into common shares.  As of December 31, 2002 there are no outstanding shares of the Series 2000 Preferred stock.

During 2001, all but 152 shares of the Company’s Series 1999 Preferred Stock were converted into common stock.  As of December 31, 2002 there were 152 shares outstanding.  The Company has accrued $122,922 of dividends for the Series 1999 Preferred Shares.

All series of preferred stock rank senior in right of payment to the Company’s common stock and on a parity with all series of preferred stock as to dividends or upon a liquidation or dissolution of the Company.

(12) Employee Benefit Plans

The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participant’s contribution. Participants are vested in the Company’s matching contribution after 4 years of full time service and may join the plan January or July of each year. Matching contribution expense was $13,000 in 2001. The Company suspended its matching contribution on February 28, 2001.

(13) Stock Options and Warrants

(a) Stock Option Plans.

Under the Company’s 2001Equity Incentive Plan, the Company may grant up to 2,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options granted vest over a four-year period. The Company has issued stock options to various members of the Board of Directors and officers of the Company under this plan. Options are generally granted each year and have various vesting requirements. During 2002 and 2001, the Company made grants of 200,000 and 0 options, respectively, as an inducement for the employment of certain officers of the Company, which do not reduce the 2,000,000 options available for grant under the stock option plan.

In 1998, the Company adopted a director compensation plan pursuant to which it pays each director who is not employed by the Company and who does not beneficially own more than 5% of the shares of common stock outstanding an annual grant of 5,000 options to acquire common stock of the Company at an exercise price equal to the fair market value per share of the common stock at the time the option is granted (the “Annual Grant”). The Annual Grant customarily occurs on the date of the Company’s annual meeting. The director compensation plan also provided for an one-time initial grant of 15,000 to each director of the Company as of July 21, 1998, the date the director compensation plan was approved by the Company’s stockholders (the “Initial Grant”). The Company has authorized 150,000 shares for issuance under this plan.

Stock option transactions for the years ended December 31, 2002 and 2001 are summarized below:

	2002		2001
	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at beginning of year	2,060,537	$3.81	1,702,238	$3.79
Options granted	1,031,000	2.03	612,224	3.78
Options exercised	—	—	(41,948)	2.67
Options forfeited	(915,538)	3.26	(211,977)	3.61

Options outstanding at end of year	2,175,999	3.20	2,060,537	3.81

Options exercisable at end of year	688,272	3.09	524,311	3.12

Options available for grant at the end of the year	974,001		839,463

The options outstanding at December 31, 2002 have exercise prices as indicated in the table below.

Option Price	Number of Options	Weighted Average Remaining Life
$1.70 - $3.00	1,517,627	7.72
$3.01 - $4.50	254,656	8.00
$4.51 - $6.25	403,716	7.50
Total	2,175,999	7.73

(b) Statement of Financial Accounting Standard No. 123 (“FAS 123”)

FAS 123 requires disclosure of pro forma net earnings and net earnings per common share information computed as if the Company had accounted for its employee stock options under the fair value method set forth in FAS 123. The fair value of the Company’s outstanding stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	YEARS ENDED DECEMBER 31,
	2002	2001
Expected option life in years	5.00	5.00
Risk-free interest rate	5.00%	4.65%
Volatility factor	91%	84%

The Company does not have a history of paying cash dividends and none have been assumed in estimating the fair value of its options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because, among other things, changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

	YEARS ENDED DECEMBER 31,
	2002	2001
Pro forma net loss applicable to common stock	(6,349,826)	$(20,343,302)

Pro forma basic and diluted net loss per share	$(0.39)	$(4.84)

Weighted average fair value of options granted during the year	$1.81	$2.60

The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at December 31:

2002			2001
WARRANTS	EXERCISE PRICE	EXPIRATION	WARRANTS	EXERCISE PRICE	EXPIRATION
1,261,358	$2.10 - 10.00	07/04 - 09/06	1,181,358	$2.10 - 10.00	07/04 - 09/06
			47,481	10.01 - 20.00	07/02 - 12/02
1,228,839			1,228,839

(14) Contingencies

In Charles Martin v. AXCESS, Inc., JAMS Arbitration filed on or about October 2001, Charles Martin, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in contractual severance pay. The arbitrator ruled in November 2002, that Mr. Martin had no basis for his claim and the Company owed him no additional amounts.  In Stephen L. Briggs v. AXCESS, Inc., JAMS Arbitration filed on October 2, 2001, Stephen Briggs, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in severance pay.   In January 2002, Mr. Briggs signed a release and dropped his request for arbitration and the Company owed him no payment.

Barth Technologies Incorporated (“BTI”), filed a lawsuit against the Company in state district court in Tarrant County, Texas on October 18, 2001. BTI was a vendor to the Company and seeks damages of $263,655 for non-payment for services and supplies provided. During the first quarter of 2003, the Company reached a tentative settlement in this case and should become final during the second quarter of 2003.

Pioneer Standard Electronics, Incorporated ("Pioneer"), filed a lawsuit against the Company in the county court in Dallas County, Texas on September 28, 2001.  Pioneer was a vendor to the Company and seeks damages of $81,533 for non-payment for services provided.  During the first quarter of 2003, Pioneer was granted a judgment for the entire amount.  The Company is attempting to settle this claim, but has limited resources to do.  Other similar cases have been filed against the Company with claims aggregating $196,493.  At December 31, 2002, the Company has accrued the deliquent amounts payable for the claims described in this paragraph.

(15) Income Taxes

Due to the Company’s losses, no income tax expense was recorded for the years ended December 31, 2002 and 2001. At December 31, 2002 and 2001, the Company had a net operating loss carryforward of approximately $38,600,000 and $33,700,000, respectively for U.S. federal income tax purposes. The net operating loss will begin expiring in 2003. On December 31, 2002 and 2001 the tax benefit of the Company’s federal net operating loss carryforwards (approximately $13,500,000 and $11,800,000, respectively) and certain other deferred tax assets (approximately $1,700,000 and $1,500,000, respectively), have been fully offset by a valuation allowance, because the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The valuation allowance increased by approximately $1,900,000 and $1,400,000 during 2002 and 2001, respectively. A change in ownership, as defined for purposes of the Internal Revenue Code, occurred in 1996 and the Company believes that a subsequent ownership change occurred during 1998, each of which limit the annual utilization of the U.S. federal net operating loss carryforward under the applicable Internal Revenue Service.

Exhibit Index

Exhibit No.	Description
13.3	Certificate for Renewal and Revival of Charter
21.1	—Subsidiaries of the Company.*
23.1	Consent of Hein & Associates LLP.
23.2	Consent of Ernst & Young LLP.*

* Filed herewith.