Form 10KSB/A
period 2002-12-31
AXCESS INC/TX
filed 2003-04-30
CIK 710597

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AXCESS INTERNATIONAL INC.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of AXCESS International Inc. (the “Company”) amends Item 5 of Part II as described herein, and amends and restates in its entirety items 9 through 12 of Part III of the Company’s Annual Report on Form 10-KSB filed with the Commission on April 15, 2003. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way disclosures contained in the original Form 10-KSB.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Item 5 is hereby amended to add the information contained in Item 12 hereof regarding the issuance of a convertible promissory note and shares of common stock to the wife of Richard C.E. Morgan.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Management of the Company

The board elects executive officers annually at its first meeting following the annual meeting of stockholders. The following table sets forth, as of December 31, 2002, the Company’s directors, executive officers and significant employees, their ages, and their positions within the Company.

Name

Age

Position

Committee

Richard C.E. Morgan	58	Chairman of the Board of Directors	(1) (3)
Allan Griebenow	50	Director, President and Chief Executive Officer	(1)
Allan L. Frank	38	Vice President, Secretary and Chief Financial Officer (4)
Michael Uremovich	49	Vice President, Sales and Marketing (5)
Robert J. Bertoldi	53	Directors	(2)
Paul J. Coleman, Jr.	71	Director	(2)
Robert F. Hussey	53	Director	(2)

(1) Executive Committee

(2) Audit Committee

(3) Compensation Committee

(4) On March 20, 2002, the board of directors appointed Allan L. Frank to the positions of Vice President, Secretary and Chief Financial Officer.

(5) During April 2003, Mr. Uremovich elected to leave his position with the Company to pursue other professional opportunities.

RICHARD C.E. MORGAN has served as a director and Chairman of the Board of the Company since 1985.  Since 1986 he has been a managing member of Antiope Partners L.L.C. and Amphion Partners L.L.C.  In November 1999, Mr. Morgan co-founded VennWorks LLC and since then, has served as its Chairman and Chief Executive Officer.  In 1995, Mr. Morgan co-founded Amphion Capital Management L.L.C., a private equity and venture capital firm, and since then has served as one of its Managing Partners.  From 1986 to 1998, Mr. Morgan was the Managing General Partner of Wolfensohn Partners L.P., the predecessor to Amphion Capital Management.  Mr. Morgan serves on the board of directors of Celgene Corp., which develops and markets biotechnology products.  Mr. Morgan is also a director of several private and non-profit companies, including Orbis International, Inc. a non-profit organization dedicated to fighting blindness worldwide.

ALLAN GRIEBENOW has served as a director, President and Chief Executive Officer of the Company since July 1999. He founded Prism Video, Inc. in 1994 and was Chief Executive Officer of Prism Video, Inc. from 1994 to July 1999.  Mr. Griebenow is currently President, CEO and Director of PVHoldings, (a current holder of equity and debt of AXCESS).  Mr. Griebenow spent the past 20 years in the telecommunications and advanced applications industries. He started his career in 1979 as a Presidential Management Intern with NASA, and holds a B.S. in Business Administration from the University of Maryland and an MBA from San Francisco State University.

ALLAN L. FRANK has served as Vice President, Secretary and Chief Financial Officer of the Company since March 2002.  From July 1999 through June 2001, Mr. Frank was Vice President, Chief Financial Officer and Secretary for Vast Solutions, Inc. a spin-off from Paging Network Inc. (“PageNet”).  Vast Solutions, Inc. filed for bankruptcy in April of 2001.  From September 1993 through July 1999, Mr. Frank severed in numerous positions at PageNet, including as Vice President Corporate Development and Director of Financial Analysis, and as Director of International Finance for Paging Network International, a subsidiary of PageNet.  Prior to PageNet, Mr. Frank worked at FoxMeyer Corporation, OrNda HealthCare and Dalfort Aviation Services.  Mr. Frank holds a B.S. in Business Administration from The Ohio State University and an MBA from the University of North Texas.

MICHAEL UREMOVICH has served as Vice President of Sales & Marketing of the Company since July 1999.  He was Vice President Sales & Marketing of Prism Video, Inc. from 1997 until 1999, when the Company acquired Prism Video, Inc.’s digital video technology. From 1992 to 1996, Mr. Uremovich held positions of Regional Sales Manager, Director of Sales, and Vice President, Sales & Marketing for Computrac, Inc. and for Amtech, both Dallas-based technology companies.  Mr. Uremovich earned his B.S. in Business Administration and marketing from the University of Texas at Dallas.

ROBERT J. BERTOLDI has been a director of the Company since June 2000.  Since January 2000, Mr. Bertoldi has been the President of VennWorks LLC, a venture capital limited liability company that he co-founded.  Since before 1995, Mr. Bertoldi has been a Managing Partner of Amphion Capital Management, LLC., and co-manager of Amphion Ventures, LP, an early-stage technology life sciences fund.

PAUL J. COLEMAN, JR. has served as a director of the Company since 1982. He is president and chief executive officer of the Girvan Institute of Technology, a non-profit, public benefit corporation engaged in research, technology development, and education related to the nation’s aerospace program.  Dr. Coleman is a professor of space physics emeritus at the University of California at Los Angeles (“UCLA”). He currently serves as a director of Biocentric Solutions, Inc. Knowledge Vector, Inc. and the Girvan Institute.  He is a former director of CACI International, Fairchild Space and Defense Corporation, the Universities Space Research Association and others.  His earlier positions include those of assistant director, Los Alamos National Laboratory; president and chief executive officer, Universities Space Research Association; director, Institute of Geophysics and Planatary Physics as UCLA; and director, National Institute for Global Environmental Change of the U.S. Department of Energy.

ROBERT F. HUSSEY has served on the board since September 2002.  Mr Hussey currently serves as the Chief Operating Officer and Director of H.C. Wainwright & Co.  Mr. Hussey also services on the boards of Digital Data Networks, Inc., Digital Lightwave Inc., NUR Corporation and on the board of advisors for Argentum Capital Partners and Kaufman Fund.  From 1991 through 1996, Mr. Hussey served as President, CEO and Director of MetroVision of North America.  From 1984 through 1991 Mr. Hussey was Founder, President, CEO and Director of POP Radio Corp.  Prior to POP Radio, Mr. Hussey worked at Grey Advertising, Inc., E.F. Hutto and American Home Products, Inc.  Mr. Hussey received a B.S. in Business Administration from Georgetown University and an MBA in International from George Washington University.

Subsequent Events

In April 2003, Michael Uremovich, then the Company’s Vice President of Sales & Marketing, elected to leave his position with the Company to pursue other professional opportunities.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, certain officers and beneficial owners of 10% or more of the Company’s Voting Common Stock are required from time to time to file with the Securities and Exchange Commission reports on Forms 3, 4 or 5, relating principally to transactions in Company securities by such persons.  Based solely upon a review of Forms 3, 4 and 5 submitted to the Company during and with respect to 2002, all of these individuals or entities timely filed their respective Forms 3, 4 or 5 required by Section 16(a) of the Exchange Act during 2002, except for Allan Griebenow, Allan Frank, Michael Uremovich, Robert Hussey, Amphion Ventures, L.P. and VennWorks LLC.

Allan Griebenow failed to file a Form 4 for June 2002 to report the issuance to him of an employee stock option to purchase a total of 85,000 shares of common stock of the Company, at an exercise price of $1.70 per share, where one-fourth of the option vests on each of June 5, 2003, 2004, 2005 and 2006.

Richard Morgan failed to file a Form 4 for July 2002 to report the issuance to his wife of 25,000 shares of Common Stock pursuant to the terms of a convertible promissory note made to the Company on July 30, 2002.

Allan Frank failed to file a Form 4 for June 2002 to report the issuance to him of an employee stock option to purchase a total of 85,000 shares of common stock of the Company, at an exercise price of $1.70 per share, where one-fourth of the option vests on each of June 5, 2003, 2004, 2005 and 2006.

Michael Uremovich failed to file a Form 4 for June 2002 to report the issuance to him of an employee stock option to purchase a total of 85,000 shares of common stock of the Company, at an exercise price of $1.70 per share, where one-fourth of the option vests on each of June 5, 2003, 2004, 2005 and 2006.

Robert F. Hussey failed to file Form 4 for September 2002 to report the issuance to him of a director stock option to purchase a total of 50,000 shares of common stock of the Company, at an exercise price of $1.15, where one-fourth of the option vests on each of September 10, 2003, 2004, 2005 and 2006.

Each of Amphion Ventures and VennWorks failed to file Form 4s to report the issuance in 2002 by the Company of promissory notes convertible into preferred stock, and the conversion of shares of preferred stock into common stock.  These transactions are described more fully under Item 12. “Certain Relationships and Related Transactions —Amphion Ventures, L.P. Promissory Note Issuances and Conversions,” Item 12. “Certain Relationships and Related Transactions—VennWorks LLC Promissory Note Issuances and Conversions,” and Item 12. “Certain Relationships and Related Transactions—Preferred Stock Conversions.”

Item 10. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned by the Company’s Chief Executive Officer and the Company’s two other most highly compensated executive officers (whose annualized compensation exceeded $100,000), collectively called the “named executive officers,” for services rendered in all capacities to the Company during the fiscal years ended December 31, 2002, 2001, and 2000.

Summary Compensation Table

					Long-Term Compensation
					Securities Underlying Options (#)	All Other Compensation ($) (1)
			Annual Compensation
Name and Principal Positions	Year		Salary ($)	Bonus ($)
Allan Griebenow	2002	(2)	182,090	—	85,000	—
President and Chief	2001		230,009	—	150,392	4,250
Executive Officer	2000		220,438	35,014	124,112	4,250

Allan L. Frank	2002	(3), (4)	103,039	—	285,000	—
Vice President, Secretary	2001		—	—	—	—
and Chief Financial Officer	2000		—	—	—	—

Michael Uremovich	2002	(5)	109,314	—	35,000	—
Vice President of Sales	2001		138,080	28,099(6)	50,132	1,662
	2000		133,417	15,227(6)	41,372	1,334

(1) Represents the Company’s contributions to 401(k) plans.

(2) Includes $14,374 of accrued salary expense that the Company has not paid.  However, it does not include the period Mr. Griebenow was furloughed.  The Company furloughed all of its employees without compensation from October 16, 2002 through December 31, 2002.

(3) Represents compensation earned from March 2002, when Mr. Frank joined the Company.

(4) Includes $11,249 of accrued salary expense that the Company has not paid.  However, it does not include the period Mr. Frank was furloughed.  The Company furloughed all of its employees without compensation from October 16, 2002 through December 31, 2002.

(5) Includes $8,629 of accrued salary expense that the Company has not paid.  However, it does not include the period Mr. Uremovich was furloughed.  The Company furloughed all of its employees without compensation from October 16, 2002 through December 31, 2002.

(6) Represents commission based on the Company’s revenue.

Stock Option Grants in 2002 to the Company’s Named Executive Officers

The following table provides information regarding the stock options granted by the Company to the named executive officers during the fiscal year ended December 31, 2002.  Other than those persons listed in the following table, the Company did not grant any stock options to any other named executive officers.  One-fourth of each of the options listed in the table below vests on the anniversary of the date of the option grant, beginning on the first anniversary of the date of the option grant, through the fourth anniversary of the date of the option grant.

Option Grants in Last Last Fiscal Year Individual Grants

	Number of Securities Underlying Options Granted (#)
		% of Total Options Granted to Employees
			Exercise or Base Price ($/Sh) (1)

				Expiration Date

Name
Allan Griebenow	85,000	9%	1.70	06/05/2012
Allan L. Frank	200,000	20%	3.00	03/23/2012
Allan L. Frank	85,000	9%	1.70	06/05/2012
Michael Uremovich	35,000	4%	1.70	06/05/2012

(1)           The exercise price is equal to the closing price of the Common Stock on the date of the grant.

Aggregate Option Exercises in 2002 by the Company’s Executive Officers

The following table provides information as to options exercised, if any, by each of the named executive officers in 2002 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of the Company’s Voting Common Stock on December 31, 2002 ($0.52 as reported on the Over-The-Counter Bulletin Board).

			Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002
	Shares Acquired On Exercise
		Value Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Allan Griebenow	—	$—	437,154	372,349	$—	$—
Allan L. Frank	—	$—	—	285,000	$—	$—
Michael Uremovich	—	$—	125,718	130,784	$—	$—

Compensation of the Company’s Directors

The current policy of the Company is to pay each director who is not employed by the Company and who does not beneficially own more than 5% of the shares of common stock outstanding the compensation set forth in the Director Compensation Plan. Under the Director Compensation Plan, each eligible director receives an annual grant of 10,000 options to acquire common stock at an exercise price equal to the fair market value per share of the common stock at the time the option is granted. The annual grant customarily takes place shortly after each annual meeting of the Company’s stockholders. All new board members receive 50,000 options to acquire common stock at an exercise price equal to the fair market value per share of the common stock on the date the board member is elected by the Company’s stockholders.  All new board members will also be eligible to receive the annual grant. The Company has temporarily suspended paying any cash to eligible directors for preparing and attending meetings of directors and committees until the Company reports quarterly net earnings. Once the Company has reported net earnings for a fiscal quarter, the Company will reconsider paying additional cash consideration to eligible directors. While directors do not receive additional compensation for attending meetings, the Company pays ordinary and necessary out-of-pocket expenses for directors to attend board and committee meetings. Directors who are officers or employees of the Company receive no fees for service on the board or committees thereof.

Employment Agreement with Mr. Griebenow

On July 16, 1999, the Company entered into an agreement with Allan Griebenow, under which Mr. Griebenow agreed to be the Company’s president and chief executive officer.  The agreement provides that Mr. Griebenow will receive a salary equal to $17,917 per month, a bonus payable within 90 days after the end of the Company’s fiscal year of up to 30% of his base salary, and option grants to acquire 450,000 shares of the Company’s Common Stock.  If the Company terminates Mr. Griebenow’s employment at any time without cause, as defined in the employment agreement, then Mr. Griebenow will be entitled to continue to receive his then current salary for the six-month period following his termination.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of each class of stock beneficially owned as of April 1, 2003 by each person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities as of April 1, 2003.  Except as noted below, to the Company’s knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner		Percentage of Class	Percentage of Common Voting Power

Amphion Group (1)	Voting Common Stock	14,002,178	(2)	74.0%	70.6%
350 Madison Avenue	Series I Preferred Stock	65		51.6%	1.2%
New York, NY 10021	Series J Preferred Stock	157		89.1%	3.0%

PV Proceeds Holdings, Inc.	Voting Common Stock	500,000	(3)	2.6%	2.4%
3208 Commander Dr.	Series 1999 Preferred Stock	152		100.0%	2.9%
Carrollton, TX 75006

H.T. Ardinger	Voting Common Stock	31,491		*	*
9040 Governors Row	Series I Preferred Stock	52		41.6%	1.0%
Dallas, TX 75247	Series J Preferred Stock	2		1.1%	*

Jackson Hole	Voting Common Stock	3,437		*	*
667 Madison Avenue	Series C Preferred Stock	11,522		100.0%	1.9%
New York, NY 10021	Series J Preferred Stock	15		8.5%	*

*   Less than 1%.

(1)   See the following table regarding the beneficial ownership of the Amphion Group.

(2)   Includes 719,358 shares that the Amphion Group has the right to acquire pursuant to warrants and options that are exercisable within 60 days.

(3)   All 500,000 shares represent shares that PV Proceeds Holdings, Inc. has the right to acquire pursuant to warrants that are exercisable within 60 days.

The following table sets forth the number of shares beneficially owned by the Amphion Group, which is defined to include Mr. Richard C.E. Morgan, a British citizen and Chairman of the board of directors of the Company (“Mr. Morgan”), Mrs. Anna Morgan, a British citizen and wife of Richard C.E. Morgan (Mrs. Morgan”), Robert J.  Bertoldi, a U.S. citizen and director of the Company (“Mr. Bertoldi”), Amphion Ventures, L.P., a Delaware limited partnership (“Amphion Ventures”), Amphion Partners L.L.C., a Delaware limited liability company  (“Amphion Partners”), Amphion Investments L.L.C., a Delaware limited liability company (“Amphion Investments”), Antiope Partners L.LC., a Delaware limited liability company (“Antiope Partners”), and VennWorks LLC, a Delaware limited liability company formerly known as incuVest L.L.C., (“VennWorks”).

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

	Voting Common		Series I Preferred Stock	Series J Preferred Stock
Amphion Ventures	9,606,188	(1)	—	—
Amphion Partners	108,232		—	—
Amphion Investment	54,000		—	—
Antiope Partners	86,534		65	157
VennWorks	3,774,824		—	—
Richard Morgan	337,400	(2)	—	—
Robert Bertoldi	35,000	(3)	—	—
Total of Amphion Group	14,002,178		65	157

(1)           Includes warrants to purchase 681,358 shares of Common Stock that are exercisable within 60 days.

(2)           Includes options to purchase 3,000 shares of Common Stock that are exercisable within 60 days and 25,000 shares of Common Stock issued to Mrs. Morgan the wife of Mr. Morgan.

(3)           Includes options to purchase 35,000 shares of Common Stock that are exercisable within 60 days.

The following table sets forth the number of shares of each class of stock beneficially owned as of April 1, 2003 by each director who beneficially owns equity securities and the executive officers of the Company, and all of the Company’s directors and executive officers as a group.  The business address of each director and executive officer is c/o AXCESS International Inc., 3208 Commander Drive, Carrollton, Texas 75006.  To the Company’s knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder, except for Mr. Morgan’s beneficial ownership, which is discussed in the introduction to the previous table above.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percentage of Class	Percentage of Common Voting Power
Richard C.E. Morgan (1)	Voting Common Stock	13,967,178	73.8%	66.3%
	Series I Preferred Stock	65	51.6%	1.2%
	Series J Preferred Stock	157	89.1%	3.0%

Robert J. Bertoldi (2)	Voting Common Stock	13,664,778	72.2%	64.8%
	Series I Preferred Stock	65	51.6%	1.2%
	Series J Preferred Stock	157	89.1%	3.0%

Allan Griebenow (3)	Voting Common Stock	537,330	2.8%	2.5%

Paul J. Coleman, Jr. (4)	Voting Common Stock	61,830	*	*

Allan L. Frank (5)	Voting Common Stock	71,250	*	*

Robert F. Hussey	Voting Common Stock	—	*	*

Michael Uremovich (6)	Voting Common Stock	188,545	1.0%	*

All Directors, Director	Voting Common Stock	14,861,133	78.5%	70.5%
Nominees and	Series I Preferred Stock	65	51.6%	1.2%
Executive Officers as	Series J Preferred Stock	157	89.1%	3.0%
a group (7 individuals)

*      Less than 1%.

(1)   The number of shares of Voting Common Stock includes 309,400 shares held directly, 3,000 shares that Mr. Morgan has the right to acquire pursuant to options that are exercisable within 60 days, 12,948,420 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above), 681,358 shares that entities within the Amphion Group have the right to acquire pursuant to options and warrants that are exercisable within 60 days, 25,000 shares owned by Mr. Morgan’s wife.  As detailed in Note 1 to the immediately preceding table above, Mr. Morgan disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(2)   Includes 35,000 shares that Mr. Bertoldi has the right to acquire pursuant to options that are exercisable within 60 days. Includes 12,948,420 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above), and 681,358 shares that entities within the Amphion Group have the right to acquire pursuant to options and warrants that are exercisable within 60 days.  As detailed in Note 1 to the immediately preceding table above, Mr. Bertoldi disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(3)   Includes 10,300 shares of Common Stock held directly by Mr. Griebenow and 527,030 shares that Mr. Griebenow has the right to acquire pursuant to options that are exercisable within 60 days.  Mr. Griebenow is the president and chief executive officer, and an 11% owner of the stock of PV Proceeds Holdings, Inc., a beneficial owner of more than 5% of the Company’s Common Stock.  Mr. Griebenow denies beneficial ownership of the shares of the Company’s Common Stock owned by PV Proceeds Holdings, Inc.

(4)   Includes 80 shares of Common Stock held directly by Mr. Coleman and 61,750 shares that Mr. Coleman has the right to acquire pursuant to options that are exercisable within 60 days.

(5)   All 71,250 shares represent shares that Mr. Frank has the right to acquire pursuant to options that are exercisable within 60 days.

(6)   Includes 11,200 shares of Common Stock held directly by Mr. Uremovich and 177,345 shares that Mr. Uremovich has the right to acquire pursuant to options that are exercisable within 60 days.  Mr. Uremovich resigned his position with the Company in April 2003.

Additional information regarding the Company’s Equity Compensation Plans is contained in Item 5.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Other Matters

On July 30, 2003, the wife of Richard C. E. Morgan invested $100,000 in the Company pursuant to the terms of a bridge financing agreement.  Mrs. Morgan acquired a convertible promissory note in the principal amount of $100,000 and 25,000 unregistered shares of the Company’s common stock.  The Company agreed to use reasonable efforts to register the shares within 60 days of the transaction, and Mrs. Morgan agreed not to sell more than one-third of the shares in any calendar month.  The Company and Mrs. Morgan made certain representations and warranties in the bridge financing agreement.  The convertible promissory note bears interest at a rate of 7% compounded annually. At each of July 30, 2003; July 30, 2004; and July 30, 2005 the holder may elect to convert one-third of the principal amount of the note (plus accrued interest thereon) into shares of the Company’s common stock, provided that the Company has not, on or prior to each such conversion date retired one-third of the principal amount of the Note. The conversion price initially is 65% of the average closing price of a share of the Company’s common stock for the 20 trading days preceding the given anniversary date, provided that the maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share, and the conversion price is subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s shares of common stock.  Subject to the holder’s right to convert the note in accordance  with its terms, the note may be prepaid without penalty.

Richard C.E. Morgan, the Chairman of the Company’s board of directors, is the owner of 41.5% of Antiope Partners L.L.C., 41.643% of Amphion Partners L.L.C., 49.5% of Amphion Investments L.L.C., and, on a fully-diluted basis, 2.6258% of VennWorks LLC.  Mr. Morgan disclaims beneficial ownership of all of the Company’s shares held by these entities.

Robert J. Bertoldi, a director of the Company, is the owner of 23.5% of Antiope Partners L.L.C., 23.5823% of Amphion Partners L.L.C., 33.0% of Amphion Investments L.L.C., and, on a fully-diluted basis, 0.5442% of VennWorks LLC.  Mr. Bertoldi disclaims beneficial ownership of all of the Company’s shares held by these entities.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2003.

AXCESS INTERNATIONAL INC.

By:	/s/ Allan Griebenow
Allan Griebenow, Director, President and
Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, Allan Griebenow, certify that:

1.     I have reviewed this amended annual report on Form 10-KSB of Axcess International Inc.;

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

Date: April 30, 2003

/s/ ALLAN GRIEBENOW
Allan Griebenow, President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, Allan Frank, certify that:

1.     I have reviewed this amended annual report on Form 10-KSB of Axcess International Inc.;

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

Date: April 30, 2003

/s/ ALLAN L. FRANK
Allan L. Frank, Vice President, Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AXCESS International Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan Griebenow, President, Chief Executive Officer and Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as applicable; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/S/ ALLAN GRIEBENOW
Allan Griebenow
President, Chief Executive Officer and Principal Executive Officer

Dated: April 30, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AXCESS International Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Allan L. Frank, Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as applicable; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/S/ ALLAN L. FRANK
Allan L. Frank
Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer

Dated: April 30, 2003