Form 10QSB
period 2003-03-31
AXCESS INC/TX
filed 2003-05-15
CIK 710597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes ☒ No ☐

Number of shares of common stock outstanding on May 1, 2003: 16,838,648.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AXCESS INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$15,282	$33,249
Restricted Cash	—	140,000
Accounts receivable - trade, net of allowance for doubtful accounts	126,299	85,379
Inventory	214,056	231,619
Prepaid expenses and other	70,668	93,944

Total current assets	426,305	584,191

Property, plant and equipment, net	169,018	213,794
Intellectual property, net	372,860	447,245
Other assets	—	29,384

Total assets	$968,183	$1,274,614

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,407,397	$1,404,060
Other accrued liabilities	1,650,051	1,501,727
Restricted cash for future funding	—	140,000
Notes payable:
Stockholders, includes $6,477,979 in default	10,455,227	10,405,227
Other	37,689	65,844
Dividends payable	554,481	455,285
Total current liabilities	14,104,845	13,972,143

Note payable to stockholder	1,305,000	1,000,000
Discount on convertible debt	(1,124,354)	(956,148)

Total liabilities	14,285,491	14,015,995

Stockholders’ equity (deficit):
Convertible preferred stock, 7,000,000 shares authorized; 11,976 shares issued and outstanding in 2003 and 2002; $4,872,847 aggregate liquidation preference in 2003 and 2002	4,872,847	4,872,847
Common stock, $.01 par value, 50,000,000 shares authorized in 2003 and 2002; 16,838,648 shares issued and outstanding in 2003 and 16,566,148 shares issued and outstanding in 2002	168,387	165,662
Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; no shares issued or outstanding in 2003 or 2002, convertible into common stock on a one for one share basis	—	—
Additional paid-in capital	123,992,520	123,768,261
Note receivable and accrued interest due from stockholder	(4,711,915)	(4,711,915)
Accumulated deficit	(137,639,147)	(136,836,236)

Total stockholders’ deficit	(13,317,308)	(12,741,381)

Total liabilities and stockholders’ deficit	$968,183	$1,274,614

See accompanying notes to unaudited financial statements.

AXCESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Sales	$290,564	$376,957
Cost of sales	174,712	286,994

Gross profit	115,852	89,963
Expenses:
Research and development	136,393	610,786
General and administrative	258,567	423,653
Selling and marketing	88,597	461,789
Depreciation and amortization	119,162	172,992

Operating expenses	602,719	1,669,220

Loss from operations	(486,867)	(1,579,257)

Other income (expense):
Interest expense	(219,640)	(328,354)
Interest income	—	80,000
Other	2,792	—

Other expense, net	(216,848)	(248,354)

Net loss	(703,715)	(1,827,611)

Preferred stock dividend requirements	(99,196)	(109,597)

Net loss applicable to common stock	$(802,911)	$(1,937,208)

Basic and diluted net loss per share	$(0.05)	$(0.12)

Weighted average shares of common stock outstanding	16,744,787	15,848,179

See accompanying notes to unaudited financial statements.

AXCESS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(703,715)	$(1,827,611)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	119,161	172,992
Amortization of financing discount and issuance costs	61,311	68,849
Changes in operating assets and liabilities:
Accounts receivable	(40,920)	(73,985)
Inventory	17,563	158,968
Prepaid expenses and other	21,744	90,475
Other assets	29,384	—
Accounts payable	3,336	(202,909)
Other liabilities	8,324	161,402
Net cash used by operating activities	(483,812)	(1,451,819)

Cash flow from investing activities:
Change in restricted cash	140,000	—
Net cash provided (used) by investing activities	140,000	—

Cash flow from financing activities:
Borrowings under financing agreements	354,000	1,495,000
Principal payments on financing agreements	(28,155)	(38,483)
Net cash provided by financing activities	325,845	1,456,517

Net increase (decrease) in cash and cash equivalents	(17,967)	4,698
Cash and cash equivalents, beginning of period	33,249	—
Cash and cash equivalents, end of period	$15,282	$4,698

Supplemental information:
Cash paid during the period for interest	$217	$—

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

The Company’s business plan for 2003 is predicated principally upon the successful marketing of its RFID and digital video products. During 2002, operating activities utilized approximately $3.2 million of cash.  During the first quarter of 2003 the Company raised $355,000 for additional working capital.  However, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2003.

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

The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners, and VennWorks LLC (formerly incuVest LLC) (collectively, the “Amphion Group”). Following the conversion of preferred stock held by the Amphion Group into common stock in 2001, the Amphion Group owns approximately 81% of the outstanding voting stock of the Company.  The Company also received working capital during the first quarter of 2003 through a bridge financing from several accredited investors.  The Company is also in the process of negotiating with several accredited investors for additional working capital through a Preferred Stock facility.

(c) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Raw materials	$146,506	$162,806
Work-in-process	2,398	3,370
Finished goods	65,152	65,443
	$214,056	$231,619

(d) Stock Options

The Company accounts for its stock-based compensation plan under Accounting Principles Board (“ABP”) Opinion No. 25, Accounting for Stock Issued to Employees.  The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002.

	Three Months Ended March 31,
	2003	2002
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(802,911)	$(1,937,208)
Less: fair value of employee stock compensation	(119,421)	(49,978)
Pro forma net loss attributed to common stock	(922,332)	(1,987,186)

Loss per common share
Basic and diluted net loss per share – as reported	$(0.05)	$(0.12)
Basic and diluted net loss per share – pro forma	$(0.06)	$(0.13)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	5.0%	5.0%
Expected life	10 years	10 years
Expected volatility	88% - 92%	88% - 92%
Expected dividend yield	0.0%	0.0%

(e) Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS 146 nullifies FASB Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS 146 did not have a material impact on its financial position or results from operations.

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

(2) Contingencies

In Stephen L. Briggs v. AXCESS, Inc., JAMS Arbitration filed on October 2, 2001, Stephen Briggs, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in severance pay.   In January 2003, Mr. Briggs signed a release and dropped his request for arbitration and the Company owed him no payment.

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

Pioneer Standard Electronics, Incorporated (“Pioneer”), filed a lawsuit against the Company in the county court in Dallas County, Texas on September 28, 2001.  Pioneer was a vendor to the Company and seeks damages of $81,533 for non-payment for services provided.  During the first quarter of 2003, Pioneer was granted a judgment for the entire amount.  The Company is attempting to settle this claim, but has limited resources to do.

The Company is also engaged in a number of lawsuits with approximately twenty vendors who claim they are owed amounts from $2,500 to $30,000, which aggregate in total $256,453. The Company is currently defending or seeking to settle each of the vendor’s claims.  At March 31, 2003, the Company has accrued the delinquent amounts payable for the claims described in this paragraph.

(3) Preferred Stock

The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in four series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series C	Series I	Series J	Series 1999
Number of shares authorized	1,500,000	2,500	2,500	2,500

Stated value	$30.20	$10,000	$10,000	$10,000

Number of shares issued and outstanding:
December 31, 2002	11,522	125	177	152
March 31, 2003	11,522	125	177	152

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	$ 2.51 into voting common stock	$ 2.51 into non-voting common stock	$ 2.51 into voting common stock

Liquidation preference	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends

Dividend rights	10% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative

The Company’s non-voting common stock may be converted to voting common stock at any time by the holder thereof, on a one-to-one basis.

The holders of the Company’s Series C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock at the option of the holder. During the three months ended March 31, 2003 there were $8,697 of dividends accrued.  Dividends payable of $61,748 and $53,051 of dividends payable for Series C Preferred Stock at March 31, 2003 and December 31, 2002, respectively.

The holders of Series I Preferred Stock, Series J Preferred Stock, and Series 1999 Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock.   Shares of Series I Preferred Stock, Series J Preferred Stock and Series 1999 Preferred Stock are convertible into shares of common stock at a conversion price of $2.51 per share.  During the three months ended March 31, 2003 there were $25,037, $35,152 and $30,310 of dividends accrued for Series I Preferred Stock, Series J Preferred Stock and Series 1999 Voting Preferred Stock, respectively.   Dividends payable of $154,282 and $129,245 of dividends payable for Series I Preferred Stock at March 31, 2003 and December 31, 2002, respectively. Dividends payable of $185,220 and $150,067 of dividends payable for Series J Preferred Stock at March 31, 2003 and December 31, 2002, respectively. Dividends payable of $153,232 and $122,922 of dividends payable for Series 1999 Voting Preferred Stock at March 31, 2003 and December 31, 2002, respectively.

(4) Notes Payable to Stockholders

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the three months ended March 31, 2003, the Company borrowed $50,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

(5) Bridge Financing

On January 17, 2003, the Company entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 3.05 “units” to the investors for an aggregate purchase price of $305,000.  Each unit consists of a convertible promissory note in the amount of $100,000 and 50,000 unregistered shares of the Company’s common stock.

Pursuant to the bridge financing agreement, the Company is required to use reasonable efforts to register the shares of common stock comprising the units within 60 days after the execution of the bridge financing agreement, or as soon as practicable thereafter.  The Company has not registered these shares of common stock yet.  Upon registration of the common stock, each investor may not sell more than one-third of the common stock comprising the units during any calendar month.  The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on January 17, 2006.  On each of January 17, 2004, January 17, 2005 and January 17, 2006, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company.  The conversion price of the notes is initially 65% of the average closing price of a share of the Company’s common stock for the 20 trading days preceding the given anniversary date of the notes.  The maximum conversion price shall be $2.00 per share and the minimum conversion price shall be $0.50 per share.  The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company’s shares of common stock.  The notes may be prepaid in whole or in part by the Company without premium or penalty.

In connection with this bridge financing, the Company recorded a $224,259 debt discount due to the value of the equity consideration and beneficial conversion of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount will be amortized using the effective interest method over the three-year life of the agreement.

(6) Significant Customers

During the three months ended March 31, 2003 the Company had two customers that accounted for 44% of the overall revenue, two customers accounted for 78% of the digital video product sales and three customers accounted for 42% of the RFID product sales.  During the three months ended March 31, 2002 the Company had three customers that accounted for 47% of the overall revenue, two customers accounted for 53% of the digital video product sales and two customers accounted for 49% of the RFID product sales.

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

A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals.  For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially  “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2002 Annual Report on Form 10-KSB.

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

Liquidity and Capital Resources

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital requirements. At March 31, 2003, the Company had a working capital deficit of $13,678,540.

The Company’s operations continued to generate losses in 2003. The Company’s cash decreased $17,967 during the three months ended March 31, 2003 with operating activities using $483,812 of cash. The Company funded operations primarily through borrowings from Amphion and other accredited investors with financing activities providing net cash of $325,845. No assurance can be given that such sources will continue to provide funding to the Company.  The Company’s business plan for 2003 is predicated principally upon the successful marketing of its RFID and digital video products. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2003.  The Company is currently in the process of raising up to $1.5 million of additional working capital through an exempt Preferred Stock offering.  The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consists of 100,000 shares of Preferred Stock bearing a 7% dividend and 100,000 warrants to purchase the Company’s common stock exercisable for two years at $1.00 per share.  The Company is anticipating closing the offering during the second quarter of 2003

The Company’s working capital requirements depend upon many factors, including the extent and timing of the Company’s product sales, the Company’s operating results, the status of competitive products, and actual expenditures and revenues compared to its business plan. The Company is currently experiencing declining liquidity, including negative working capital balances, losses from operations and negative cash flows, which makes it difficult for the Company to meet its current cash requirements, including payments to vendors, and may jeopardize the Company’s ability to continue as a going concern. The Company intends to address its liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.

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

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the three months ended March 31, 2003, the Company borrowed $50,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

On January 17, 2003, the Company entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 3.05 “units” to the investors for an aggregate purchase price of $305,000.  Each unit consists of a convertible promissory note in the amount of $100,000 and 50,000 unregistered shares of the Company’s common stock.

Pursuant to the bridge financing agreement, the Company is required to use reasonable efforts to register the shares of common stock comprising the units within 60 days after the execution of the bridge financing agreement, or as soon as practicable thereafter.  The Company has not registered these shares of common stock yet.  Upon registration of the common stock, each investor may not sell more than one-third of the common stock comprising the units during any calendar month.  The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on January 17, 2006.  On each of January 17, 2004, January 17, 2005 and January 17, 2006, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company.  The conversion price of the notes is initially 65% of the average closing price of a share of the Company’s common stock for the 20 trading days preceding the given anniversary date of the notes.  The maximum conversion price shall be $2.00 per share and the minimum conversion price shall be $0.50 per share.  The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company’s shares of common stock.  The notes may be prepaid in whole or in part by the Company without premium or penalty.

In connection with this bridge financing, the Company recorded a $224,259 debt discount due to the value of the equity consideration and beneficial conversion of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount will be amortized using the effective interest method over the three-year life of the agreement.

Notes Currently In Default

On September 30, 1999, the Company signed a 10% convertible note maturing September 30, 2002 (“Amphion Convertible Note”), under which the Company could borrow up to $6,000,000 from Amphion Ventures. As of March 31, 2003 the balance under this note was $2, 477,979.  The balance of the indebtedness under the 10% convertible note issued was due in full by the Company on September 30, 2002 and, as of March 31, 2003, this note is in default. The Company is negotiating with Amphion Ventures to extend the term of the notes.  Amphion Ventures has not pursued any collection activities relating to this note.  However, no assurances can be given that they will not in the future.

On July 28, 1999, the Company acquired substantially all of the assets of Prism Video, Inc. (“Prism”), a privately held corporation, and agreed to pay $4,000,000 to “Prism” on December 31, 2002. The balance of the indebtedness under the Prism note issued was due in full by the Company on December 31, 2002; as of March 31, 2003 this note is in default. The Company is negotiating with Prism to extend the term of the notes. The note payable has a face amount of $4,000,000 and is collateralized by the Company’s $3,902,375 note receivable from Amphion Ventures, L.P. (“Amphion Ventures”). Pursuant to the Asset Purchase Agreement between AXCESS and Prism, AXCESS assigned Prism all payments of principal to be made by Amphion Ventures under the note receivable until the balance of the note receivable is paid in full or the balance due under the note payable to Prism is paid in full, whichever occurs first.   Prism has not pursued any collection activities relating to the collection of this note.  However, no assurances can be given that they will not in the future.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Sales and Gross Profit. Sales for the three months ended March 31, 2003 were $290,564 and for the three months ended March 31, 2002 were $376,957, on which a gross profit of $115,852 and $89,963 was realized, respectively. The decrease in sales was due to the lack of financing for the Company and the inability to fulfill orders.  The Company has a backlog of sales orders of over $400,000 as of March 31, 2003.  In the event of adequate financing the Company would be able to fulfill those orders within 90 — 120 days.  However, there can be no assurances that when the financing was provided that all of those sales orders would still be valid.   The margin improvement is driven by a reduction of the production staff and lower inventory adjustments due to the Company’s move towards contract manufacturing.

Radio frequency identification (RFID) product sales were $126,312 for the three months ended March 31, 2003 and $196,889 for the three months ended March 31, 2002. Cost of sales was $80,935 for the three months ended March 31, 2003 and $151,647 for the three months ended March 31, 2002. As a result, gross profits from RFID products were $45,377 for the three months ended March 31, 2003 and $45,242 for the three months ended March 31, 2002.

Digital video product sales were $164,252 for the three months ended March 31, 2003 and $180,068 for the three months ended March 31, 2002.  Cost of sales was $93,777 for the three months ended March 31, 2003 and $135,347 for the three months ended March 31, 2002.  As a result, gross profits from digital video products were $70,475 for the three months ended March 31, 2003 and $44,721 for the three months ended March 31, 2002.

Operating Expenses. Operating expenses were $602,719 for the three months ended March 31, 2003 and $1,669,220 for the three months ended March 31, 2002.  This decrease was due to cost reduction programs implemented during 2002 including a staffing reduction, fewer marketing expenditures and the completion of several research and development projects.

Research and development expenses were $136,393 for the three months ended March 31, 2003 and $610,786 for the three months ended March 31, 2002.  This decrease is a result of the completion of the integration of some of the video and RFID products allowing for a reduction of employees.

Corporate general and administrative expenses were $258,567 for the three months ended March 31, 2003 and $423,653 for the three months ended March 31, 2002.  This decrease can be attributed to a reduction in head count, lower rent with the closure of the Georgia facility and a reduction of outside services fees.

Selling and marketing expenses were $88,597 for the three months ended March 31, 2003 and $461,789 for the three months ended March 31, 2002.  The decrease was caused by the Company’s strategic shift away from a direct selling (our sales people contacting the end users) approach and an increased reliance on an indirect (focus on us selling to the integrators who sell to the end users) marketing approach.  The strategic shift allowed the company to decrease the headcount and lower the advertising.  The indirect sales model allows the Company to address multiple industry segments generically, including manufacturing, wholesale / distribution, retail, services, government, education and finance. The indirect sales model fits the characteristics of the Company’s product portfolio with other products, which become system solutions that require custom site planning and installation. By working directly with established marketing channel partners, this indirect model also gives the Company the flexibility to introduce new products and application as they are developed.

Depreciation and amortization expenses were $119,162 for the three months ended March 31, 2003 and $172,992 for the three months ended March 31, 2002.  The decrease is related to lower depreciation expense as a result of the age of the equipment.

Other expenses, net. Other expenses, net, were $216,848 for the three months ended March 31, 2003 and $248,354 for the three months ended March 31, 2002. Interest income was $80,000 lower during the three months ended March 31, 2003, compared to the three months ended March 31, 2002.  Interest expense was $108,714 lower in the three months ended March 31, 2003 compared to the three months ended March 31, 2002, reflecting a decrease in the amortization of the Prism note discount which became due on December 31, 2002.

Loss from Operations. Loss from operations was $703,715 for the three months ended March 31, 2003, compared to a loss of $1,827,611 for the three months ended March 31, 2002.  The decrease is due primarily to improved gross margins as a result of lower production staffing and lower inventory adjustments, headcount reductions across all departments, reduced rent due to the Georgia facility being closed and a reduction of outside services.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $99,196 for the three months ended March 31, 2003 and $109,597 for the three months ended March 31, 2002. This decrease was due to the conversions of shares of preferred stock into common stock during 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In Stephen L. Briggs v. AXCESS, Inc., JAMS Arbitration filed on October 2, 2001, Stephen Briggs, a former employee of the Company, asserted that he had good cause to terminate his employment under his employment agreement and is owed $300,000 in severance pay.   In January 2003, Mr. Briggs signed a release and dropped his request for arbitration and the Company owed him no payment.

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

Pioneer Standard Electronics, Incorporated (“Pioneer”), filed a lawsuit against the Company in the county court in Dallas County, Texas on September 28, 2001.  Pioneer was a vendor to the Company and seeks damages of $81,533 for non-payment for services provided.  During the first quarter of 2003, Pioneer was granted a judgment for the entire amount.  The Company is attempting to settle this claim, but has limited resources to do.

The Company is also engaged in a number of lawsuits with approximately twenty vendors who claim they are owed amounts from $2,500 to $30,000, which aggregate in total $256,453. The Company is currently defending or seeking to settle each of the vendor’s claims.  At March 31, 2003, the Company has accrued the delinquent amounts payable for the claims described in this paragraph.

Item 2. Changes in Securities.

During the three months ended March 31, 2003, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Note Borrowings

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the three months ended March 31, 2003, the Company borrowed $50,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.

On January 17, 2003, the Company entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 3.05 “units” to the investors for an aggregate purchase price of $305,000.  Each unit consists of a convertible promissory note in the amount of $100,000 and 50,000 unregistered shares of the Company’s common stock.

Pursuant to the bridge financing agreement, the Company is required to use reasonable efforts to register the shares of common stock comprising the units within 60 days after the execution of the bridge financing agreement, or as soon as practicable thereafter.  The Company has not registered these shares of common stock yet.  Upon registration of the common stock, each investor may not sell more than one-third of the common stock comprising the units during any calendar month.  The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on January 17, 2006.  On each of January 17, 2004, January 17, 2005 and January 17, 2006, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company.  The conversion price of the notes is initially 65% of the average closing price of a share of the Company’s common stock for the 20 trading days preceding the given anniversary date of the notes.  The maximum conversion price shall be $2.00 per share and the minimum conversion price shall be $0.50 per share.  The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company’s shares of common stock.  The notes may be prepaid in whole or in part by the Company without premium or penalty.

In connection with this bridge financing, the Company recorded a $224,259 debt discount due to the value of the equity consideration and beneficial conversion of the financing, pursuant to the guidance issued by the Emerging Issues Task Force.  The debt discount will be amortized using the effective interest method over the three-year life of the agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description
10.1

Demand Note dated as of January 25, 2002, executed by the Company payable to Amphion Investments LLC in the principal amount of $200,000 (plus additional amounts shown on the schedule of advances to the note).

99.1

Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002; and certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

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

May 15, 2003

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

Date:	May 15, 2003

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

Date:	May 15, 2003

/s/ ALLAN L. FRANK
Allan L. Frank, Vice President, Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)