Form 10QSB
period 2003-06-30
AXCESS INTERNATIONAL INC/TX
filed 2003-08-14
CIK 710597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes ☒ No ☐

Number of shares of common stock outstanding on August 1, 2003: 19,403,649

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AXCESS INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,053,256	$33,249
Restricted Cash	—	140,000
Accounts receivable - trade, net of allowance for doubtful accounts	70,286	85,379
Inventory	256,554	231,619
Prepaid expenses and other	71,179	93,944

Total current assets	1,451,275	584,191

Property, plant and equipment, net	116,475	213,794
Intellectual property, net	298,474	447,245
Other assets	—	29,384

Total assets	$1,866,224	$1,274,614

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,221,947	$1,404,060
Other accrued liabilities	1,852,848	1,501,727
Restricted cash for future funding	—	140,000
Notes payable:
Stockholders, includes $6,477,979 in default	10,405,227	10,405,227
Other	15,254	65,844
Dividends payable	654,780	455,285
Total current liabilities	14,150,056	13,972,143

Note payable to stockholder	1,305,000	1,000,000
Discount on convertible debt	(974,568)	(956,148)

Total liabilities	14,480,488	14,015,995

Stockholders’ equity (deficit):
Convertible preferred stock, 7,000,000 shares authorized; 11,976 shares issued and outstanding in 2003 and 2002; $4,872,847 aggregate liquidation preference in 2003 and 2002	4,872,847	4,872,847
Common stock, $.01 par value, 50,000,000 shares authorized in 2003 and 2002; 19,403,649 shares issued and outstanding in 2003 and 16,566,148 shares issued and outstanding in 2002	194,037	165,662
Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; no shares issued or outstanding in 2003 or 2002, convertible into common stock on a one for one share basis	—	—
Additional paid-in capital	125,982,350	123,768,261
Note receivable and accrued interest due from stockholder	(4,711,915)	(4,711,915)
Accumulated deficit	(138,951,583)	(136,836,236)

Total stockholders’ deficit	(12,614,264)	(12,741,381)

Total liabilities and stockholders’ deficit	$1,866,224	$1,274,614

See accompanying notes to unaudited financial statements.

AXCESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Sales	$245,427	$407,695	$535,991	$784,652
Cost of sales	160,278	341,579	334,990	628,573

Gross profit	85,149	66,116	201,001	156,079
Expenses:
Research and development	157,753	517,280	294,146	1,140,878
General and administrative	331,902	464,244	590,469	875,085
Selling and marketing	49,937	354,884	138,534	816,673
Depreciation and amortization	113,789	141,229	232,951	314,221

Operating expenses	653,381	1,477,637	1,256,100	3,146,857

Loss from operations	(568,232)	(1,411,521)	(1,055,099)	(2,990,778)
Other income (expense):
Interest expense	(306,353)	(286,640)	(525,993)	(614,994)
Interest income	—	80,889	—	160,889
Other	137,299	(998)	140,091	(998)

Other expense, net	(169,054)	(206,749)	(385,902)	(455,103)

Net loss	(737,286)	(1,618,270)	(1,441,001)	(3,445,881)

Preferred stock dividend requirements	(575,153)	(112,777)	(674,349)	(222,374)

Net loss applicable to common stock	$(1,212,141)	$(1,731,047)	$(2,115,350)	$(3,668,255)

Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.12)	$(0.23)

Weighted average shares of common stock outstanding	17,698,593	15,848,179	17,224,325	15,848,179

See accompanying notes to unaudited financial statements.

AXCESS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(1,441,001)	$(3,445,881)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	232,951	314,221
Amortization of financing discount and issuance costs	211,097	68,849
Shares issued for services rendered	80,000	—
Loss on disposal of assets	13,139	—
Changes in operating assets and liabilities:
Accounts receivable	15,093	(234,307)
Inventory	(24,935)	324,685
Prepaid expenses and other	20,236	245,922
Other assets	29,384	(150)
Accounts payable	(182,113)	(217,016)
Other liabilities	351,121	700,655
Net cash used by operating activities	(695,028)	(2,243,022)

Cash flow from financing activities:
Borrowings under financing agreements	305,000	2,419,000
Principal payments on financing agreements	(50,590)	(63,130)
Net proceeds from issuance of common and preferred stock	1,460,625	—
Net cash provided by financing activities	1,715,035	2,355,870

Net increase (decrease) in cash and cash equivalents	1,020,007	112,848
Cash and cash equivalents, beginning of period	33,249	—
Cash and cash equivalents, end of period	1,053,256	112,848

Supplemental information:
Cash paid during the year for interest	$—	$—

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

The Company’s business plan for 2003 is predicated principally upon the successful marketing of its RFID and digital video products. During 2002, operating activities utilized approximately $3.2 million of cash.  During the second quarter of 2003 the Company raised a net of $1,460,625 of additional working capital through an exempt Preferred Stock offering.  The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend approximately 15,000 shares of Common Stock, and 100,000 warrants to purchase the Company’s common stock exercisable for two years at $1.00 per share.  However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2003.

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

The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management, and NVW, LLC (collectively, the “Amphion Group”). Following the conversion of the 2003 preferred stock held by the Amphion Group into common stock in 2003, the Amphion Group owns approximately 67% of the outstanding voting stock of the Company.

(c) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Raw materials	$140,750	$162,806
Work-in-process	2,398	3,370
Finished goods	113,406	65,443
	$256,554	$231,619

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(837,584)	$(1,731,047)	$(1,640,495)	$(3,668,255)
Less: fair value of employee stock compensation	(105,206)	(47,128)	(224,628)	(97,128)
Pro forma net loss attributed to common stock	(942,790)	(1,778,175)	(1,865,123)	(3,765,383)

Loss per common share
Basic and diluted net loss per share – as reported	$(0.05)	$(0.11)	$(0.10)	$(0.23)
Basic and diluted net loss per share – pro forma	$(0.05)	$(0.11)	$(0.11)	$(0.24)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	5.0%	5.0%	5.0%	5.0%
Expected life	10 years	10 years	10 years	10 years
Expected volatility	88% -92%	88% - 92%	88% - 92%	88% - 92%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

(2) Contingencies

Pioneer Standard Electronics, Incorporated (“Pioneer”), filed a lawsuit against the Company in the county court in Dallas County, Texas on September 28, 2001.  Pioneer was a vendor to the Company and seeks damages of $81,533 for non-payment for services provided.  During the first quarter of 2003, Pioneer was granted a judgment for the entire amount.  The Company has reached a settlement with Pioneer and is making payments.

The Company is also engaged in a number of lawsuits with approximately fifteen vendors who claim they are owed amounts from $500 to $45,000, which aggregate in total $251,117. The Company is currently defending or seeking to settle each of the vendor’s claims.  At June 30, 2003, the Company has accrued the delinquent amounts payable for the claims described in this paragraph.

(3) Preferred Stock

The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in five series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series C	Series I	Series J	Series 1999	2003 Series
Number of shares authorized	1,500,000	2,500	2,500	2,500	2,133,333

Stated value	$30.20	$10,000	$10,000	$10,000	$1.00

Number of shares issued and outstanding:
December 31, 2002	11,522	125	177	152	—
June 30, 2003	11,522	125	177	152	—

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	$ 2.51 into voting common stock	$ 2.51 into non-voting common stock	$ 2.51 into voting common stock	1 to 1 into voting common stock

Liquidation preference	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends

Dividend rights	10% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative	7% per annum, cumulative

The Company’s non-voting common stock may be converted to voting common stock at any time by the holder thereof, on a one-to-one basis.

The holders of the Company’s Series C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock at the option of the holder. During the three months ended June 30, 2003 there were $8,793 of dividends accrued.  Dividends payable for Series C Preferred Stock were $70,541 and $53,051 at June 30, 2003 and December 31, 2002, respectively.

The holders of Series I Preferred Stock, Series J Preferred Stock, and Series 1999 Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock.   Shares of Series I Preferred Stock, Series J Preferred Stock and Series 1999 Preferred Stock are convertible into shares of common stock at a conversion price of $2.51 per share.  During the three months ended June 30, 2003 there were $25,315, $35,544 and $30,647 of dividends accrued for Series I Preferred Stock, Series J Preferred Stock and Series 1999 Voting Preferred Stock, respectively.   Dividends payable of $179,597 and $129,245 of dividends payable for Series I Preferred Stock at June 30, 2003 and December 31, 2002, respectively. Dividends payable of $220,763 and $150,067 of dividends payable for Series J Preferred Stock at June 30, 2003 and December 31, 2002, respectively. Dividends payable of $183,878 and $122,922 of dividends payable for Series 1999 Voting Preferred Stock at June 30, 2003 and December 31, 2002, respectively.

The Company completed a $1,537,500 exempt Preferred Stock Offering during May of 2003.  The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend approximately 15,000 shares of Common Stock, and 100,000 warrants to purchase the Company’s common stock exercisable for two years at $1.00 per share.  The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $2.00.  On June 5, 2003 the closing twenty-day average was at $2.02 and the 2003 Preferred converted to 2,050,001 shares of Common Stock.

(4) Notes Payable to Stockholders

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the three months ended June 30, 2003, the Company repaid $50,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.  The Company repaid this note during the three months ended June 30, 2003.

(5) Significant Customers

During the three months ended June 30, 2003 the Company had three customers that accounted for 37% of the overall revenue, three customers accounted for 83% of the digital video product sales and one customers accounted for 18% of the RFID product sales.  During the three months ended June 30, 2002 the Company had two customers that accounted for 41% of the overall revenue, two customers accounted for 55% of the digital video product sales and one customers accounted for 15% of the RFID product sales.

During the six months ended June 30, 2003 the Company had two customers that accounted for 29% of the overall revenue, three customers accounted for 76% of the digital video product sales and two customers accounted for 22% of the RFID product sales.  During the six months ended June 30, 2002 the Company had two customers that accounted for 32% of the overall revenue, two customers accounted for 40% of the digital video product sales and one customers accounted for 22% of the RFID product sales.

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

Liquidity and Capital Resources

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital requirements. At June 30, 2003, the Company had a working capital deficit of $12,698,781.

The Company’s operations continued to generate losses in 2003. The Company’s cash increased $1,020,003 during the six months ended June 30, 2003 with operating activities using $695,028 of cash. The Company funded operations primarily through borrowings from Amphion and other accredited investors and proceeds from the 2003 Preferred stock issued to accredited investors with financing activities providing net cash of $1,715,035. No assurance can be given that such sources will continue to provide funding to the Company.  The Company’s business plan for 2003 is predicated principally upon the successful marketing of its RFID and digital video products. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2003.  During the second quarter of 2003 the Company raised a net of  $1,460,625 of additional working capital through an exempt Preferred Stock offering.  The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend approximately 15,000 shares of Common Stock and 100,000 warrants to purchase the Company’s common stock exercisable for two years at $1.00 per share.

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

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the three months ended March 31, 2003, the Company borrowed $50,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.  The Company repaid this note during the three months ended June 30, 2003.

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

Notes Currently In Default

On September 30, 1999, the Company signed a 10% convertible note maturing September 30, 2002 (“Amphion Convertible Note”), under which the Company could borrow up to $6,000,000 from Amphion Ventures. As of June 30, 2003 the balance under this note was $2, 477,979.  The balance of the indebtedness under the 10% convertible note issued was due in full by the Company on September 30, 2002 and, as of June 30, 2003, this note is in default. The Company is negotiating with Amphion Ventures to extend the term of the notes.  Amphion Ventures has not pursued any collection activities relating to this note.  However, no assurances can be given that they will not in the future.

On July 28, 1999, the Company acquired substantially all of the assets of Prism Video, Inc. (“Prism”), a privately held corporation, and agreed to pay $4,000,000 to “Prism” on December 31, 2002. The balance of the indebtedness under the Prism note issued was due in full by the Company on December 31, 2002; as of June 30, 2003 this note is in default. The Company is negotiating with Prism to extend the term of the notes. The note payable has a face amount of $4,000,000 and is collateralized by the Company’s $3,902,375 note receivable from Amphion Ventures, L.P. (“Amphion Ventures”). Pursuant to the Asset Purchase Agreement between AXCESS and Prism, AXCESS assigned Prism all payments of principal to be made by Amphion Ventures under the note receivable until the balance of the note receivable is paid in full or the balance due under the note payable to Prism is paid in full, whichever occurs first.   Prism has not pursued any collection activities relating to the collection of this note.  However, no assurances can be given that they will not in the future.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Sales and Gross Profit. Sales for the three months ended June 30, 2003 were $245,427 and for the three months ended June 30, 2002 were $407,695, on which a gross profit of $85,149 and $66,116 was realized, respectively. The decrease in sales was due to the lack of financing for the Company and the inability to fulfill orders.  The Company has a backlog of sales orders of over $130,000 as of June 30, 2003.  The Company would be able to fulfill those orders within 90 – 120 days.  However, there can be no assurances, due to the timing of the financing, that all of those sales orders are still valid.   The margin improvement is driven by a reduction of the production staff and lower inventory adjustments due to the Company’s move towards contract manufacturing.

Radio frequency identification (RFID) product sales were $158,658 for the three months ended June 30, 2003 and $141,959 for the three months ended June 30, 2002. Cost of sales was $111,311 for the three months ended June 30, 2003 and $129,208 for the three months ended June 30, 2002. As a result, gross profits from RFID products were $47,347 for the three months ended June 30, 2003 and $12,751 for the three months ended June 30, 2002.

Digital video product sales were $86,769 for the three months ended June 30, 2003 and $265,736 for the three months ended June 30, 2002.  Cost of sales was $48,968 for the three months ended June 30, 2003 and $212,372 for the three months ended June 30, 2002.  As a result, gross profits from digital video products were $37,801 for the three months ended June 30, 2003 and $53,364 for the three months ended June 30, 2002.

Operating Expenses. Operating expenses were $653,381 for the three months ended June 30, 2003 and $1,477,637 for the three months ended June 30, 2002.  This decrease was due to cost reduction programs implemented during 2002 and continuing through 2003 including a staffing reduction, fewer marketing expenditures and the completion of several research and development projects.

Research and development expenses were $157,753 for the three months ended June 30, 2003 and $517,280 for the three months ended June 30, 2002.  The decrease is a result of the completion of the integration of some of the video and RFID products allowing for a reduction of employees, the closing a facility in Georgia and the elimination of certain leased equipment.

Corporate general and administrative expenses were $331,902 for the three months ended June 30, 2003 and $464,244 for the three months ended June 30, 2002.  During the three months ended June 30, 2003 the Company hired a firm to assist in their investor relation activity and experienced an increase in their cost of insurance.  However, the Company was able to decrease their overall cost of expense.  This decrease can be attributed to a reduction in head count, elimination of contract labor, lower rent with the closure of half of the Texas facility and a reduction of outside legal and accounting service fees.

Selling and marketing expenses were $49,937 for the three months ended June 30, 2003 and $354,884 for the three months ended June 30, 2002.  The decrease was caused by the Company’s strategic shift away from a direct selling (our sales people contacting the end users) approach and an increased reliance on an indirect (focus on us selling to the integrators who sell to the end users) marketing approach.  The strategic shift allowed the company to decrease the headcount and lower the advertising.  The indirect sales model allows the Company to address multiple industry segments generically, including manufacturing, wholesale / distribution, retail, services, government, education and finance. The indirect sales model fits the characteristics of the Company’s product portfolio with other products, which become system solutions that require custom site planning and installation. By working directly with established marketing channel partners, this indirect model also gives the Company the flexibility to introduce new products and application as they are developed.

Depreciation and amortization expenses were $113,789 for the three months ended June 30, 2003 and $141,229 for the three months ended June 30, 2002.  The decrease is related to lower depreciation expense as a result of the age of the equipment and the closing of the Georgia facility.

Other expenses, net. Other expenses, net, were $169,054 for the three months ended June 30, 2003 and $206,749 or the three months ended June 30, 2002. Interest income was $80,889 lower during the three months ended June 30, 2003, compared to the three months ended June 30, 2002.  Interest expense was $19,713 higher in the three months ended June 30, 2003 compared to the three months ended June 30, 2002, reflecting an increase in the amortization of the debt discount related to the Convertible notes issued in June 2002 and January 2003.  The Company also was able to settle several accounts payable issues relating to prior periods at a discount from the accrued amounts, which resulted in a $138,299 improvement in Other.

Net Loss. Net loss was $737,286 for the three months ended June 30, 2003, compared to a loss of $1,618,270 for the three months ended June 30, 2002.  The decrease is due primarily to improved gross margins as a result of lower production staffing and lower inventory adjustments, headcount reductions across all departments, reduced rent due to the Georgia facility being closed, a reduction of outside services and gains on settlements of account payables.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $575,153 for the three months ended June 30, 2003 and $112,777 for the three months ended June 30, 2002. This increase was due to the recording of the beneficial conversion discount of $474,855 for the 2003 Preferred Stock converted during the quarter.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Sales and Gross Profit. Sales for the six months ended June 30, 2003 were $535,991 and for the six months ended March 31, 2002 were $784,652, on which a gross profit of $201,001 and $156,079 was realized, respectively. The decrease in sales was due to the lack of financing for the Company and the inability to fulfill orders.  The Company has a backlog of sales orders of over $130,000 as of June 30, 2003.  The Company would be able to fulfill those orders within 90 – 120 days.  However, there can be no assurances, due to the timing of the financing, that all of those sales orders are still valid.   The margin improvement is driven by a reduction of the production staff and lower inventory adjustments due to the Company’s move towards contract manufacturing.

Radio frequency identification (RFID) product sales were $284,658 for the six months ended June 30, 2003 and $338,848 for the six months ended June 30, 2002. Cost of sales was $192,246 for the six months ended June 30, 2003 and $280,855 for the six months ended June 30, 2002. As a result, gross profits from RFID products were $92,724 for the six months ended June 30, 2003 and $57,993 for the six months ended June 30, 2002.

Digital video product sales were $251,027 for the six months ended June 30, 2003 and $445,804 for the six months ended June 30, 2002.  Cost of sales was $142,744 for the six months ended June 30, 2003 and $347,719 for the six months ended June 30, 2002.  As a result, gross profits from digital video products were $108,283 for the six months ended June 30, 2003 and $98,085 for the six months ended June 30, 2002.

Operating Expenses. Operating expenses were $1,256,100 for the six months ended June 30, 2003 and $3,146,857 for the six months ended June 30, 2002.  This decrease was due to cost reduction programs implemented during 2002 and continuing through 2003 including a staffing reduction, fewer marketing expenditures and the completion of several research and development projects.

Research and development expenses were $294,146 for the six months ended June 30, 2003 and $1,140,878 for the six months ended June 30, 2002.  The decrease is a result of the completion of the integration of some of the video and RFID products allowing for a reduction of employees, the closing a facility in Georgia and the elimination of certain leased equipment.

Corporate general and administrative expenses were $590,469 for the six months ended June 30, 2003 and $875,085 for the six months ended June 30, 2002.  During the six months ended June 30, 2003 the Company hired a firm to assist in their investor relation activity and did experience an increase in their cost of insurance.  However, the Company was able to decrease their overall cost.  The decrease can be attributed to a reduction in head count, elimination of contract labor, lower rent with the closure of half of the Texas facility and a reduction of outside legal and accounting service fees.

Selling and marketing expenses were $138,534 for the six months ended June 30, 2003 and $816,673 for the six months ended June 30, 2002.  The decrease was caused by the Company’s strategic shift away from a direct selling (our sales people contacting the end users) approach and an increased reliance on an indirect (focus on us selling to the integrators who sell to the end users) marketing approach.  The strategic shift allowed the company to decrease the headcount and lower the advertising.  The indirect sales model allows the Company to address multiple industry segments generically, including manufacturing, wholesale / distribution, retail, services, government, education and finance. The indirect sales model fits the characteristics of the Company’s product portfolio with other products, which become system solutions that require custom site planning and installation. By working directly with established marketing channel partners, this indirect model also gives the Company the flexibility to introduce new products and application as they are developed.

Depreciation and amortization expenses were $232,951 for the six months ended June 30, 2003 and $314,221 for the six months ended June 30, 2002.  The decrease is related to lower depreciation expense as a result of the age of the equipment and the closing of the Georgia facility.

Other expenses, net. Other expenses, net, were $385,902 for the six months ended June 30, 2003 and $455,103 for the three months ended June 30, 2002. Interest income was $160,889 lower during the six months ended June 30, 2003, compared to the six months ended June 30, 2002.  Interest expense was $89,001 lower in the six months ended June 30, 2003 compared to the six months ended June 30, 2002, reflecting a decrease in the amortization of the Prism Note.  The Company also was able to settle several accounts payable issues relating to prior periods at a discount from the accrued amounts, which resulted in a $141,089 improvement in Other for the six months ended June 30, 2003 compared to the same period in 2002.

Net Loss. Net loss was $1,441,001 for the six months ended June 30, 2003, compared to a loss of $3,445,881 for the six months ended June 30, 2002.  The decrease is due primarily to improved gross margins as a result of lower production staffing and lower inventory adjustments, headcount reductions across all departments, reduced rent due to the Georgia facility being closed, a reduction of outside services and gains on settlements of account payables.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $674,349 for the six months ended June 30, 2003 and $222,374 for the six months ended June 30, 2002.  This increase was due to the recording of the beneficial conversion discount of $474,855 for the 2003 Preferred Stock converted during 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Pioneer Standard Electronics, Incorporated (“Pioneer”), filed a lawsuit against the Company in the county court in Dallas County, Texas on September 28, 2001.  Pioneer was a vendor to the Company and seeks damages of $81,533 for non-payment for services provided.  During the first quarter of 2003, Pioneer was granted a judgment for the entire amount.  The Company has reached a settlement with Pioneer and is making payments.

The Company is also engaged in a number of lawsuits with approximately fifteen vendors who claim they are owed amounts from $500 to $45,000, which aggregate in total $251,117. The Company is currently defending or seeking to settle each of the vendor’s claims.  At June 30, 2003, the Company has accrued the delinquent amounts payable for the claims described in this paragraph.

Item 2. Changes in Securities.

During the three months ended June 30, 2003, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Note Borrowings

The Company entered into a 6.75% convertible note with Amphion Investments LLC dated January 25, 2002. During the three months ended March 31, 2003, the Company borrowed $50,000 under this note. The principal outstanding under this note may be converted into securities of the Company at the option of Amphion Investments. The borrowings are unsecured and are due and payable on demand by Amphion Investments.  The Company repaid the $50,000 it borrowed plus interest during the three months ended June 30, 2003.

Preferred Stock Issued

The Company completed a $1,537,500 exempt Preferred Stock Offering during May of 2003.  The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend approximately 15,000 shares of Common Stock and 100,000 warrants to purchase the Company’s common stock exercisable for two years at $1.00 per share.  The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $2.00.  On June 5, 2003 the closing twenty-day average was at $2.02 and the 2003 Preferred converted to 2,050,001 shares of Common Stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description
10.1	2003 Preferred Stock Purchase Agreement dated as of May 15, 2003, between the Company and certain investors.*
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

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

August 13, 2003