Form 10QSB
period 2003-09-30
AXCESS INTERNATIONAL INC/TX
filed 2003-11-13
CIK 710597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes ☒ No ☐

Number of shares of common stock outstanding on November 13, 2003: 19,446,028

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AXCESS INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$300,256	$33,249
Restricted Cash	—	140,000
Accounts receivable - trade, net of allowance for doubtful accounts	74,999	85,379
Inventory	146,000	231,619
Prepaid expenses and other	198,268	93,944

Total current assets	719,523	584,191

Property, plant and equipment, net	87,349	213,794
Intellectual property, net	224,089	447,245
Other assets	595	29,384

Total assets	$1,031,556	$1,274,614

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,161,445	$1,404,060
Other accrued liabilities	1,826,585	1,501,727
Restricted cash for future funding	—	140,000
Notes payable:
Stockholders, includes $6,477,979 in default	10,405,227	10,405,227
Other	83,993	65,844
Dividends payable	756,180	455,285
Total current liabilities	14,233,430	13,972,143

Note payable to stockholder	1,288,333	1,000,000
Discount on convertible debt	(840,282)	(956,148)

Total liabilities	14,681,481	14,015,995

Stockholders’ equity (deficit):
Convertible preferred stock, 7,000,000 shares authorized; 11,976 shares issued and outstanding in 2003 and 2002; $4,872,847 aggregate liquidation preference in 2003 and 2002	4,872,847	4,872,847
Common stock, $.01 par value, 50,000,000 shares authorized in 2003 and 2002; 19,446,028 shares issued and outstanding in 2003 and 16,566,148 shares issued and outstanding in 2002	194,461	165,662
Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; no shares issued or outstanding in 2003 or 2002, convertible into common stock on a one for one share basis	—	—
Additional paid-in capital	126,054,368	123,768,261
Note receivable and accrued interest due from stockholder	(4,711,915)	(4,711,915)
Accumulated deficit	(140,059,686)	(136,836,236)

Total stockholders’ deficit	(13,649,925)	(12,741,381)

Total liabilities and stockholders’ deficit	$1,031,556	$1,274,614

See accompanying notes to unaudited financial statements.

AXCESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Sales	$181,580	$504,779	$717,572	$1,289,431
Cost of sales	113,973	379,871	448,964	1,008,445
Inventory impairment	98,428	—	98,428	—

Gross profit (loss)	(30,821)	124,908	170,180	280,986
Expenses:
Research and development	164,054	286,366	458,199	1,427,244
General and administrative	375,360	311,146	965,828	1,186,229
Selling and marketing	65,450	130,687	203,984	947,356
Depreciation and amortization	103,511	129,560	336,462	443,780

Operating expenses	708,375	857,759	1,964,473	4,004,609

Loss from operations	(739,196)	(732,851)	(1,794,293)	(3,723,623)
Other income (expense):
Interest expense	(268,395)	(329,430)	(794,387)	(944,425)
Interest income	—	81,778	—	242,667
Other	887	34,981	140,980	33,983

Other expense, net	(267,508)	(212,671)	(653,407)	(667,775)

Net loss	(1,006,704)	(945,522)	(2,447,700)	(4,391,398)

Preferred stock dividend requirements	(101,401)	(140,298)	(775,750)	(362,672)

Net loss applicable to common stock	$(1,108,105)	$(1,085,820)	$(3,223,450)	$(4,754,070)

Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.18)	$(0.30)

Weighted average shares of common stock outstanding	19,419,597	16,257,722	17,964,124	15,986,193

See accompanying notes to unaudited financial statements.

AXCESS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(2,447,700)	$(4,391,398)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	336,462	443,780
Amortization of financing discount and issuance costs	348,449	588,429
Shares issued for services rendered	80,000	—
Interest income earned but not received	—	(242,666)
Loss on disposal of assets	13,139	26,202
Inventory impairment	98,428	—
Changes in operating assets and liabilities:
Accounts receivable	10,380	(56,503)
Inventory	12,809	426,175
Prepaid expenses and other	(109,922)	137,577
Other assets	28,789	(150)
Accounts payable	(239,117)	(438,622)
Other liabilities	324,858	458,259
Net cash used by operating activities	(1,569,043)	(3,048,917)

Cash flow from investing activities:
Proceeds from asset sales	—	11,016
Capital expenditures	—	(686)
Net cash increased by investing activities	—	10,330

Cash flow from financing activities:
Borrowings under financing agreements	305,000	3,379,000
Net proceeds (payments) on short-term financing agreements	18,149	(108,702)
Net proceeds from exercise of employee stock options	52,276	—
Net proceeds from issuance of common and preferred stock	1,460,625	—
Net cash provided by financing activities	1,836,050	3,270,298

Net increase in cash and cash equivalents	267,007	231,711
Cash and cash equivalents, beginning of period	33,249	—
Cash and cash equivalents, end of period	300,256	231,711

Supplemental information:
Cash paid during the year for interest	$3,078	$3,123

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

The Company’s business plan for 2003 is predicated principally upon the successful marketing of its RFID and digital video products. During 2002, operating activities utilized approximately $3.2 million of cash.  During the second quarter of 2003 the Company raised a net of $1,460,625 of additional working capital through an exempt Preferred Stock offering.  The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend, approximately 15,000 shares of common stock and 100,000 warrants to purchase the Company’s common stock exercisable for two years at $1.00 per share.  However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2003.

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

(c) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Raw materials	$74,726	$162,806
Work-in-process	3,469	3,370
Finished goods	67,805	65,443
	$146,000	$231,619

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(1,108,105)	$(1,085,820)	$(3,223,450)	$(4,754,070)
Less: fair value of employee stock compensation	(103,310)	(43,887)	(327,938)	(140,992)
Pro forma net loss attributed to common stock	(1,211,415)	(1,129,707)	(3,551,388)	(4,895,062)

Loss per common share
Basic and diluted net loss per share – as reported	$(0.06)	$(0.07)	$(0.18)	$(0.30)
Basic and diluted net loss per share – pro forma	$(0.06)	$(0.07)	$(0.20)	$(0.31)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	5.0%	5.0%	5.0%	5.0%
Expected life	10 years	10 years	10 years	10 years
Expected volatility	88% -92%	88% - 92%	88% - 92%	88% - 92%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

(e) Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires that an issuer classify a financial instrument that is within FAS 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. FAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatory redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on the company’s consolidated balance sheet.

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

The Company is also engaged in a number of lawsuits with approximately seventeen vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $289,271. The Company is currently defending or seeking to settle each of the vendor’s claims.  At September 30, 2003, the Company has accrued the delinquent amounts payable for the claims described in this paragraph.

(3) Preferred Stock

The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in five series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series C	Series I	Series J	Series 1999	2003 Series
Number of shares authorized	1,500,000	2,500	2,500	2,500	2,133,333

Stated value	$30.20	$10,000	$10,000	$10,000	$1.00

Number of shares issued and outstanding:
December 31, 2002	11,522	125	177	152	––
September 30, 2003	11,522	125	177	152	––

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	$2.51 into voting common stock	$2.51 into non-voting common stock	$2.50 into voting common stock	1 to 1 into voting common stock

Liquidation preference	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends

Dividend rights	10% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative	7% per annum, cumulative

The Company’s non-voting common stock may be converted to voting common stock at any time by the holder thereof, on a one-to-one basis.

The holders of the Company’s Series C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock at the option of the holder. During the three months ended September 30, 2003 there were $8,890 of dividends accrued.  Dividends payable for Series C Preferred Stock were $79,431 and $53,051 at September 30, 2003 and December 31, 2002, respectively.

The holders of Series I Preferred Stock, Series J Preferred Stock, and Series 1999 Voting Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock.   Shares of Series I Preferred Stock and Series J Preferred Stock are convertible into shares of common stock at a conversion price of $2.51 per share and Series 1999 Preferred Stock is convertible into shares of common stock at a conversion price of $2.50 per share.  During the three months ended September 30, 2003 there were $25,593, $35,934 and $30,983 of dividends accrued for Series I Preferred Stock, Series J Preferred Stock and Series 1999 Voting Preferred Stock, respectively.   Dividends payable were $205,190 and $129,245 for Series I Preferred Stock at September 30, 2003 and December 31, 2002, respectively. Dividends payable were $256,698 and $150,067 of dividends payable for Series J Preferred Stock at September 30, 2003 and December 31, 2002, respectively. Dividends payable were $214,862 and $122,922 of dividends payable for Series 1999 Voting Preferred Stock at September 30, 2003 and December 31, 2002, respectively.

The Company completed a $1,537,500 exempt Preferred Stock Offering during May of 2003.  The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend, approximately 15,000 shares of common stock and 100,000 warrants to purchase the Company’s common stock exercisable for two years at $1.00 per share.  The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $2.00.  On June 5, 2003 the closing twenty-day average was at $2.02 and the 2003 Preferred converted to 2,050,001 shares of Common Stock.

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

(5) Significant Customers

During the three months ended September 30, 2003 the Company had three customers that accounted for 46% of the overall revenue, three customers accounted for 64% of the digital video product sales and three customers accounted for 62% of the RFID product sales.  During the three months ended September 30, 2002 the Company had two customers that accounted for 56% of the overall revenue, two customers accounted for 92% of the digital video product sales and three customers accounted for 46% of the RFID product sales.

During the nine months ended September 30, 2003 the Company had three customers that accounted for 34% of the overall revenue, three customers accounted for 70% of the digital video product sales and two customers accounted for 28% of the RFID product sales.  During the nine months ended September 30, 2002 the Company had two customers that accounted for 39% of the overall revenue, three customers accounted for 72% of the digital video product sales and three customers accounted for 39% of the RFID product sales.

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

Liquidity and Capital Resources

Since inception, the Company has utilized the proceeds from a number of public and private sales of its equity securities, the exercise of options and warrants and more recently, convertible debt and short-term bridge loans from stockholders to meet its working capital requirements. At September 30, 2003, the Company had a working capital deficit of $13,513,907.

The Company’s operations continued to generate losses in 2003. The Company’s cash increased $267,007 during the nine months ended September 30, 2003 with operating activities using $1,569,043 of cash. The Company funded operations primarily through borrowings from Amphion and other accredited investors and proceeds from the 2003 Preferred stock issued to accredited investors with financing activities providing net cash of $1,836,050. No assurance can be given that such sources will continue to provide funding to the Company.  The Company’s business plan for 2003 is predicated principally upon the successful marketing of its RFID and digital video products. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2003.  During the second quarter of 2003 the Company raised a net of  $1,460,625 of additional working capital through an exempt Preferred Stock offering.  The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend, approximately 15,000 shares of common stock and 100,000 warrants to purchase the Company’s common stock exercisable for two years at $1.00 per share.

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

Notes Currently In Default

On September 30, 1999, the Company signed a 10% convertible note maturing September 30, 2002 (“Amphion Convertible Note”), under which the Company could borrow up to $6,000,000 from Amphion Ventures. As of September 30, 2003 the balance under this note was $2, 477,979.  The balance of the indebtedness under the 10% convertible note issued was due in full by the Company on September 30, 2002 and, as of September 30, 2003, this note is in default. The Company is negotiating with Amphion Ventures to extend the term of the notes.  Amphion Ventures has not pursued any collection activities relating to this note.  However, no assurances can be given that they will not in the future.

On July 28, 1999, the Company acquired substantially all of the assets of Prism Video, Inc. (“Prism”), a privately held corporation, and agreed to pay $4,000,000 to “Prism” on December 31, 2002. The balance of the indebtedness under the Prism note issued was due in full by the Company on December 31, 2002; as of September 30, 2003 this note is in default. The Company is negotiating with Prism to extend the term of the notes. The note payable has a face amount of $4,000,000 and is collateralized by the Company’s $3,902,375 note receivable from Amphion Ventures, L.P. (“Amphion Ventures”). Pursuant to the Asset Purchase Agreement between AXCESS and Prism, AXCESS assigned Prism all payments of principal to be made by Amphion Ventures under the note receivable until the balance of the note receivable is paid in full or the balance due under the note payable to Prism is paid in full, whichever occurs first.   Prism has not pursued any collection activities relating to the collection of this note.  However, no assurances can be given that they will not in the future.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Sales and Gross Profit. Sales for the three months ended September 30, 2003 were $181,580 and for the three months ended September 30, 2002 were $504,779.  Cost of sales for the three months ended September 30, 2003 were $113,973 and for the three months ended September 30, 2002 were $379,871.  The Company also recorded a charge of $98,428 for inventory impairment during the three months ended September 30, 2003.  The impairment was as a result of the change in strategy to contract manufacturing.  The amount reflects items that have not been able to be used by the contract manufacturer in the building of additional products.  The gross profit for the three months ended September 30, 2003 was ($30,821) and $124,908 for the three months ended September 30, 2002. The decrease in sales was due to the lack of financing for the Company and the inability to fulfill orders.  The margin improvement (excluding the inventory impairment charge) is driven by a reduction of the production staff due to the Company’s move towards contract manufacturing.

Radio frequency identification (RFID) product sales were $134,020 for the three months ended September 30, 2003 and $239,221 for the three months ended September 30, 2002. Cost of sales was $88,344 for the three months ended September 30, 2003 and $174,885 for the three months ended September 30, 2002. The Company also recorded a charge of $23,422 for inventory impairment during the three months ended September 30, 2003.  The impairment was as a result of the change in strategy to contract manufacturing.  The amount reflects items that have not been able to be used by the contract manufacturer in the building of additional products. As a result, gross profits from RFID products were $22,254 for the three months ended September 30, 2003 and $64,337 for the three months ended September 30, 2002.

Digital video product sales were $47,560 for the three months ended September 30, 2003 and $265,558 for the three months ended September 30, 2002.  Cost of sales was $25,629 for the three months ended September 30, 2003 and $204,986 for the three months ended September 30, 2002. The Company also recorded a charge of $75,006 for inventory impairment during the three months ended September 30, 2003.  The impairment was as a result of the change in strategy to contract manufacturing.  The amount reflects items that have not been able to be used by the contract manufacturer in the building of additional products.  As a result, gross profits from digital video products were ($53,075) for the three months ended September 30, 2003 and $60,572 for the three months ended September 30, 2002.

Operating Expenses. Operating expenses were $708,375 for the three months ended September 30, 2003 and $857,759 for the three months ended September 30, 2002.  This decrease was due to cost reduction programs implemented during 2002 and continuing through 2003 including a staffing reduction, fewer marketing expenditures, completion of several research and development projects offset slightly by an increase in investor relations activity and general insurance expenses.

Research and development expenses were $164,054 for the three months ended September 30, 2003 and $286,366 for the three months ended September 30, 2002.  The decrease is a result of the completion of the integration of some of the video and RFID products allowing for a reduction of employees, the closing of the Georgia facility, the downsizing of the California facility and offset by an increase in testing expenditures for certain certifications and some additional development relating to certain RFID products.

 Corporate general and administrative expenses were $375,360 for the three months ended September 30, 2003 and $311,146 for the three months ended September 30, 2002.  The increase is due to the Company’s increased spending on an investor relations firm and an increase in legal expenses relating to the filing of a registration statement.  However, the Company was able to offset some of that increase with a reduction in salary expense, lower rent with the closure of half of the Texas facility and decrease in bad debt expense.

Selling and marketing expenses were $65,450 for the three months ended September 30, 2003 and $130,687 for the three months ended September 30, 2002.  The decrease was caused by the Company’s strategic shift away from a direct selling (our sales people contacting the end users) approach and an increased reliance on an indirect (focus on us selling to the integrators who sell to the end users) marketing approach.  The strategic shift allowed the company to decrease the headcount and lower the advertising.  The indirect sales model allows the Company to address multiple industry segments generically, including manufacturing, wholesale / distribution, retail, services, government, education and finance. The indirect sales model fits the characteristics of the Company’s product portfolio with other products, which become system solutions that require custom site planning and installation. By working directly with established marketing channel partners, this indirect model also gives the Company the flexibility to introduce new products and application as they are developed.

Depreciation and amortization expenses were $103,511 for the three months ended September 30, 2003 and $129,560 for the three months ended September 30, 2002.  The decrease is related to lower depreciation expense as a result of the age of the equipment, the closing of the Georgia facility and the downsizing of the California facility.

Other expenses, net. Other expenses, net, were $267,508 for the three months ended September 30, 2003 and $212,671 for the three months ended September 30, 2002. Interest income was $81,778 lower during the three months ended September 30, 2003, compared to the three months ended September 30, 2002.  Interest expense was $39,178 lower in the three months ended September 30, 2003 compared to the three months ended September 30, 2002, reflecting a decrease in the amortization of the debt discount related to the Prism Note.  The Company also was able to settle some accounts payable issues relating to prior periods at a discount from the accrued amounts, which resulted in an $887 income.

Net Loss. Net loss was $1,006,704 for the three months ended September 30, 2003, compared to a loss of $945,522 for the three months ended September 30, 2002.  The increase is mainly relating to the inventory impairment charge of $98,428 offset by improved gross margins as a result of lower production staffing, headcount reductions across all departments, reduced rent due to the Georgia facility being closed and the California facility being downsized.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $101,401 for the three months ended September 30, 2003 and $140,298 for the three months ended September 30, 2002. This decrease was due to fewer preferred shares outstanding.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Sales and Gross Profit. Sales for the nine months ended September 30, 2003 were $717,572 and for the nine months ended September 30, 2002 were $1,289,431.  Cost of sales for the nine months ended September 30, 2003 were $448,964 and for the nine months ended September 30, 2002 were $1,008,445.  The Company also recorded a charge of $98,428 for inventory impairment during the nine months ended September 30, 2003.  The impairment was as a result of the change in strategy to contract manufacturing.  The amount reflects items that have not been able to be used by the contract manufacturer in the building of additional products.  The gross profit for the nine months ended September 30, 2003 was $170,180 and $280,986 for the nine months ended September 30, 2002. The decrease in sales was due to the lack of financing for the Company and the inability to fulfill orders.  The margin improvement (excluding inventory impairment charge) is driven by a reduction of the production staff due to the Company’s move towards contract manufacturing.

Radio frequency identification (RFID) product sales were $418,990 for the nine months ended September 30, 2003 and $578,070 for the nine months ended September 30, 2002. Cost of sales was $205,585 for the nine months ended September 30, 2003 and $455,740 for the nine months ended September 30, 2002. The Company also recorded a charge of $23,422 for inventory impairment during the nine months ended September 30, 2003.  The impairment was as a result of the change in strategy to contract manufacturing.  The amount reflects items that have not been able to be used by the contract manufacturer in the building of additional products. As a result, gross profits from RFID products were $114,972 for the nine months ended September 30, 2003 and $122,330 for the nine months ended September 30, 2002.

Digital video product sales were $298,582 for the nine months ended September 30, 2003 and $711,361 for the nine months ended September 30, 2002.  Cost of sales was $243,379 for the nine months ended September 30, 2003 and $552,705 for the nine months ended September 30, 2002. The Company also recorded a charge of $75,006 for inventory impairment during the three months ended September 30, 2003.  The impairment was as a result of the change in strategy to contract manufacturing.  The amount reflects items that have not been able to be used by the contract manufacturer in the building of additional products.  As a result, gross profits from digital video products were $55,208 for the nine months ended September 30, 2003 and $158,656 for the nine months ended September 30, 2002.

Operating Expenses. Operating expenses were $1,964,473 for the nine months ended September 30, 2003 and $4,004,609 for the nine months ended September 30, 2002.  This decrease was due to cost reduction programs implemented during 2002 and continuing through 2003 including a staffing reduction, fewer marketing expenditures and the completion of several research and development projects.

Research and development expenses were $458,199 for the nine months ended September 30, 2003 and $1,427,244 for the nine months ended September 30, 2002.  The decrease is a result of the completion of the integration of some of the video and RFID products allowing for a reduction of employees, the closing of a facility in Georgia, the downsizing of the facility in California and the elimination of certain leased equipment.

Corporate general and administrative expenses were $965,828 for the nine months ended September 30, 2003 and $1,186,229 for the nine months ended September 30, 2002.  During 2003 the Company hired a firm to assist in their investor relation activity and did experience an increase in their cost of insurance.  However, the Company was able to decrease their overall cost.  The decrease can be attributed to a reduction in head count, elimination of contract labor, lower rent with the closure of half of the Texas facility and a reduction of outside legal and accounting service fees.

Selling and marketing expenses were $203,984 for the nine months ended September 30, 2003 and $947,356 for the nine months ended September 30, 2002.  The decrease was caused by the Company’s strategic shift away from a direct selling (our sales people contacting the end users) approach and an increased reliance on an indirect (focus on us selling to the integrators who sell to the end users) marketing approach.  The strategic shift allowed the company to decrease the headcount and lower the advertising.  The indirect sales model allows the Company to address multiple industry segments generically, including manufacturing, wholesale / distribution, retail, services, government, education and finance. The indirect sales model fits the characteristics of the Company’s product portfolio with other products, which become system solutions that require custom site planning and installation. By working directly with established marketing channel partners, this indirect model also gives the Company the flexibility to introduce new products and application as they are developed.

Depreciation and amortization expenses were $336,462 for the nine months ended September 30, 2003 and $443,780 for the nine months ended September 30, 2002.  The decrease is related to lower depreciation expense as a result of the age of the equipment, the closing of the Georgia facility and the downsizing of the California facility.

Other expenses, net. Other expenses, net, were $653,407 for the nine months ended September 30, 2003 and $667,775 for the nine months ended September 30, 2002. Interest income was $242,667 lower during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.  Interest expense was $150,038 lower in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, reflecting a decrease in the amortization of the Prism Note.  The Company also was able to settle several accounts payable issues relating to prior periods at a discount from the accrued amounts, which resulted in a $106,997 improvement in Other for the nine months ended September 30, 2003 compared to the same period in 2002.

Net Loss. Net loss was $2,447,700 for the nine months ended September 30, 2003, compared to a loss of $4,391,398 for the nine months ended September 30, 2002.  The decrease is due primarily to improved gross margins (excluding inventory impairment charge) as a result of lower production staffing, headcount reductions across all departments, reduced rent due to the Georgia facility being closed, downsizing of the Texas and California facilities, a reduction of outside services, gains on settlements of account payables and offset by the inventory impairment charge and increased spending on investor relations activities.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $775,750 for the nine months ended September 30, 2003 and $362,672 for the nine months ended September 30, 2002. This increase was due to the recording of the beneficial conversion discount of $474,855 for the 2003 preferred stock converted during 2003.

Other

Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.

Item 3. Controls and Procedures

Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)           Changes in Internal Controls.  During the period covered by this report, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The Company is also engaged in a number of lawsuits with approximately seventeen vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $289,271. The Company is currently defending or seeking to settle each of the vendor’s claims.  At September 30, 2003, the Company has accrued the delinquent amounts payable for the claims described in this paragraph.

Item 2. Changes in Securities.

During the three months ended September 30, 2003, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Convertible Note

During the three months ended September 30, 2003 one of the holders of the July 2002 Convertible debt elected to convert $16,667 of his $50,000 note plus accrued interest into 11,629 of unregistered common stock.  The Company reissued the note for $33,333.

Common Stock

During the three months ended September 30, 2003 five employees exercised 30,750 stock options.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The Company has reached a restructuring agreement in principal with PV Proceeds Holdings, Inc. the holders of $4.0 million of non-interest bearing note that was due December 31, 2002 and is currently in default.  Subject to approval by the parties Boards of Directors, PV Proceeds will consent to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007.  The Company has also agreed to certain provisions that would reduce the principal amount over time.  The Company anticipates receiving Board approval during the fourth quarter.  However, no assurances can be made that the Parties will receive approval from their respective Board of Directors.

The Company has also reached a tentative agreement with the Amphion Ventures LP with regards to certain notes between the Parties.  Currently, Axcess is indebted to Amphion Ventures LP for $5,467,069 of principal and accrued interest.  Amphion Ventures LP currently owes Axcess  $5,228,256 of note receivable and accrued interest.    The Parties have agreed, subjected to their Board of Directors approval that the above-described notes will be set off against each other there by reducing the debt owed Amphion by Axcess to $238,813.  Amphion Ventures has also agreed to convert the remaining $238,813 of demand notes and accrued interest into 318,417 common shares and an equal number of warrants priced at $2.75.  The agreement is contingent on the Company successfully reaching an agreement with the PV Proceeds Holdings, Inc. on favorable terms.  The Company anticipates reaching an agreement during the fourth quarter.  However, no assurances can be made that the Company will be able to reach a definitive agreement and that the terms will be favorable. The Company has reached a tentative agreement with the VennWorks LLC that would convert $1,290,836 of demand notes and accrued interest into 1,817,150 common shares and an equal number of warrants priced at $2.75.  The agreement is contingent on the Company successfully gaining approval with the PV Proceeds Holdings, Inc. on favorable terms.  The Company anticipates approval during the fourth quarter.  However, no assurances can be made that the Parties will receive approval from their respective Board of Directors.

The Company has also reached a tentative agreement with the Amphion Capital Management LLC that would convert $350,000 of demand notes and $39,784 of accrued interest into a Note that would mirror the term of the PV Proceeds Holdings, Inc. extension and match the interest rate.  The agreement is contingent on the Company successfully reaching an agreement with the PV Proceeds Holdings, Inc. on favorable terms.  The Company anticipates approval during the fourth quarter.  However, no assurances can be made that the Parties will receive approval from their respective Board of Directors.

The Company has reached a tentative agreement with the Antiope Partners LLC that would convert $751,152 of Preferred Series I (including accrued dividends) and $1,795,482 of Preferred Series J (including accrued dividends) into 1,018,654 shares of common.  The agreement is contingent on the Company successfully reaching an agreement with the PV Proceeds Holdings, Inc. on favorable terms.  The Company anticipates approval during the fourth quarter.  However, no assurances can be made that the Parties will receive approval from their respective Board of Directors.

During the fourth quarter of 2003 the Company raised a net of approximately $2,500,000 of additional working capital through an exempt Preferred Stock offering.  The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consists of 40,000 shares of Preferred Stock bearing a 7% dividend, 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The Preferred Stock is also subject to an automatic conversion provision.  The offering also included an automatic conversion into common stock on a one for one basis if the closing twenty-day average stock price is over $3.75 per share. In connection with the 2003B Preferred Stock offering including commissions, Axcess will issue 1,565,000 shares of the 2003B Preferred Stock, 156,500 shares of common stock and 1,689,000 warrants.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

(b) Reports on Form 8-K:

Date	Description
August 12, 2003	On August 11, 2003, AXCESS International Inc. issued a press release announcing Equitis Inc. had initiated equity research coverage on the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXCESS INTERNATIONAL INC., Registrant

/s/ ALLAN GRIEBENOW
Allan Griebenow Director, President and
Chief Executive Officer (Principal Executive Officer)

/s/ ALLAN L. FRANK
Allan L. Frank
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

November 13, 2003