Form 10KSB
period 2003-12-31
AXCESS INTERNATIONAL INC/TX
filed 2004-03-30
CIK 710597

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class:

Name of exchange on which registered:

Common Stock, par value $.01 per share	Over-The-Counter Bulletin Board

23,975,373

(Number of Shares Outstanding as of: March 15, 2004)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

The issuer’s revenues for the fiscal year ended December 31, 2003 were $915,825.

On March 15, 2004, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $13,129,844. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on March 15, 2003, as reported on the Over-The-Counter Bulletin Board Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the issuer may be deemed an affiliate of the issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format: Yes  ☐  No  ☒

AXCESS INTERNATIONAL INC.
INDEX

PART I
Item 1. DESCRIPTION OF BUSINESS
Risk Factors

Item 2. DESCRIPTION OF PROPERTIES

Item 3. LEGAL PROCEEDINGS

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. FINANCIAL STATEMENTS

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Item 10. EXECUTIVE COMPENSATION

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

Item 14. CONTROLS AND PROCEDURES

SIGNATURES

FINANCIAL SECTION
REPORT OF INDEPENDENT AUDITORS

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

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

As used herein, references to the “Company” are to Axcess International, Inc., a Delaware corporation (“Axcess”) and its subsidiaries.

Item 1. DESCRIPTION OF BUSINESS

Recent Developments: Going Concern and Liquidity Problems

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2003. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

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

See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company

Axcess, through its proprietary technology, provides advanced security surveillance and asset management systems that can automatically locate, identify, track, monitor, count, and protect people, personal property and vehicles. The purpose of the systems provided by Axcess is to reduce loss and liability and improve operations to a client’s employees, personal property and facilities. Axcess utilizes two patented and integrated technologies: battery-powered wireless tagging called Active-Radio Frequency Identification (RFID) and network based streaming digital video. The primary products or applications of our technology are network-based security video recording and surveillance (closed circuit television), automatic personnel and vehicle access control, and automatic asset tracking and protection. The video surveillance systems employ application and browser based software which allows security personnel to be notified of a potential security breach through the customer’s own local area network computer system or through the Internet. The alerts can be delivered to security personnel in the form of streaming video, emails or messages delivered to computer terminals, laptops and even hand-held wireless PDAs.  Axcess provides solutions in enterprise vertical markets such as data centers, retail and convenience stores, education, and corporate offices as well as homeland security markets such as air and ground transportation, water treatment facilities, oil and gas, power plants, and the Department of Defense.  Our principal offices are located at 3208 Commander Drive, Carrollton, Texas, 75006, and its telephone number is 972-407-6080.

Company Evolution

Axcess was formed in November 1982 as Lasertechnics, Inc. Prior to 1999, Axcess, through two subsidiaries, sold high-end dye-sublimation card printers and high-speed laser marking equipment. During 1998, we determined that it could not be consistently profitable selling these products. Accordingly, in October 1998, we discontinued the operations of our 96% owned subsidiary, Sandia Imaging Systems Corporation, which was engaged in distributing and reselling high-end dye-sublimation card printers and consumables. We sold this business in December 1998. A second subsidiary, Lasertechnics Marking Corporation, was engaged in fabricating, distributing and selling high-speed laser marking equipment. In April 1999, we sold Lasertechnics Marking Corporation to affiliates of Amphion Ventures, L.P., a major stockholder of ours. See also “Item 12. Certain Relationships and Related Transactions.”

Axcess then made a concerted effort to enter into the high technology security products marketplace, and identified RFID as its initial target. In September 1998, we consummated the acquisition of the RFID based intellectual property assets of ASGI, Inc. and Nauta, Inc., unaffiliated entities to Axcess. The intellectual property assets included a patent, trade secret rights, software, hardware, product designs and all other technical information necessary for us to manufacture and market RFID products to the access control and asset management markets.

In July 1999, Axcess acquired another company in the security technology marketplace in the digital video or CCTV area. We acquired substantially all of the assets, including the network video technology, of Prism Video, Inc. Prism Video, Inc. was engaged in the development, design, manufacture and marketing of video security technology and video storage products. Axcess then hired new senior management experienced in the packaging, sales, and marketing of high technology security products.

Axcess further developed the RFID and network-based streaming video technologies throughout 2002 and 2003. It also secured key reference accounts and established branding for its product lines during the period. In November 2001, we acquired all of the assets of IVEX Corporation relating to its VSA 1200 Project. The VSA 1200 project was an embedded processor-based multimedia streaming network appliance that pushes advanced video and audio processing directly onto the corporate or Internet backbone, then to any point on the network, including handheld devices. Axcess believes that IVEX’s unique architecture offers a strategic platform on which to build value, adding video filtering and detection software, which we expect to improve the effectiveness of the IVEX product line as well as provide a competitive advantage to us. Throughout 2002 and 2003, we used our reference customers and our brand awareness to secure key marketing channel partners. These partners are important to the future revenue growth of Axcess’ business due to their market presence. We believe that by integrating our systems into the systems of these channel partners, adoption of our technologies and products will be accelerated. Axcess has completed the integration efforts with certain channel partners and is in the process of integrating others.

In April 2003, we changed out name from Axcess Inc. to Axcess International, Inc.

Sales Channels

Axcess utilizes an indirect sales model focused primarily on system integrators as marketing channel partners capable of selling, installing and servicing network-based CCTV, access control and asset management applications. Other outlets include distributors, specialty dealers, catalog sales organizations, and OEMs (original equipment manufacturers). Axcess is continuing channel development in the security industry, by focusing on large system integrators that have significant sales in which we hope to participate in. The system integrators and dealers are responsible for the installation in almost all cases. Axcess has three sales people that support individual sales as needed. Using established channels to gain widespread exposure and sales leverage is a well-utilized model in the industry.

The indirect sales model allows us to address multiple industry segments generically, including manufacturing, wholesale / distribution, retail, services, government, education and finance. The indirect sales model fits the characteristics of our product portfolio with other products, which become system solutions that require custom site planning and installation. Sales generally have multiple locations with the average revenue per system location in the tens of thousands, and are based on a new technology and its application to traditional security problems. By working directly with established marketing channel partners, this indirect model also gives us the flexibility to introduce new products and applications as they are developed.

For certain focused large system sales opportunities, Axcess works more directly with end users. This approach enables us to prospect directly for selected larger transactions and reference accounts in a prudent, “opportunity driven” fashion. The eventual installation is still accomplished through an established channel partner.

Partnering

Axcess believes that the security integration business will continue to go through consolidations and grow by acquisition, and that each of the large integrators are working to develop full-product portfolios to provide the widest range of solutions for their customers. We also believe that our products can play a key role as strategic elements of these portfolios, and that the integrators bring to Axcess broad product and corporate exposure and sales capabilities. The security systems integration industry is a $4.5 billion segment, up from $1.5 billion in 1995 and the segment is growing at approximately 12% - 15% per annum according to a Security Distributing and Marketing (SDM) Magazine report. The largest global integrators that provide security technology solutions include Honeywell, Tyco, Siemens, Group 4 and General Electric.

Axcess has signed partnering agreements with several integrators. In general, these agreements provide for the integrators to sell and market Axcess’ products, favorably price Axcess’ products based on the volume of the Axcess’ products sold, provide customer service support for the Axcess products sold by the integrators, and integrate Axcess products into the integrator’s system. We believe this integration strategy has advantages over its prior partnership arrangements and will offer an increased opportunity for rapid sales growth.

Honeywell.    In 2000, Axcess signed a product development and marketing agreement with Honeywell and completed their integration and began actively marketing our products during the fourth quarter of 2003. Honeywell has bid and sold Axcess’ RFID products to support the United States Department of Defense procurements in asset management and we believe that some of the resulting programs may be awarded in 2004.

Sonitrol (Tyco).   In 2000, Axcess signed a strategic partnership agreement with Sonitrol. In 2002, Sonitrol finished the integration of Axcess’ software into the security-monitoring platform of Sonitrol. The solution provides video capability for their security monitoring franchises.

Software House, Sensormatic, and ADT (Tyco).    In 2001, Axcess was selected by Software House as the preferred provider of RFID solutions for asset management. Since then, Axcess’ ActiveTag™ products have been integrated into the C-Cure 800 access control system. Sensormatic and ADT also have the capability to sell the Axcess system integrated into C-Cure.

Other Integrator Partners

Axcess has signed partnership agreements with Anixter, Samsung USA, and Loronix (Comverse). The Axcess system has been integrated into the systems provided by Samsung, Iteras, and Loronix, totaling four integrators who have the Axcess system embedded into the solutions they sell.

Products and Technology

Under the ActiveTag™ label, Axcess supplies active RFID system solutions that connect directly into standard security systems or utilize the enterprise networks or the Internet. ActiveTag™ is a multi-use, single-system solution scaleable for small, medium, and large enterprises. This versatile technology has three patents awarded with applications for two additional patents pending. The system supports a variety of automatic monitoring and tracking applications, including electronic asset protection and asset management, and automatic personnel and vehicle access control.

ActiveTag™ uses small, battery-powered tags that, when automatically activated at control points throughout a facility, transmit a wireless message to palm-size receivers networked on an existing corporate local area network (commonly referred to as LAN). Tag identification and location information are instantly forwarded to a local security control panel or transmitted over the network to a host computer. ActiveTrac™ is an application software program that logs and displays the information from the tag to provide a comprehensive picture of the person, asset or vehicle being tracked. In addition, Axcess is continuing to develop OnlineSupervisor™ software, which has a browser-based display and provides real-time management solutions through reporting, display, and decision and control functions.

ActiveTag™ tracks assets as the assets enter, exit and move within a facility to monitor their whereabouts, detect theft and prevent loss. ActiveTag™ software can link assets and personnel together to provide a non-invasive, hands-free access control and asset protection solution at perimeter doors and other controlled entry and exit points. Personnel tags include a panic button for increased personal safety and peace of mind. This software can track vehicle and equipment movements to provide real-time, paperless logistics data and automated gate control. Not only can pallets, containers or boxes be tracked in real-time, but also a beaconing feature (where the tag transmits on a fixed time interval) allows the user to automatically count and monitor all inventory, even while stationary. One version of the RFID tag includes an embedded temperature sensor inside to monitor and transmit measurement of ambient temperature or to signal when the temperature moves outside of a defined range. This sensor capability is utilized today for helping with the early detection of computer server failure in data centers.  Another version of the RFID tag has external sensors so the tag can act as a low-cost wireless transmitter.

The Axcess Prism Video products offer a fully networked, digital video system for enterprises providing remote and local security video (CCTV), as well as digital video recording. Enterprises use this system to transmit and view video to detect security incidents. Axcess offers both standards-based compression, currently H.323 and JPEG, and proprietary VSLE video compression, supported by twelve patents with applications for one more patent pending. The advanced compression technology allows video to be viewed live over traditional phone lines or on any network computer, and recorded and efficiently stored for analysis at a later time. A full array of Prism Products, including cameras, transmitters and recorders, provide customers with low cost, enterprise-wide digital video solutions over the network. Cameras and transmitters can utilize any transmission facility, including phone lines, ISDN, LAN, Internet or other facility. High speed, real-time video and audio provides visibility into operations to improve life safety, improve efficiency, observe sales programs, reduce theft, and monitor compliance with both legal and corporate guidelines.

The LANconnect™ product line is comprised of advanced multimedia streaming network appliances that acquire video at the source, and then provide advanced video and audio processing over the network to digital recorders and on to the other points of the network. The combination of highly-integrated embedded processing power and programmability allows digital video processing to be distributed at the analog source, freeing up valuable network bandwidth, reducing video storage requirements, eliminating single point of failure and enabling the user to select the quality of the video. The LANconnect system also stores video digitally, which allows fully distributed storage. These storage possibilities make the video network efficient by transmitting needed video only, yet making all of the video available on demand. Only needed, “exception-based” video is transmitted either on alarm or on-demand.

The LANcam™ network camera transmits digitized CCTV video directly over an enterprise LAN at low bandwidths. Each camera is independently controllable, including the control for the amount of network capacity or bandwidth the camera utilizes, which prevents performance impacts on other applications.

Network-based digital video recording can be widely distributed geographically using LANcorders™ to provide easy access to recorded video along with live video on-demand. The Axcess specialized implementation includes a software only videocassette recorder, or time-lapse recorder, utilizing standard computers on the existing network for recording rather than dedicated hardware recorders. This architecture includes distributed video recording along with playback and live viewing over an existing computer network. We believe that this inherently low cost and flexible architecture establishes a foundation upon which we may compete today and in the future.

The Prism Video line includes a suite of software products for viewing live and recorded video. These products range from dedicated security software applications, to web page viewing for casual use. The products also permit a user to view video on wireless devices such as handheld computers connected to a standard wireless LAN system.

The Onlinesupervisor™ system integrates the presentation of RFID data and digital video to a standard web browser. Through a display customized to each end user, real-time status is integrated with live and recorded digital video. Events that can be shown involve premises security, physical asset protection, personnel staffing, and operations performance. Up to the minute personnel and asset inventory counts are provided. Live streaming video is available of each site, via the network connection. Each monitored event is linked to the database of recorded video files to enable the viewing of tagged events such as personnel activity at door entrances and exits, access to controlled areas, and asset movements. The system is available as a standalone enterprise solution or as a portal-based solution hosted by Axcess. We believe that the system is unique in its ability to link information read from a tag with video clips and pictures from the scene surrounding the tag.

Typical applications of the our products include:

“Hands-free” automatic personnel identification and access control. Doors can be automatically opened as the accredited employee approaches the door, enabling rapid and easy entrance without presenting a card to be swiped. Multiple logical control zones can be set up within a facility, making key areas automatically more secure as non-authorized people are quickly identified. The identification can be linked to tagged assets to improve asset management accountability.

“Hands-free” automatic vehicle identification and access control. Vehicles automatically enter a controlled or gated area with a validated tag placed in the vehicle. The tag is recognized as it approaches the gate, allowing “rolling access” and facilitating entrance and exit speed. For industrial applications, driver tags and inventory tags can be matched to ensure integrity of the shipment.

Electronic asset protection and tracking. Assets, such as computers and medical equipment, are automatically tracked as they move throughout the facility and protected if they approach a perimeter door without authorization. Linking to custodian tags provides accountability and instant authorized movement.

Electronic fixed asset inventory and protection. Static assets such as desktop computers can be tagged and automatically inventoried at periodic intervals. Should the assets be moved, their location is identified and automatically tracked.

Electronic inventory control and tracking. Inventory items, such as pallets, crates, barrels and vessels, can be automatically located, identified, and tracked as they move, and protected against unauthorized removal.

Corporate CCTV digital video recording. Traditional security video recording can be done digitally, apart from the source camera to ensure efficiency, quality, performance and availability.

Remote CCTV surveillance. Traditional security surveillance is provided via telephone line or over the network to give remote viewing for security central monitoring and for operations review. In retail stores, this provides life safety as well as improved monitoring of operations. In schools, student monitoring is improved with live, on-campus video available to the police. In homeland defense, live video of an incident is available to authorities, including mobile professionals.

Automatic personnel accounting (mustering). In cases of catastrophic disaster involving buildings, tags on people are used to identify who exited safely.

Markets

Axcess operates in the electronic security products and systems markets. Its products have been designed, built and introduced with general purpose, broad applications in mind, cutting across many industries. Some examples of product solutions in selected markets are provided below.

Retail CCTV.   Management and security station personnel can use Axcess products to remotely supervise facilities such as retail stores, convenience stores, and fast food stores from the desktop using video transmitted over an enterprise WAN, the Internet, or modem. Retail personnel can also use remote video systems in retail for life safety and to reduce employee theft. Axcess has many notable customers in this market.

Education. Various schools and universities are implementing tagging to protect data center assets; schools and universities are also using networked video for life safety reasons. Many schools and universities already have built-out networks, so RFID tagging and networked video may be added for the incremental cost of this equipment. Built-out networks also offer additional flexibility to move video remotely and share video data with school administrators and authorities. A federal program entitled “Safe Schools, Health Schools” is scheduled to fund additional security equipment in kindergarten through twelfth grade over the next several years, and Axcess intends to market its products to schools taking advantage of this program.

Corporate Access Control and Asset Management. Employees may gain access to company premises using automatic hands-free personnel RFID tags that may also be placed on corporate assets, such as laptops, to track movements and prevent loss. Axcess, through its control-point architecture, believes that it has a unique solution to address this market by tagging laptops and implementing control zones.

Corporate Security CCTV.  We believe that security CCTV is the fastest growing segment for security products and systems. Management personnel can use security CCTV to view live motion video over the network and access stored video clips on-demand of operations activity, personnel corporate compliance, and security. Many existing security systems are analog, limiting video availability to cabled networks and videocassette recorder tape. The Axcess products provide a bridge from analog systems to digital networks. Networked video enables viewing from desktops and wireless handhelds by multiple departments. Recorded video may be made available to numerous locations on the corporate LAN or via the Internet.

Airport Security and Homeland Defense. Axcess can provide hands-free premise access control to employees and authorized vehicles needing easy, secure access to the terminal and tarmac. Our products can provide controlled access for fuel trucks at the fuel depot. Courtesy vehicles can use access control for added gate security. Networked video and recording may be added to the network infrastructure to extend security visibility throughout the terminal and grounds.

Data Center Asset Management. Axcess products locate and protect computer servers, central processing units and other equipment using RFID tagging. Tagged servers can also be monitored with temperature sensor tags that not only protect against loss and misplacement, but also provide an early indication of potential failure. Axcess products provide security and visibility from the entrances to the server and cage level. Many legacy data centers and computer rooms have the same characteristics. In addition to tagging the computers, users of Axcess products can tag authorized personnel to facilitate easy movement of the assets and to restrict access to sensitive areas. Video complements the asset management application by providing live viewing capability into the co-location cage or cabinet area. Archived video is also available to investigate asset-based activity alarms.

Healthcare Resource Management. Our products have been designed to tag personnel and equipment to provide better utilization of clinical devices, to locate patients, and to stage devices in order to speed up procedures. Users of our RFID tagging products may reduce equipment and personnel costs associated with patients moving within the facility. Our equipment may enable healthcare facilities to increase revenues from more efficient billing of equipment usage.

Inventory and Transportation Management. Cartons, pallets, containers and even missiles may be tagged so they can be located, tracked and monitored to facilitate movement, rapid order picking and inventory verification. Bar coding is common in source product labeling at the start of the supply chain. Once products are packaged in larger containers for shipping and warehousing, RFID tagging complements bar coding and the warehouse system by enabling automatic long-range identification and location of products. In production applications, the tag can be a wireless sensor for a production line, transmit information about the build specifications for a product, and send notifications from the finished goods area after production is completed.

Patents and Proprietary Technology

Axcess relies on a combination of patents, trade secrets, technology licenses, and other intellectual property rights. In total, we have received fifteen U.S. patents with international coverage around the globe. We also have three patents in various stages of prosecution with foreign patent authorities. The period covered by our issued patents ranges from seven to seventeen years. We intend to protect and enforce our intellectual property rights and to preserve our rights relating to our key product technologies to the extent commercially reasonable. We have applied for registration of a number of trade and service marks, including Axcess Inc.™ the Axcess Inc. (logo)™ LANcam, ActiveTag™, onlineaccess.com™, Prism Video™ and LANcorder™.

Engineering and Development

The Prism Video™ product line provides flexible capture and placement of video on a network for recording and display over the network. During 2002, we completed the majority of the integration tasks for the Prism Video™ line with the transmitter products we acquired from IVEX Corporation. The IVEX products included a network transmitter capable of serving up to eight simultaneous viewers, and a combined transmitter and recorder, which allow recording to be done and retained, near the camera. The IVEX products are integrated into our core software platforms to offer customers an increased range of feature and function options. During 2002, we completed development of specific feature and function enhancements to its Prism Video™ product line that integrators have requested. We are developing advanced video processing algorithms and will continue to focus on these algorithms to increase the intelligence of our video appliances. Examples of these algorithms include advanced motion detection, motion tracking, speed and direction measurement, object addition and subtraction detection, facial recognition and people counting.

During 2002, we developed a new, smaller key-fob size form factor for the RFID tags and during 2003 we introduced an electronic bracelet for automatically identifying, tracking and protecting people or assets.  We expect that these tags will reduce the cost of a personnel tag compared to previous form factors. We continue to look at the development of new semiconductors for integrating RFID functions into smaller and less costly devices. We intend to work toward the inclusion of various sensors, such as motion, humidity and power, to enable the tagging system to more fully address market needs in the data center and logistics markets. We anticipate that third party improvements to battery technology and manufacturing methods will enable size reduction.

OnlinesupervisorTM is a highly versatile product where radio frequency identification (RFID) tag transmissions are received from readers over the network, then filtered against the various criteria needed for managing a business most productively.  The integration middleware enables virtually any data format to be received, translated into another, and transmitted to the destination system. The browser-based viewing dashboard is customizable by type of user, particularly useful for customized alerting. Alerts are linked automatically to a digital video clip of the transaction for supervisory review.  Onlinesupervisor™ development continues to add additional data sources that can be delivered over the same platform, making the product expandable beyond RFID data on an industry specific basis into areas including condition monitoring and data mining.

Competition

The market for our products and services is intensely competitive and is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products.

A number of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources. We believe that the principal factors affecting competition in our markets include product functionality, performance, flexibility and features, use of open standards technology, quality of service and support, company reputation, price and overall costs of ownership. In order to compete, we seek to provide products that are technologically superior and that deliver better value. We believe that the following factors help distinguish our products from those of competitors.

The ActiveTag™ RFID automatic identification system benefits from low cost, long-range tag activation and transmission, which have a small form factor, long-term battery life, and also a platform for adding sensor capabilities. The activation of tags occurs at a separate low frequency, a patented approach, which we believe, gives Axcess an advantage among active RFID companies in the ability to establish physical control points, such as doorways, and virtual control points, such as hallways. The receiver system is designed as a low cost infrastructure that connects directly into legacy systems and also runs on a standard Ethernet network backbone. The system is flexible enough to support multiple applications for people, physical assets, and vehicles. Finally, the tag data is integrated with live and recorded streaming video on a multi-user browser display platform for both casual viewing and industrial requirements.

Flexibility comes from the use of dual frequencies for wake-up and transmission; low frequency on wake-up and UHF for transmission. Tag transmission at UHF penetrates all materials except metal, enabling reliable tag transmission. This also enables long range tag reads using omni-directional antennas so that no line of sight is required. A simple transmission protocol allows multiple tags to be read simultaneously. The advanced battery management design provides battery life of three to five years under normal operating conditions, and five to seven years with an enhanced battery. Control point activation, combined with the ability for tags to transmit on set time intervals or be queried individually enables the ActiveTag™ line to meet the major user requirements, including dynamic tracking, static tracking, multiple simultaneous tag reads, “authorized” movement of tagged assets, and a long read range for tag transmission, which we believe gives us an advantage. We also believe that these features enable the system to outperform passive systems, relative location positioning systems, and infrared and combo infrared / RFID systems from competitors.

The Prism Video™ is a complete end-to-end system, which includes video transmitters, streaming video cameras, software digital recording, web display, and wireless handheld display are all integrated in an open architecture fashion on the network using the LAN and Internet. The solution reduces the need for special camera cabling, also enabling network-based video recording to be placed in geographically optimal positions. With the video on the network, all video is viewable from anywhere in the world the network provides authorized access. The all-digital solution focuses on event-based security breach detection, alarming, and evidence recording and notification. It makes a video security system more economic, have a greater geographical reach and operate more effectively. Personnel are able to focus on prevention and response rather than on evidence processing. Its efficiency is derived in part from advanced video compression performance, giving users the choice of standards-based H.323 and JPEG, or proprietary VSLE. Whether the video is compressed in the LANcam™ camera, the LANconnect™ network appliance products, or in a MicroMole video transmitter, the compression will use between two and thirty times less bandwidth than uncompressed systems. This means more cameras can be used on a given network, and if only standard modem links are available, the video performance will still be adequate. Even the fast performance proprietary scheme, VSLE, can be converted to the Windows standard .avi frame format for software-only recording and live display. The network appliances under the LANconnect product family are programmable, ready for upgrades in compression types and advanced video processing, which allows automated detection of security breaches. Axcess believes that its solutions provide an inherent parts cost advantage over competitor’s digital video devices due to the simplicity of the compression code when implemented in an embedded system such as the LANcam. Similarly, because of this compression efficiency, stored video will take up less capacity on a hard drive, or other type of storage media than other digital video recorders. All camera, transmitter, and storage products are network enabled. The Prism Video™ line includes over thirty interfaces to peripheral control equipment such as pan, tilt, zoom, and multiplexers making it compatible with legacy CCTV equipment and requirements.

Manufacturing and Suppliers

We outsource the manufacturing of our products and consequently depend on outside manufacturers to supply finished product. A large number of manufacturers in the U.S. have the capability to produce our products. We periodically seek bids for manufacturing and have multiple manufacturing sources for each of its products.

Although we depend on a number of outside suppliers for components of our products, we have designed our current line of products so that we are not dependent on a single source for any of our products’ components. Most of the components we use are “off the shelf” and are readily available. Although we have generally been able to secure adequate suppliers, the inability of the Company in the future to obtain sufficient suppliers of component parts could have a material adverse effect on our results of operations.

There are currently no long-term agreements between us and our manufacturers or suppliers.

Research and Development

If we have sufficient working capital, we plan to continually develop new products utilizing our existing technology and we plan to bring new products to market throughout 2004. During 2002, the assimilation of the IVEX video products was largely completed. New products in both video and RFID will be built upon the core platforms now in place. In RFID, we believe that our new tag with a key-fob form factor and electronic bracelet will offer a lower cost and smaller version of the existing personnel access control tags. We believe these new tags will also be used for protecting assets from theft. In video, we believe that the architecture acquired from IVEX will lead to products with advanced detection software for automatically detecting security incidents. The new products should take advantage of the ability to record and store security video at the camera location and transmit both live and recorded security video via multiple simultaneous connections to critical users. There can be no assurance that we will have sufficient working capital to undertake these activities.

During 2003 and 2002, we spent $632,974 and $1,632,385, respectively, for research and development and plan to continue spending similar amounts in fiscal year 2004 to develop products to support our continued revenue growth. However, any such spending will be dependent upon our ability to raise additional capital, as we do not have sufficient revenues to support such an activity using our own resources.

Employees

As of December 31, 2003, we had fifteen full-time employees and no part-time employees.

Government Regulation

Government regulations have not had, nor are they expected to have, a material effect on Axcess’ financial condition, results of operations or competitive position. FCC approval is required for some of our principal products.

Environmental Factors

There has been, and it is anticipated that there will continue to be, no material effect upon Axcess’ capital expenditures, earnings, or competitive position due to compliance with existing provisions of federal, state and local laws regulating the discharge of material into, or otherwise relating to the protection of, the environment.

Risk Factors

We operate in a changing environment that involves numerous risks, some of which are beyond our control. The following highlights some of these risks.

We may not be able to continue as a going concern or fund our existing capital needs.

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended December 31, 2003. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.

We have a history of losses and expectation of future losses; uncertainty of future profitability; and limits on operations.

From our incorporation in 1982 through December 31, 2003, we have incurred an accumulated loss of approximately $150.0 million and have been profitable in only one fiscal year during that time. There can be no assurance that we will generate sufficient revenues to achieve profitability in the future. If we are unable to generate sufficient revenues, the valuation of purchased intellectual property may be affected. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our continued slow revenue growth and operating losses may indicate circumstances requiring an impairment to be recorded.

If our losses continue, we will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.

We are dependent upon our proprietary technology and its marketability as state of the art.

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

We currently hold fifteen U.S. patents. We have three patents in various stages of prosecution with foreign patent authorities and several additional patents being prepared for filing. The time period covered by our patents ranges from seven to seventeen years; however, there can be no assurance that our technologies will be accepted in the marketplace. In addition, different technologies owned by others could arise that would be superior or more marketable than ours. See Description of Business—Patents and Proprietary Technology.

The loss of one or more members of management or key personnel could adversely affect our operations and could lead to loss of clients and proprietary information.

Our business, success, growth, operating results, and profitability are dependent upon the skills, experience, efforts, performance, and abilities of members of management and other key personnel. We depend upon members of management and key personnel, including key sales personnel, to generate new business and to service new and existing clients. If any members of management or key personnel were to leave us, our business, success, growth, operating results, and profitability could suffer. If we lose any key personnel, we may also be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices, procedures, or client lists by the former personnel. Disclosure or use of this information could harm our business.

We may face substantial competition in attracting and retaining qualified personnel, and may be unable to grow our business if we cannot attract and retain qualified personnel.

Our success will depend to a significant degree upon our ability to attract and retain highly qualified and experienced personnel who possess the skills and experience necessary to satisfy our business and client service needs. These personnel may be in great demand, particularly in certain geographic areas, and are likely to remain a limited resource for the foreseeable future. Our ability to attract and retain employees with the requisite experience and skill depends on several factors, including our ability to offer competitive wages, benefits, and professional growth opportunities. To attract and retain these individuals, we will be required to invest a significant amount of time and money. Many of the companies with which we will compete for experienced personnel have greater financial resources and name recognition than we do. In addition, an important component of overall compensation for our personnel will be equity. If our stock price does not increase over time, it may be more difficult to retain personnel who have been compensated with stock awards or options. The inability to attract, train, and retain experienced personnel could have a material adverse effect on our business.

Because we are significantly smaller and less established than a majority of our competitors, we may lack the financial resources necessary to compete effectively and sustain profitability.

We operate in competitive, fragmented industries and compete for clients with a variety of larger and smaller companies that offer similar products and services. These industries are subject to rapid technology changes and are significantly affected by new products and services and the marketing activities of industry participants, which may often be beyond our control. Due to the nature of our business, we compete with companies in the security products, security consulting and defense industries. Although we primarily compete directly with firms who offer similar security products, we also compete directly and indirectly with a number of other companies, which provide and install large security systems as a single contractor. Many of these competitors are more established, offer more products, services and features, have a greater number of clients, locations, and employees, and also have significantly greater financial (based on total assets and annual revenues), technical, marketing, public relations, name recognition, and other resources than we have.

We also expect to experience increased competition from new entrants into the market. We may be unable to compete with large multi-product security companies, including the security divisions of large international firms. This increased competition may result in pricing pressures, loss of market share or loss of clients, any of which could have an adverse effect on our business, financial condition, operating results and cash flows. See Description of Business—Competition.

We are dependent upon third party manufacturers and suppliers to produce our products.

As a cost efficiency measure, we do not manufacture our own parts and product line but contract such supply and manufacture to third parties. The failure by any of our vendors, suppliers or contractors to fulfill their contractual obligations to us could adversely affect our operations. If we are unable to obtain sufficient components and manufacturers for our products, or develop alternative sources, delays in product introductions or shipments could occur and could have a material adverse effect on our results of operations. See Description of Business—Manufacturing.

The voting control of Axcess is held by Amphion Group, and other stockholders are unlikely to have any ability to influence the governance or policies of our company.

As of March 15, 2004, Amphion Ventures, L.P. and affiliates of Amphion Ventures, L.P., including Amphion Partners, Amphion Investments, Antiope Partners, XL Vision, Inc., Amphion Investments, NVW, LLC, Amphion Capital Management, LLC and VennWorks, LLC (formerly incuVest LLC) (collectively, the “Amphion Group”) owned approximately 71% of our outstanding voting stock. This level of ownership provides the Amphion Group with the power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. Additionally, two of our five directors are affiliates of the Amphion Group. See Security Ownership of Certain Beneficial Owners and Management.

The price of our common stock has been highly volatile and may continue to be highly volatile, which may adversely affect your ability to sell your shares and our ability to raise additional capital.

The price of our common stock has been highly volatile and may continue to be highly volatile. For instance, from November 1, 2002 through September 15, 2003, our common stock traded from a low of $.025 to a high of $3.00 per share. The price of our common stock has experienced, and may continue to experience, significant volatility in response to many factors, some of which are beyond our control and may not even be directly related to us, including:

•                  changes in financial estimates or recommendations by securities analysts regarding us or our common stock;

•                  our performance and the performance of our competitors and other companies in the technology or marketing sectors;

•                  quarterly fluctuations in our operating results or the operating results of other companies in the technology or marketing sectors;

•                  additions or departures of key personnel;

•                  the trading volume of our common stock;

•                  general economic conditions and their effect on the technology or advertising and marketing sectors, in general; and

•                  competition, natural disasters, acts of war or terrorism or other developments affecting us or our competitors.

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of particular companies. This volatility has significantly affected and may continue to affect, the price of our common stock and may adversely affect your ability to sell your shares and our ability to raise additional capital. See Market and Common Equity and Related Stockholder Matters.

Our common stock may be subject to penny stock rules and regulations.

Federal rules and regulations under the Exchange Act regulate the trading of so-called penny stocks, which generally refers to low-priced (below $5.00), speculative securities of very small companies traded on the OTC Bulletin Board or in the Pink Sheets. Trading, if any, in shares of our common stock may be subject to the full range of penny stock rules. Before a broker/dealer can sell a penny stock, these rules require the broker/dealer to first approve the investor for the transaction and obtain from the investor a written agreement regarding the transaction. The broker/dealer must also furnish the investor with a document describing the risks of investing in penny stocks. The broker/dealer must also tell the investor the current market quotation, if any, for the penny stock and the compensation the broker/dealer will receive for the trade. Finally, the broker/dealer must send monthly account statements showing the market value of each penny stock held in the investor’s account. If these rules are not followed by the broker/dealer, the investor may have no obligation to purchase the shares. Accordingly, these rules and regulations may make it more expensive and difficult for broker/dealers to sell shares of our common stock, and purchasers of our common stock may experience difficulty in selling such shares in secondary trading markets.

Item 2. DESCRIPTION OF PROPERTIES.

Axcess leases a 6,509 square foot facility in Carrollton, Texas, which is used for administrative, engineering and sales offices. This facility is rented under a month-to-month agreement. The monthly rent is $5,000. We also lease 1,500 square feet in Costa Mesa, California, which is used for engineering space. The lease will terminate in September 2004 and the monthly rent is $1,850. We believe these facilities are suitable and adequate to accommodate our operations. We consider each of these facilities to be in good condition and it is our opinion that the facilities are adequately covered by insurance.

Item 3. LEGAL PROCEEDINGS.

Axcess is engaged in a number of lawsuits with approximately eleven vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $188,188. We are currently defending or seeking to settle each of the vendor’s claims.  At December 31, 2003, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Axcess’ common shares trade on the over-the-counter bulletin board under the symbol AXSI.BB. Prior to September 2002, our common stock traded on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the symbol AXSI. We were notified in September of 2002 that we no longer qualified for the NASDAQ SmallCap minimum listing requirements. The table below sets forth high and low closing prices for our common stock during each of the periods indicated, as reported the over-the-counter bulletin board by NASDAQ. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	2003		2002
QUARTER ENDED	LOW	HIGH	LOW	HIGH
March 31	$0.30	$0.88	$2.20	$4.36
June 30	0.56	2.55	0.93	2.50
September 30	2.20	2.85	1.00	1.98
December 31	1.95	2.59	0.25	1.01

As of March 15, 2004, we had approximately 893 holders of record of voting common stock.

Axcess has not paid dividends on our common stock and does not anticipate the payment of cash dividends in the foreseeable future, as we contemplate retaining all earnings to finance the continued growth of our business.

Equity Compensation Plans

Information concerning the 2001 Equity Incentive Plan and the 1998 Directors Compensation Plan is presented in the table that follows.  See “Item 13.  Stock Options and Warrants” in the notes to the financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,468,465	$2.40	715,750
Equity compensation plans not approved by security holders	—	—	—
Total	2,468,465	$2.40	715,750

Recent Sale of Unregistered Securities

During 2003, we issued unregistered securities in connection with each of the transactions described below. The issuance of the Preferred Stock, common stock and promissory notes were exempt from the registration requirements of the Securities Act by virtue of Sections 4(2) and 4(6) thereof as a transaction not involving a public offering and made solely to accredited investors.  An appropriate restrictive legend was affixed to the stock certificates and warrants.

Convertible Promissory Note

On January 17, 2003, Axcess entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 3.05 “units” to the investors for an aggregate purchase price of  $305,000.  Each unit consists of a convertible promissory note in the amount of $100,000 and 50,000 unregistered shares of our common stock.

Pursuant to the bridge financing agreement, we registered the shares of common stock comprising the units of the bridge financing agreement. By agreement, each investor may not sell more than one-third of the common stock comprising the units during any calendar month. The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on January 31, 2006. On each of January 31, 2004, January 31, 2005 and January 31, 2006, the investors have the option to convert one-third of the principal amount of the notes into common stock of Axcess. The conversion price of the notes is initially 65% of the average closing price of a share of our common stock for the twenty trading days preceding the given anniversary date of the notes. The maximum conversion price shall be $2.00 per share and the minimum conversion price shall be $0.50 per share. The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in our shares of common stock. The notes may be prepaid in whole or in part by us without premium or penalty.

No holders have converted their promissory notes or accrued interest in to common stock of Axcess.

2003 Preferred Equity Offering

We completed a $1,537,500 exempt Preferred Stock Offering during May of 2003. The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend, approximately 15,000 shares of common stock and 100,000 warrants to purchase our common stock exercisable for two years at $1.00 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $2.00. On June 5, 2003 the closing twenty-day average was at $2.02 and the 2003 Preferred converted to 2,050,001 shares of Common Stock.  In December 2003, we completed as SB-2 registration registering the common shares issued in relation to the 2003 Preferred Equity Offering.

2003B Preferred Equity Offering

In November 2003, Axcess raised a net of approximately $2,500,000 of additional working capital through an exempt Section 4(6) and a Section 4(2) private offering of Preferred Stock to accredited institutional investors.  The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consists of 40,000 shares of Preferred Stock bearing a 7% dividend, 2,000 shares of common stock and 40,000 warrants to purchase Axcess’ common stock exercisable for two years at $2.75 per share. Each share of Series 2003B Preferred Stock is automatically convertible into voting common stock on a share-for-share basis (i) when Axcess achieves a full quarter of positive earnings before interest, taxes depreciation and amortization or (ii) when the share price surpasses $3.75 based on the average closing per share price for the 20 trading days preceding. In connection with the 2003B Preferred Stock offering including commissions, Axcess issued 1,570,000 shares of the 2003B Preferred Stock, 157,000 shares of common stock and 1,695,000 warrants.

In December 2003, Axcess raised a net of approximately $362,250 of additional working capital through a second closing of the 2003B Preferred.  In connection with the second close of the 2003B Preferred Stock offering including commissions, Axcess issued 220,000 shares of 2003B Preferred and 240,000 warrants.

VennWorks LLC

In December 2003, VennWorks agreed to convert the entire amount of their outstanding demand notes ($1,130,233) plus all accrued unpaid dividends ($171,240) into 1,831,332 common shares and an equal number of warrants priced at $2.75 that will expire in two years from their date of issue.  As a result of the above-described transaction, Axcess recorded a loss on debt settlement charge of $6,041,691 for the excess of the value of the shares and warrants issued over the book value of the notes.

Amphion Ventures, L.P.

Axcess reached an agreement with Amphion Ventures L.P. with regards to the notes between the Parties.  Axcess was indebted to Amphion Ventures LP for $5,530,637 of principal and accrued interest.  Amphion Ventures LP owed Axcess  $4,711,915 of note receivable and accrued interest.    The above-described notes were set off against each other there by reducing the debt owed Amphion Ventures L.P. by Axcess to $818,722.  Amphion Ventures L.P. also agreed to convert the remaining amount of demand notes and accrued interest into 294,476 common shares and an equal number of warrants priced at $2.75, that will expire in two years.  As a result of the above-described transactions, Axcess recorded a loss on debt settlement charge of $362,050 for the excess of the value of the shares and warrants issued over the book value of the notes.

Amphion Investment, LLC

Axcess reached an agreement with Amphion Investment L.L.C. with regards to a note executed between them for $393,787 of principal and accrued interest.  Amphion Investment L.L.C. consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007.

PV Proceeds Holdings, Inc.

Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million of non-interest bearing note that was due December 31, 2002 and in default.  PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007.  As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess.  The warrants have an exercise price of two dollars ($2.00) per share and shall expire on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest of the new note is paid.  Axcess has also agreed to certain provisions that would further reduce the principal amount over time.  Axcess also recorded deferred debt issuance costs of $689,932, which will be amortized over the life of the loan.

On October 10, 2003 PV Proceeds Holdings, Inc. elected to convert their Series 1999 Preferred Stock plus accrued dividends into 692,142 shares of Axcess common stock contingent upon this Registration Statement becoming effective within 90 days from the date hereof.  On December 2, 2003, our SB-2 Registration statement went effective. PV Proceeds Holdings, Inc. has agreed to certain limitations on the sale of these shares based on our current and future share trading volumes.  Allan Griebenow, President and Chief Executive Officer of Axcess is currently a board member of PV Proceeds Holdings, Inc.

JP Morgan SBIC LLC (formerly known as J.P. Morgan Investment Corporation)

Axcess issued to JP Morgan a Senior Promissory Note (“Note”) originally entered on June 25, 1997 and the last amendment was on April 12, 2002. The Note was due on December 31, 2003 and as of December 31, 2003 has an outstanding principal balance of $400,000.00 and unpaid interest thereon of $169,795.79.  JP Morgan agreed to convert that amount of notes and accrued interest into 227,918 common shares.  As a result of the above-described transaction, Axcess recorded a gain on debt settlements of $75,213.

JP Morgan agreed to convert $28,018 of Preferred Series J (including accrued dividends) into 11,173 shares of common stock of Axcess.  JP Morgan also agreed to convert $106,795 of Preferred Series I (including accrued dividends) into 42,590 shares of common stock of AXCESS.

Antiope Partners L.L.C.

Antiope Partners L.L.C. agreed to convert $759,900 of Preferred Series I (including accrued dividends) into 303,960 shares of common stock of Axcess. Antiope Partners L.L.C. also agreed to convert $1,816,719 of Preferred Series J (including accrued dividends) into 726,688 shares of common stock of Axcess.

Jackson Hole

Jackson Hole agreed to convert $427,300 of Preferred Series C (including accrued dividends) into 173,858 shares of common stock of Axcess.  Jackson Hole also agreed to convert $170,520 of Preferred Series J (including accrued dividends) into 68,208 shares of common stock of Axcess.

Conclusion

As a result of the debt and preferred stock transactions, we reduced notes payable and accrued interest by $6,071,901 and $1,350,173, respectively.  We reduced Preferred stock and accrued dividends by $4,356,724 and 710,727, respectively.  We issued 4,429,345 additional common shares and 2,625,808 warrants.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recent Developments:  Going Concern and Liquidity Problems

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2003. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

We do not have sufficient working capital to sustain our operations.  We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.

See “Risk Factors.”

Results of Operations

Sales and Gross Profit. Sales for the year ending December 31, 2003 and 2002 were $915,825 and $1,596,221, respectively. We realized gross profits of $204,900 in 2003 and $383,220 in 2002. Three customers accounted for 28% of total revenue in 2003 and four accounted for 49% of the total revenue in 2002.  Cost of sales for the year ended December 31, 2003 and 2002 were $562,060 and $1,078,518, respectively.  We also recorded a charge of $148,866 for inventory impairment during the year ended December 31, 2003 compared to $134,483 for the year ended December 31, 2002.  The impairment was as a result of the change in strategy from self-manufacturing to contract manufacturing.  The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products.  The decrease in sales was due to our lack of financing and the inability to fulfill orders, which was addressed with the 2003 and 2003B preferred equity offerings.  We are currently fulfilling orders in the ordinary course of business.  The margin improvement (excluding inventory impairment charge) is driven by a reduction of the production staff due to our move towards contract manufacturing.

Radio frequency identification (RFID) product sales were $587,100 and $641,810 for the year ended December 31, 2003 and 2002, respectively. Cost of sales was $374,727 for the year ended December 31, 2003 and $423,059 for the year ended December 31, 2002. We also recorded a charge of $35,746 and $75,293 for inventory impairment during the year ended December 31, 2003 and 2002, respectively.  The impairment was as a result of our change in strategy from self-manufacturing to contract manufacturing.  The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products. As a result, gross profits from RFID products were $176,627 for the year ended December 31, 2003 and $143,458 for the year ended December 31, 2002.  The increase in gross margin is mainly related to a reduction of production costs and warranty expenses.  Two customers accounted for 26% and four customers accounted for 51% of the RFID sales during 2003 and 2002, respectively.

Digital video product sales were $328,725 and $954,411 for the year ended December 31, 2003 and 2002, respectively.  Cost of sales was $187,333 for the year ended December 31, 2003 and $655,459 for the year ended December 31, 2002. We also recorded a charge of $113,120 and $59,190 for inventory impairment during the year ended December 31, 2003 and 2002, respectively.  The impairment was as a result of our change in strategy from self-manufacturing to contract manufacturing.  The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products.  As a result, gross profits from digital video products were $28,272 for the year ended December 31, 2003 and $239,763 for the year ended December 31, 2002.  The decrease margin percent was primarily due to the increase in inventory impairment and the decrease in sales volume.  Two customers accounted for 51% and 56% of the video sales during 2003 and 2002, respectively.

Operating Expenses. Operating expenses were $2,641,681 and $4,840,043, in 2003 and 2002, respectively. We were able to lower our research and development, general and administrative, selling and marketing and depreciation and amortization expenses.  This decrease was due to cost reduction programs implemented during 2002 and continuing through 2003 including a staffing reduction, fewer marketing expenditures and the completion of several research and development projects.

Research and development expenses were $632,974 in 2003 and $1,632,385 in 2002.  The decrease is a result of the completion of the integration of some of the video and RFID products allowing for a reduction of employees, the closing of a facility in Georgia, the downsizing of the facility in California and the elimination of certain leased equipment.  Offset by an increase in certification expense and product development expenses.

Corporate general and administrative expenses were $1,287,944 and $1,568,969 in 2003 and 2002, respectively. During 2003 we hired a firm to assist us with investor relation activity and experienced an increase in our cost of insurance.  However, we were able to decrease our overall cost.  The decrease can be attributed to a reduction in salary expense, elimination of contract labor, lower rent with the closure of half of the Texas facility and a reduction of outside legal and accounting service fees.

Selling and marketing expenses were $280,190 and $1,072,425 in 2003 and 2002, respectively.  The decrease was caused by our strategic shift away from a direct selling (our sales people contacting the end users) approach and an increased reliance on an indirect (focus on us selling to the integrators who sell to the end users) marketing approach.  The strategic shift allowed us to decrease the headcount and lower the advertising.  The indirect sales model allows us to address multiple industry segments generically, including manufacturing, wholesale / distribution, retail, services, government, education and finance. The indirect sales model fits the characteristics of our product portfolio with other products, which become system solutions that require custom site planning and installation. By working directly with established marketing channel partners, this indirect model also gives us the flexibility to introduce new products and application as they are developed.  However, during the fourth quarter of 2003 we did add a marketing individual and two additional sales people to increase the support on the indirect channel.

Depreciation and amortization expenses were $440,573 for 2003 compared to $566,264 for 2002.  The decrease is related to lower depreciation expense as a result of the age of the equipment, the closing of the Georgia facility and the downsizing of the California and Texas facilities.

Other expenses, net. Other expenses, net, were $7,134,877 and $1,144,311 in 2003 and 2001, respectively.   During 2003, we exchanged and modified a significant amount of our debt for common shares and warrants.  As a result of those transactions we recorded a charge of $6,328,527 for the excess of the value of the shares and warrants issued over the book value of the notes.  We also were able to settle several accounts payable issues relating to prior periods at a discount from the accrued amounts, which resulted in a $321,415 improvement in other expenses for the year ended December 31, 2003 compared to the same period in 2002.

Net Loss. Net loss was $9,571,658 and $5,601,134 in 2003 and 2002, respectively.  The increase is due primarily to charges from the balance sheet restructuring, offset by lower production staffing, headcount reductions across all departments, reduced rent due to the Georgia facility being closed, downsizing of the Texas and California facilities, a reduction of outside services, gains on settlements of account payables and offset by the inventory impairment charge and increased spending on investor relations activities.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $1,841,670 in 2003 compared to $430,003 in 2002. This increase was primarily due to the recording of a beneficial conversion discount of $614,516 for the 2003 preferred stock converted during 2003.

Liquidity and Capital Resources

Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet our working capital requirements. At December 31, 2003, we had working capital of $786,900.

Our operations continued to generate losses in 2003. Our cash increased $2,130,728 during 2003 with operating activities using $2,165,857 of cash. We funded operations primarily through borrowings and equity offerings with financing activities providing net cash of $4,300,718 .  No assurance can be given that such activities will continue to be available to provide funding to us.  Our business plan for 2004 is predicated principally upon the successful marketing of our RFID and digital video products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2004.

Our working capital requirements will depend upon many factors, including the extent and timing of our product sales, our operating results, the status of competitive products, and actual expenditures and revenues compared to our business plan. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which makes it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. We intend to address our liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2003. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

Our business plan for 2004 is predicated principally upon the successful marketing of its RFID products and the digital video products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements through 2004.

If our losses continue, we will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.

Other Matters relating to future amortizable charges

As of December 31, 2003 we have $1,356,309 of debt discount and deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the related debt.  In connection with the issuance of the 2003B Preferred Stock, we recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock.

Recent Accounting Pronouncements

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections (“FAS 145”).  Through the rescission of FAS Statements 4 and 64, FAS 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect.  FAS 145 made several other technical corrections to existing pronouncements that may change accounting practice.  Adoption of FAS 145 did not impact the Company’s results of operations or financial position at December 31, 2003, except that vendor concessions on accounts payable in 2003 were recorded as Other Income, whereas prior to the issuance of FAS 145, such items, when material, were recorded as extraordinary income.

Effective January 1, 2003, the Company adopted Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Adoption of FAS 146 had no impact on the Company’s results of operations or financial position and December 31, 2003.

Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”).  FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee.  Adoption of FIN No. 45 did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

In April 2003, the FASB issued Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS No. 149”).  FAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  FAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS No. 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement’s operational components did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”), which was revised and superceded by FASB Interpretation No. 46R in December 2003 (FIN 46R).   FIN 46R requires the consolidation of certain variable interest entities, as defined.  FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46R will have no impact on its results of operations, financial position or cash flows.

Critical Accounting Policies

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must make a variety of estimates that affect the reported amounts and related disclosures. The following accounting policies are currently considered most critical to the preparation of our financial statements. If actual results differ significantly from our estimates and projections, there could be a material effect on our financial statements.

Allowance for Doubtful Accounts

We continually evaluates the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectability of our accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due. We have not experienced significant losses on uncollectible accounts receivable.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing our purchased technologies have grown slowly. We believe that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet our expectation, we may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position.

Revenue Recognition and Warranty Costs

We recognize revenue on sales of our products when the products are shipped from our facility in Carrollton, Texas. Our policy does not allow customers to return products for credit. We currently provide a one-year warranty on all products. Provision is made at the time the related revenue is recognized for estimated product repair costs.

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

Other

Inflation. Inflation has not had and is not expected to have a material impact on the operations and financial condition of

Axcess.

Seasonality. Seasonality has not had and is not expected to have a material impact on the operations and financial condition of Axcess.

Item 7. FINANCIAL STATEMENTS.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Management of Axcess

The Board elects executive officers annually at its first meeting following the annual meeting of stockholders. The following table sets forth, as of March 15, 2004, Axcess’ directors, executive officers and significant employees, their ages, and their positions within Axcess.

Name

Age

Position

Committee

Richard C.E. Morgan	59	Chairman of the Board of Directors	(1) (3)
Allan Griebenow	51	Director, President and Chief Executive Officer	(1)
Allan L. Frank	40	Vice President, Secretary and Chief Financial Officer
Robert J. Bertoldi	49	Directors	(2)
Paul J. Coleman, Jr.	72	Director	(2)
Robert F. Hussey	55	Director	(2) (3)

(1)               Executive Committee

(2)               Audit Committee

(3)               Compensation Committee

Richard C. E. Morgan has served as a director and Chairman of the Board of the company since 1985. Since 1986, he has been a managing member of Antiope Partners, LLC and Amphion Partners, LLC. In November 1999, Mr. Morgan co-founded VennWorks, LLC and since then has served as its Chairman and Chief Executive Officer. In 1995, Mr. Morgan co-founded Amphion Capital Management, LLC, a private equity and venture capital firm, and since then has served as one of its Managing Partners. From 1986 to 1998, Mr. Morgan was the Managing General Partner of Wolfensohn Partners, LP, and the predecessor to Amphion Capital Management. Mr. Morgan serves on the Board of Directors of Celgene Corp., which develops and markets biotechnology products. Mr. Morgan is also a director of several private and non-profit companies, including Orbis International, Inc., a non-profit organization dedicated to fighting blindness worldwide.

Allan Griebenow has served as a director, President and Chief Executive Officer of the Company since July 1999. He founded Prism Video, Inc. in 1994 and was Chief Executive Officer of Prism Video, Inc. from 1994 to July 1999. Mr. Griebenow is currently President, CEO and a Director of PVHoldings (a current holder of equity and debt of Axcess).

Mr. Griebenow spent the past twenty years in the telecommunications and advanced applications industries. He started his career in 1979 as a Presidential Management Intern with NASA, and holds a B.S. in Business Administration from the University of Maryland and an MBA from San Francisco State University.

Allan L. Frank has served as Vice President, Secretary and Chief Financial Officer of the Company since March 2002. From July 1999 through June 2001, Mr. Frank was Vice President, Chief Financial Officer and Secretary for Vast Solutions, Inc., a spin-off from Paging Network, Inc. (“PageNet”). Vast Solutions, Inc. filed for bankruptcy in April 2001. From September 1993 through July 1999, Mr. Frank served in numerous positions at PageNet, including as Vice President of Corporate Development and Director of Financial Analysis, and as Director of International Finance for Paging Network International, a subsidiary of PageNet. Prior to PageNet, Mr. Frank worked at FoxMeyer Corporation, OrNda HealthCare and Dalfort Aviation Services. Mr. Frank holds a B.S. in Business Administration from The Ohio State University and an MBA from the University of North Texas.

Robert J. Bertoldi has been a director of the Company since June 2000. Since January 2000, Mr. Bertoldi has been the President of VennWorks, LLC, a venture capital limited liability company that he co-founded. Since before 1995, Mr. Bertoldi has been a Managing Partner of Amphion Capital Management, LLC, and a co-manager of Amphion Ventures, LP, an early-stage technology life science fund.

Paul J. Coleman, Jr. has served as a director of the Company since 1982. He is President and Chief Executive Officer of the Girvan Institute of Technology, a non-profit, public benefit corporation engaged in research, technology development, and education related to the nation’s aerospace program. Dr. Coleman is a professor of space physics emeritus at the University of California at Los Angeles (“UCLA”). He currently serves as a director of Biocentric Solutions, Inc., Knowledge Vector, Inc. and the Girvan Institute. He is a former director of CACI International, Fairchild Space and Defense Corporation, the Universities Space Research Association and others. His earlier positions include those of assistant director, Los Alamos National Laboratory; president and chief executive officer, Universities Space Research Association; director, Institute of Geophysics and Planetary Physics at UCLA; and director, National Institute for Global Environmental Change of the U.S. Department of Energy.

Robert F. Hussey has served on the Board since September 2002. Mr. Hussey currently serves as Chief Operating Officer and Director of H.C. Wainwright & Co. Mr. Hussey also serves on the boards of Digital Data Networks, Inc., Digital Lightwave, Inc., NUR Corporation and on the board of advisors for Argentum Capital Partners and Kaufman Fund. From 1991 through 1996, Mr. Hussey served as President, CEO and Director of MetroVision of North America. From 1984 through 1991, Mr. Hussey was Founder, President, CEO and Director of POP Radio Corp. Prior to POP Radio, Mr. Hussey worked at Grey Advertising, Inc., E.F. Hutton and American Home Products, Inc. Mr. Hussey received a B.S. in Business Administration from Georgetown University and an MBA in International Business from George Washington University.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, certain officers and beneficial owners of 10% or more of the Company’s Voting Common Stock are required from time to time to file with the Securities and Exchange Commission reports on Forms 3, 4 or 5, relating principally to transactions in Company securities by such persons.  Based solely upon a review of Forms 3, 4 and 5 submitted to Axcess during and with respect to 2003, all of these individuals or entities timely filed their respective Forms 3, 4 or 5 required by Section 16(a) of the Exchange Act during 2003, except for Amphion Ventures, L.P. and VennWorks LLC.

Each of Amphion Ventures and VennWorks failed to file Form 4s to report the issuance in 2003 by Axcess of promissory notes convertible into common stock, the conversion of shares of preferred stock into common stock, the conversion of demand notes in to common stock, the purchase of Convertible debt.  These transactions are described more fully under Item 12. “Certain Relationships and Related Transactions —Amphion Ventures, L.P. Promissory Note Issuances and Conversions,” Item 12. “Certain Relationships and Related Transactions—VennWorks LLC Promissory Note Issuances and Conversions,” and Item 12. “Certain Relationships and Related Transactions—Preferred Stock Conversions.”

Item 10. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned by Axcess’ Chief Executive Officer and Axcess’ two other most highly compensated executive officers (whose annualized compensation exceeded $100,000) (collectively called the “named executive officers”), for services rendered in all capacities to Axcess during the fiscal years ended December 31, 2003 and 2002.

	Summary Compensation Table
			Annual Compensation		Long-Term Compensation	All Other Compensation
Name and Principal Positions	Year		Salary ($)	Bonus ($)	Securities Underlying Options (#)	($)
Allan Griebenow	2003		177,651	—	163,000	—
President and Chief Executive Officer	2002	(1)	182,090	—	85,000	—

Allan L. Frank	2003		139,448	—	100,000	—
Vice President, Secretary and Chief Financial Officer	2002	(2, 3)	103,039	—	285,000	—

Michael Uremovich	2003	(4)	24,473	—	78,000	—
Vice President of Sales	2002	(4)	109,314	—	35,000	—

(1)                                  Includes $12,466 of accrued salary expense that Axcess has not paid.

(2)                                  Represents compensation earned from March 2002, when Mr. Frank joined Axcess.

(3)                                  Includes $9,340 of accrued salary expense that Axcess has not paid.

(4)                                  Includes $6,720 of accrued salary expense that Axcess has not paid. Mr. Uremovich resigned his position as of April 1, 2003.

Stock Option Grants in 2003 to Axcess’ Named Executive Officers

The following table provides information regarding the stock options granted by us to the named executive officers during the fiscal year ended December 31, 2003. Other than those persons listed in the following table, we did not grant any stock options to any other named executive officers. One-fourth of each of the options listed in the table below vested on January 17, 2003; March 31, 2003; June 30, 2003 and September 30, 2003.

	Option Grants in Last Fiscal Year Individual Grants
Name	Number of Securities% of Underlying Options Granted (#)	% of Total Options Granted to Employees	Exercise or Base Price ($/Sh) (1)	Expiration Date
Allan Griebenow	163,000	20%	$0.40	02/06/2014
Allan L. Frank	100,000	13%	$0.40	02/06/2014
Michael Uremovich	78,000	10%	$0.40	02/06/2014

(1)                                  The exercise price is equal to the closing price of our Common Stock on the date of the grant.

Aggregate Option Exercises in 2003 by Axcess’ Executive Officers

The following table provides information as to options exercised, if any, by each of the named executive officers in 2003 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of our Voting Common Stock on December 31, 2003 ($2.25 as reported on the Over-The-Counter Bulletin Board).

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
Allan Griebenow	—	$—	802,529	169,974	$313,238	$35,063
Allan L. Frank	—	$—	171,250	213,750	$196,688	$35,063
Michael Uremovich	—	$—	—	—	$—	$—

Compensation of the Company’s Directors

The current policy of Axcess is to pay each director who is not employed by us and who does not beneficially own more than five percent of the shares of common stock outstanding the compensation set forth in the Director Compensation Plan. Under the Director Compensation Plan, each eligible director receives an annual grant of 10,000 options to acquire common stock at an exercise price equal to the fair market value per share of the common stock at the time the option is granted. The annual grant customarily takes place shortly after each annual meeting of our stockholders. All new board members receive 50,000 options to acquire common stock at an exercise price equal to the fair market value per share of the common stock on the date the board member is elected by our stockholders. All new board members will also be eligible to receive the annual grant. We have temporarily suspended paying any cash to eligible directors for preparing and attending meetings of directors and committees until we report quarterly net earnings. Once we have reported net earnings for a fiscal quarter, we will reconsider paying additional cash consideration to eligible directors. While directors do not receive additional compensation for attending meetings, we pay ordinary and necessary out-of-pocket expenses for directors to attend board and committee meetings. Directors who are officers or employees of Axcess receive no fees for service on the board or committees thereof.

Employment Agreement With Mr. Griebenow

On July 16, 1999, the Company entered into an agreement with Allan Griebenow, under which Mr. Griebenow agreed to be the Company’s president and chief executive officer. The agreement provides that Mr. Griebenow will receive a salary equal to $17,917 per month, a bonus payable within 90 days after the end of the Company’s fiscal year of up to 30% of his base salary, and option grants to acquire 450,000 shares of our common stock. Mr. Griebenow is essentially an “at will” employee of the Company and may be terminated upon thirty days’ notice. If the Company terminates Mr. Griebenow’s employment at any time without cause, as defined in the employment agreement, then Mr. Griebenow will be entitled to continue to receive his then current salary for the six-month period following his termination.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of each class of stock beneficially owned as of March 1, 2004, by each person known by Axcess to be the beneficial owner of more than five percent of any class of our voting securities as of March 1, 2004. Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner		Percentage of Class	Percentage of Common Voting Power

Amphion Group (1)	Voting Common Stock	20,374,145	(2)	59.6%	56.3%
350 Madison Avenue
New York, NY 10021

PV Proceeds Holdings, Inc.	Voting Common Stock	1,692,142	(3)	4.9%	4.7%
3208 Commander Dr.
Carrollton, TX 75006

H.T. Ardinger	Voting Common Stock	31,491		*	*
9040 Governors Row	Series I Preferred Stock	52		100.0%	*
Dallas, TX 75247	Series J Preferred Stock	2		100.0%	*

*                                         Less than 1%

(1)                                  See the following table regarding the beneficial ownership of the Amphion Group.

(2)                                  Includes 3,413,999 shares that the Amphion Group has the right to acquire pursuant to warrants and options that are exercisable within 60 days.

(3)                                  Includes 1,000,000 shares that PV Proceeds Holdings, Inc. has the right to acquire pursuant to warrants that are exercisable within 60 days.

The following table sets forth the number of shares beneficially owned by the Amphion Group, which is defined to include Mr. Richard C.E. Morgan, a British citizen and Chairman of the Board of Directors of the Company (“Mr. Morgan”), Mrs. Anna Morgan, a British citizen and wife of Richard C.E. Morgan (“Mrs. Morgan”), Robert J. Bertoldi, a U.S. citizen and Director of the Company (“Mr. Bertoldi”), Amphion Ventures, L.P., a Delaware limited partnership (“Amphion Ventures”), Amphion Partners, LLC, a Delaware limited liability company (“Amphion Partners”), Amphion Investments, LLC, a Delaware limited liability company (“Amphion Investments”), Antiope Partners, LLC, a Delaware limited liability company (“Antiope Partners”), Amphion Capital Management, LLC, a Delaware limited liability company (“ACM”), NVW,LLC a Delaware limited liability company (NVW”) and VennWorks, LLC, a Delaware limited liability company formerly known as incuVest, LLC, (“VennWorks”).

The Amphion Group disclaims in its filings with the Securities and Exchange Commission that it holds any securities of the Company as a group, within the meaning of any applicable securities law or regulation. Amphion Partners is the sole general partner of Amphion Ventures. Messrs. Morgan and Bertoldi are the managing members of Amphion Partners, Antiope Partners and Amphion Investments. Mr. Morgan is the Chairman of the Board of Directors and Chief Executive Officer of VennWorks. Mr. Bertoldi is the President of VennWorks.

Based on amended Schedule 13D filed by certain members of the Amphion Group with the SEC on February 10, 2000, Amphion Ventures, Amphion Partners and Mr. Morgan share voting power with respect to certain of the shares owned by them. Also, based on the Schedule 13D, Mr. Morgan shares voting power for the shares held by Amphion Investments, Antiope

Partners and certain other shares held by Amphion Partners. Mr. Morgan disclaims beneficial ownership of the shares held by each of the Amphion Group.

	Voting Common		Warrants		Options		Total
Amphion Ventures	9,219,306		975,834	(1)	—		10,195,140
VennWorks	5,606,156		1,831,332	(2)	—		7,437,488
Antiope Partners	1,117,182		—		—		1,117,182
NVW	470,000		418,000	(3)	—		888,000
Mr. Morgan	385,270	(4)	—		53,000	(5)	438,270
Amphion Partners	108,232		—		—		108,232
Mr. Bertoldi	—		—		97,500	(6)	97,500
Amphion Investments	54,000		—		—		54,000
ACM	—		38,333		—		38,333
Total of Amphion Group	16,960,146		3,263,499		150,500		20,374,145

(1)                                  Includes five different grants ranging in price ($2.10 to $2.75) and expiration dates (September 30, 2004 to September 30, 2006).

(2)                                  Exercise price of $2.75 and expiration date of November 30, 2005.

(3)                                  Includes two different grants ranging in price ($1.00 to $2.75) and expiration dates (May 15, 2005 to November 12, 2005).

(4)                                  Includes 65,000 shares of common stock issued to Mrs. Morgan, the wife of Mr. Morgan.

(5)                                  Options to purchase 53,000 shares of common stock that are exercisable within 60 days.

(6)                                  Options to purchase 97,500 shares of common stock that are exercisable within 60 days.

The following table sets forth the number of shares of each class of stock beneficially owned as of March 1, 2004, by each director who beneficially owns equity securities and the executive officers of Axcess, and all of our directors and executive officers as a group. The business address of each director and executive officer is c/o Axcess International, Inc., 3208 Commander Drive, Carrollton, Texas 75006. To Axcess’ knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder, except for Mr. Morgan’s beneficial ownership, which is discussed in the introduction to the previous table above.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percentage of Class	Percentage of Common Voting Power
Richard C.E. Morgan (1)	Voting Common Stock	16,960,146	70.7%	70.7%
Robert J. Bertoldi (2)	Voting Common Stock	16,574,876	69.1%	69.1%
Allan Griebenow (3)	Voting Common Stock	10,580	*	*
Paul J. Coleman, Jr. (4)	Voting Common Stock	80	*	*
Allan L. Frank (5)	Voting Common Stock	—	*	*
Robert F. Hussey (6)	Voting Common Stock	—	*	*
All Directors, Director Nominees and Executive Officers as a group (6 individuals)	Voting Common Stock	16,970,806	70.8%	70.8%

*                                         Less than 1%.

(1)                                  The number of shares of voting common stock includes 320,270 shares held directly, 16,574,876 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above), 65,000 shares owned by Mr. Morgan’s wife.  However, the number of shares of voting common stock excludes 53,000 shares that Mr. Morgan has the right to acquire pursuant to options that are exercisable within 60 days, 3,263,499 shares that entities within the Amphion Group have the right to acquire pursuant to options and warrants that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Morgan disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(2)                                   Includes 16,574,876 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above).  However, excludes 97,500 shares that Mr. Bertoldi has the right to acquire pursuant to options that are exercisable within 60 days and 3,263,499 shares that entities within the Amphion Group have the right to acquire pursuant to options and warrants that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Bertoldi disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(3)                                   Includes 10,300 shares of common stock held directly by Mr. Griebenow and 280 shares owned jointly with his wife.  Excludes 871,156 shares that Mr. Griebenow has the right to acquire pursuant to options that are exercisable within 60 days.  Mr. Griebenow is the President and Chief Executive Officer, and an 11% owner of the stock of PV Proceeds Holdings, Inc., a beneficial owner of more than 5% of the Company’s common stock. Mr. Griebenow denies beneficial ownership of the shares of the Company’s common stock owned by PV Proceedings Holdings, Inc.

(4)                                   Includes 80 shares of common stock held directly by Mr. Coleman and excludes 125,500 shares that Mr. Coleman has the right to acquire pursuant to options that are exercisable within 60 days.

(5)                                   Excludes 221,250 shares that Mr. Frank has the right to acquire pursuant to options that are exercisable within 60 days.

(6)                                   Excludes 50,000 shares that Mr. Hussey has the right to acquire pursuant to options that are exercisable within 60 days

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

VennWorks

On September 14, 2000, Axcess entered into a 9.5% convertible demand note (“9.5% Demand Note”) with VennWorks LLC (“VennWorks”). The principal outstanding under this note may be converted into securities of Axcess at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.  As of November 30, 2003 the outstanding principal balance was $91,106.

On January 12, 2001, Axcess entered into a 9.0% convertible demand note (“9% Demand Note”) with VennWorks. The principal outstanding under this note may be converted into securities of Axcess at the option of VennWorks. The borrowings are unsecured and are due and payable on demand by VennWorks.  As of November 30, 2003 the outstanding principal balance was $712,249.

Axcess entered into a 6.75% convertible note with VennWorks, dated February 14, 2002. The principal outstanding under this note may be converted into securities of Axcess at the option of VennWorks on terms yet to specified. The borrowings are unsecured and are due and payable on demand by VennWorks. As of November 30, 2003 the outstanding principal balance was $326,978.

In December 2003, VennWorks agreed to convert the entire amount of their outstanding demand notes ($1,130,233) plus all accrued unpaid dividends ($171,240) into 1,831,332 common shares and an equal number of warrants priced at $2.75 that will expire in two years.  As a result of the above-described transaction, Axcess recorded a loss on debt settlement charge of $6,041,691 for the excess of the value of the shares and warrants issued over the book value of the notes.

Amphion Ventures, L.P.

On September 30, 1999, Axcess entered into a 10.0% convertible note due September 30, 2002 (“10.0% Demand Note”) with Amphion Ventures LP (“Amphion Ventures”). The principal outstanding under this note may be converted into securities of Axcess at the option of Amphion Ventures. The borrowings are unsecured and were due and payable on demand by Amphion Ventures after the note went into default.  As of November 30, 2003 the outstanding principal balance was $2,477,979.

On November 14, 2001, Axcess entered into a 4.5% convertible demand note (“4.5% Demand Note”) with Amphion Ventures. The principal outstanding under this note may be converted into securities of Axcess at the option of Amphion Ventures. The borrowings are unsecured and are due and payable on demand by Amphion Ventures.  As of November 30, 2003 the outstanding principal balance was $300,000.

Axcess entered into a 6.75% convertible note with Amphion Ventures, dated February 14, 2002. The principal outstanding under this note may be converted into securities of Axcess at the option of Amphion Ventures on terms yet to specified. The borrowings are unsecured and are due and payable on demand by Amphion Ventures. As of November 30, 2003 the outstanding principal balance was $1,747,022.

Amphion Ventures issued to Axcess a Subordinated Promissory Note Due March 31, 2002 having a principal amount of $4,000,000.  As of November 30, 2003 the outstanding principal balance was $3,902,375.

Axcess reached an agreement with Amphion Ventures L.P. with regards to above described notes between the Parties.  Axcess was indebted to Amphion Ventures LP for $5,530,637 of principal and accrued interest.  Amphion Ventures LP owed Axcess  $4,711,915 of note receivable and accrued interest.    The above-described notes were set off against each other there by reducing the debt owed Amphion Ventures L.P. by Axcess to $818,722.  Amphion Ventures L.P. also agreed to convert the remaining amount of demand notes and accrued interest into 294,476 common shares and an equal number of warrants priced at $2.75, that will expire in two years.  As a result of the above-described transactions, Axcess recorded a loss on debt settlement charge of $362,050 for the excess of the value of the shares and warrants issued over the book value of the notes.

Amphion Ventures currently hold warrants to purchase an additional 681,358 shares of Axcess common stock.  The exercise price range from $2.10 to $2.75 and expire between September 30, 2004 and October 22, 2006.

Amphion Investment, LLC

Axcess entered into a 6.75% convertible note with Amphion Investments, LLC, dated January 25, 2002. The principal outstanding under this note may be converted into securities of Axcess at the option of Amphion Investments on terms yet to be specified. The borrowings are unsecured and are due and payable on demand by Amphion Investments. As of November 30, 2003, there was an outstanding balance of $350,000 on this note and accrued interest of $43,787.

Axcess reached an agreement with Amphion Investment L.L.C. with regards to the above-described note executed between them for $393,787 of principal and accrued interest.    Amphion Investment L.L.C. consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007.

Antiope Partners L.L.C.

Antiope Partners L.L.C. agreed to convert $759,900 of Preferred Series I (including accrued dividends) into 303,960 shares of common stock of Axcess. Antiope Partners L.L.C. also agreed to convert $1,816,719 of Preferred Series J (including accrued dividends) into 726,688 shares of common stock of Axcess.

PV Proceeds Holdings, Inc.

Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million of non-interest bearing note that was due December 31, 2002 and was in default.  PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007.  As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess.  The warrants have an exercise price of two dollars ($2.00) per share and shall expire on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest are paid.  Axcess has also agreed to certain provisions that would further reduce the principal amount over time.  Axcess also recorded deferred debt issuance costs of $689,932, which will be amortized over the life of the loan.

On October 10, 2003 PV Proceeds Holdings, Inc. elected to convert their Series 1999 Preferred Stock plus accrued dividends into 692,142 shares of Axcess common stock contingent upon this Registration Statement becoming effective within 90 days from the date hereof.  On December 2, 2003, our SB-2 Registration statement went effective. PV Proceeds Holdings, Inc. has agreed to certain limitations on the sale of these shares based on our current and future share trading volumes.  Allan Griebenow, President and Chief Executive Officer of Axcess is currently a board member of PV Proceeds Holdings, Inc.

PV Proceeds Holdings, Inc. currently has warrants to purchase up to 1,000,000 additional common shares of Axcess.  The exercise price of the warrants range in price from $2.00 to $2.50 and they expire between July 28, 2004 and February 15, 2008.

NVW L.L.C.

In January 2004, Axcess entered into a one year Advisory Agreement with NVW L.L.C. (“NVW”).  NVW agreed work cooperatively with us to assist in our growth as set forth.  NVW may provide Axcess: (i) Identify, evaluate, and advise on a variety of options for Axcess’ to undertake to enhance its current capital structure including business model, financial operations, operational, managerial, strategic, CRM, and strategic technology partnering,  (ii) Prepare or coordinate with Axcess and others in the development of business plans, investor presentations, and financial models, when appropriate; (iii) Advise and assist Axcess with strategies relating to asset development, asset enhancement and maximization of asset utilization, including those associated with any intellectual property assets, (iv) Advise and assist Axcess in connection with the preparation of any registration statements, periodic or other SEC reports or proxies, and  (v) Coordinate with, and advise on with the activities of outside professionals, including without limitation attorneys, accountants, market professionals.   In return Axcess has agreed to pay NVW $5,000.00 per month in advance.

NVW LLC Inc. currently has warrants to purchase up to 418,000 additional common shares of Axcess.  The exercise price of the warrants range in price from $1.00 to $2.75 and they expire between May 15, 2005 and November 12, 2005.

Other Matters

On July 30, 2002, the wife of Richard C.E. Morgan invested $100,000 in Axcess, pursuant to the terms of a bridge financing agreement. Mrs. Morgan acquired a convertible promissory note in the principal amount of $100,000 and 25,000 unregistered shares of Axcess’ common stock. Axcess registered the common shares in December 2003, and Mrs. Morgan agreed not to sell more than one-third of the shares in any calendar month. Axcess and Mrs. Morgan made certain representations and warranties in the bridge financing agreement. The convertible promissory note bears interest at a rate of seven percent compounded annually. At each of July 30, 2003; July 30, 2004; and July 30, 2005, Mrs. Morgan may elect to convert one-third of the principal amount of the note (plus accrued interest thereon) into shares of the Axcess’ common stock, provided that we have not, on or prior to each such conversion date, retired one-third of the principal amount of the Note. The conversion price initially is 65% of the average closing price of a share of our common stock for the twenty trading days preceding the given anniversary date, provided that the maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share, and the conversion price is subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in Axcess’ shares of common stock. Subject to Mrs. Morgan’s right to convert the note in accordance with its terms, the note may be prepaid without penalty. Mrs. Morgan has not elected to convert any of the principal or accrued interest.

In January 2003, the wife of Richard C.E. Morgan invested an additional $20,000 in Axcess, pursuant to the terms of a bridge financing agreement. Mrs. Morgan acquired a convertible promissory note in the principal amount of $20,000 and 40,000 unregistered shares of Axcess’ common stock. Axcess registered the common shares in December 2003, and Mrs. Morgan agreed not to sell more than one-third of the shares in any calendar month. Axcess and Mrs. Morgan made certain representations and warranties in the bridge financing agreement. The convertible promissory note bears interest at a rate of seven percent compounded annually. At each of January 31, 2004; January 31, 2005; and January 31, 2006, Mrs. Morgan may elect to convert one-third of the principal amount of the note (plus accrued interest thereon) into shares of the Axcess’ common stock, provided that we have not, on or prior to each such conversion date, retired one-third of the principal amount of the Note. The conversion price initially is 65% of the average closing price of a share of our common stock for the twenty trading days preceding the given anniversary date, provided that the maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share, and the conversion price is subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in Axcess’ shares of common stock. Subject to Mrs. Morgan’s right to convert the note in accordance with its terms, the note may be prepaid without penalty. Mrs. Morgan has not elected to convert any of the principal or accrued interest.

Richard C.E. Morgan, the Chairman of Axcess’ Board of Directors, is the owner of 51.58% of Antiope Partners, L.L.C., 41.65% of Amphion Partners, L.L.C., 49.50% of Amphion Investments, L.L.C., 0.28% of Amphion Ventures L.P., 43.50% of Amphion Capital Management L.L.C., 20.53% of NVW L.L.C. and, 8.54% of VennWorks, L.L.C. Mr. Morgan disclaims beneficial ownership of all of Axcess shares held by these entities.

Robert J. Bertoldi, a director of Axcess, is the owner of 12.60% of NVW L.L.C., 23.58% of Amphion Partners, L.L.C., 33.00% of Amphion Investments, L.L.C. 29.00% of Amphion Capital Management L.L.C. 0.05% of Amphion Ventures L.P., and 3.87% of VennWorks, L.L.C. Mr. Bertoldi disclaims beneficial ownership of all of Axcess shares held by these entities.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement of Form s-1 (Registration No. 2-80946)

3.2	By-laws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 2-80946)

3.3

First Amendment to Certificate of Incorporation of the Company dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1987.

3.4

Second Amendment to Certificate of Incorporation of the Company dated May 27, 1987. Incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1987.

3.5

Third Amendment to Certificate of Incorporation of the Company dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-10665).

3.6

Fourth Amendment to Certificate of Incorporation of the Company dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-10665).

3.7

Fifth Amendment to Certificate of Incorporation of the Company dated June 25, 1997. Incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Registration No. 333-10665).

3.8	Sixth Amendment to Certificate of Incorporation of the Company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 13, 1998.

3.9

Seventh Amendment to Certificate of Incorporation of the Company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 13, 1998.

3.10	Eighth Amendment to Certificate of Incorporation of the Company dated April 9, 1998. Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 13, 1998.

3.11

Ninth Amendment to Certificate of Incorporation of the Company dated June 9, 1999. Incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

3.12

Certificate of Amendment of Certificate of Incorporation of the Company dated June 6, 2000. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

4.1

Certificate of Designation of the Company’s Series A, B and C Preferred Stock, dated December 27, 1995. Incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (Registration No. 333-10665).

4.2

Certificate of Designation of the Company’s Series I Preferred Stock. Incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

4.3

Certificate of Designation of the Company’s Series J Preferred Stock. Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

4.4

Certificate of Designation of the Company’s Series 1999 Preferred Stock. Incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

4.5

Certificate of Designation of the Company’s Series 1999 Non-Voting Preferred Stock. Incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

4.6

Certificate of Designation of the Company’s Series 2000 Non-Voting Preferred Stock. Incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.1	1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics’ Annual Report on Form 10-KSB for the year ended December 31, 1991. +

10.2

Note Purchase Agreement dated June 25, 1997, by and among the Company, J. P. Morgan Investment Corporation and Wolfensohn Associates L.P. Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

10.3

Amendment to Notes and Note Purchase Agreement dated December 31, 1998, by and among the Company, Antiope Partners L.L.C. and J. P. Morgan Investment Corporation. Incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.4

Preferred Stock Purchase Agreement dated October 21, 1998 by and between the Company and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.5

Form of Warrant to purchase shares of the Company’s common stock issued to Antiope Partners L.L.C. and Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.6

Asset Purchase Agreement dated July 15, 1999, by and between the Company and Prism Video, Inc. Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 28, 1999.

10.7

Convertible Note Payable dated September 30, 1999, executed by the Company payable to Amphion Ventures L.P. in the stated principal amount of up to $6,000,000. Incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report Form 10-QSB for the period ended September 30, 1999.

10.8

Non-Voting Common Stock Purchase Warrant dated September 30, 1999, to purchase 180,362 shares of the Company’s non-voting common stock, issued to Amphion Ventures L.P. Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.9

Employment Agreement dated July 16, 1999, by and between the Company and Allan Griebenow. Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999. +

10.10	AXCESS Inc. Stock Option Plan. Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80857). +

10.11	AXCESS Inc. Director Compensation Plan. Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80843). +

10.12	AXCESS Inc. Non-Employee Directors’ Stock Option Plan. Incorporated herein by reference to Exhibit 4. (a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-98160). +

10.13

Amendment No. 1 to the AXCESS Inc. 1991 Incentive Stock Option Plan dated April 26, 2000. Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2000. +

10.14

Demand Note dated as of September 14, 2000, executed by the Company payable to incuVest LLC in the principal amount of $400,000. Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

10.15

Senior Promissory Note dated December 14, 2000, executed by the Company payable to J.P. Morgan Investment Corporation, in the principal amount of $400,000. Incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.16

Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000. Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.17	Amended Schedule of Advances to the Demand Note dated as of January 12, 2001, executed by the Company payable to incuVest LLC in the principal amount of $264,000.

10.18

Subordinated Promissory Note dated April 30, 1999 executed by Amphion Ventures L.P. payable to the Company, in the principal amount of $4,000,000. Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.19

Purchase Note dated July 28, 1999 executed by the Company payable to Prism Video, Inc. and BIL Far East Holdings Limited, in the principal amount of $4,000,000. Incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

10.20	Demand Note dated as of November 14, 2001, executed by the Company payable to Amphion Ventures, L.P. in the principal amount of $200,000.

10.21	Amended Schedule of Advances to the Demand Note dated as of November 14, 2001, executed by the Company payable to Amphion Ventures, L.P. in the principal amount of $200,000.

10.22	AXCESS Inc. 2001 Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001. +

10.23

Demand note dated as of January 25, 2002, executed by the Company payable to Amphion Investments, LLC in the principal amount of $200,000 (plus additional amounts shown on the schedule of advances to the note).  Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.24

Demand note dated as of February 14, 2002, executed by the Company payable to VennWorks, LLC in the principal amount of $150,000 (plus additional amounts shown on the schedule of advances to the note).  Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.25

Demand note dated as of February 28, 2002, executed by the Company payable to Amphion Ventures, LP in the principal amount of $150,000 (plus additional amounts shown on the schedule of advances to the note).  Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

10.26

Form of Bridge Financing Agreement, dated as of July 30, 2002, between the Company and certain investors.  Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.27

Senior Promissory Note, dated April 12, 2002, executed by the Company payable to J.P. Morgan Investment Corporation in the principal amount of $400,000.  Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.28

Agreement to amend purchase note and payment terms as of December 12, 2003, executed by AXCESS and PV Proceeds holdings, Inc. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 16, 2003.

10.29	Amended and restated purchase note dated as of December 12, 2003, executed by AXCESS and PV Proceeds holdings, Inc. Incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 16, 2003.

10.30	Agreement to amend demand note dated as of December 12, 2003, executed by AXCESS and Amphion Investment LLC. Incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on December 16, 2003.

10.31

Amended demand note dated as of November 30, 2003, executed by AXCESS payable to Amphion Investment LLC in the principal amount of $393,787. Incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on December 16, 2003.

10.32	Letter dated November 30, 2003, from Antiope Partners LLC regarding conversion Series I Preferred Stock and accrued dividends. *

10.33	Letter dated November 30, 2003, from Antiope Partners LLC regarding conversion Series J Preferred Stock and accrued dividends. *

10.34	Agreement to offset and convert between Amphion Ventures L.P. and Axcess. *

10.35	Agreement to convert between VennWorks LLC and Axcess. *

10.36	Agreement to convert between JP Morgan SBIC and Axcess. *

10.37	Letter dated December 18, 2003, from Jackson Hole regarding conversion Series J Preferred Stock and accrued dividends. *

10.38	Letter dated December 18, 2003, from Jackson Hole regarding conversion Series C Preferred Stock and accrued dividends. *
10.39	Advisory agreement between NVW LLC and Axcess. *

14.1	Code of Ethics for Senior Financial Officers dated and approved by the Board of Director on March 26, 2004. *

21.1	Subsidiaries of the Company. *

23.1	Consent of Hein & Associates LLP. *

31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Audit Committee charter. *

(b) Reports on Form 8-K:

Date	Description
December 16, 2003	On December 16, 2003, AXCESS International Inc. filed an 8-K outlining the completion of the balance sheet restructuring.
February 14, 2004	Amended 8-K disclosing the Pro forma financial statements of the balance sheet restructuring.

*                                 Filed herewith

+                                 Denotes management contract or compensatory plan.

(b) Reports on Form 8-K. None.

Item 14. CONTROLS AND PROCEDURES

Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)                                 Changes in Internal Controls.  During the period covered by this report, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2004.

AXCESS INTERNATIONAL INC.

By:	/s/ Richard C.E. Morgan
Richard C.E. Morgan, Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March 2004.

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
Robert F. Hussey

REPORT OF HEIN & ASSOCIATES LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Axcess International, Inc.

We have audited the accompanying consolidated balance sheets of Axcess Interntaional, Inc. (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axcess International, Inc., at December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations and resulting continued dependence upon access to additional external financing raise substantial doubt about its ability to continue as a going concern.  If the Company is unable to generate profitable operations or raise additional capital it may be forced to seek protection under federal bankruptcy laws.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN & ASSOCIATES LLP

March 3, 2004
Dallas, Texas

AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$2,163,977	$33,249
Restricted cash	—	140,000
Accounts receivable - trade, net of allowance for doubtful accounts of $65,367 and $67,908, respectively.	85,248	85,379
Inventory, net	131,515	231,619
Prepaid expenses and other	148,490	93,944

Total current assets	2,529,230	584,191

Property, plant and equipment, net	61,756	213,794
Intellectual property, net	149,704	447,245
Deferred debt issuance costs	675,852	—
Other assets	595	29,384

Total assets	$3,417,137	$1,274,614

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$813,976	$1,404,060
Accrued liabilities	802,355	1,501,727
Restricted cash for future funding	—	140,000
Notes payable:
Stockholders, including $2,477,979 in default in 2002	—	10,405,227
Other	—	65,844
Dividends payable	125,999	455,285
Total current liabilities	1,742,330	13,972,143

Notes payable to stockholders	4,058,956	—
Convertible notes payable (includes $100,000 and $120,000 with related party in 2003 and 2002, respectively)	1,288,333	1,000,000
Discount on convertible debt	(680,457)	(956,148)

Total liabilities	6,409,162	14,015,995

Commitments and contingencies (Notes 2, 8 and 13)

Stockholders’ deficit:
Convertible preferred stock, 7,000,000 shares authorized
With liquidation preference; 54 and 11,976 shares issued and outstanding in 2003 and 2002, respectively; $536,623 aggregated liquidation in 2003 and $4,872,847 in 2002	536,623	4,872,847
Without liquidation preference; $0.01 par value, 1,790,000 shares issued and outstanding in 2003	17,900	—
Common stock, $.01 par value, 50,000,000 shares authorized in 2002 and 2001; 19,446,028 shares issued and outstanding in 2003 and 16,566,148 shares issued and outstanding in 2002	194,461	165,662
Shares of common stock to be issued, 4,529,345 shares	45,293	—
Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; no shares issued and outstanding in 2003 or 2002	—	—
Additional paid-in capital	146,246,094	123,768,261
Note receivable and accrued interest due from stockholder, in default in 2002	—	(4,711,915)
Accumulated deficit	(150,032,396)	(136,836,236)

Total stockholders’ deficit	(2,992,025)	(12,741,381)

Total liabilities and stockholders’ deficit	$3,417,137	$1,274,614

See accompanying notes.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 and 2002

	2003	2002

Sales	$915,825	$1,596,221
Cost of sales	562,060	1,078,518
Inventory impairment	148,866	134,483

Gross profit	204,899	383,220
Expenses:
Research and development	632,974	1,632,385
General and administrative	1,287,944	1,568,969
Selling and marketing	280,190	1,072,425
Depreciation, amortization and impairment	440,573	566,264

Operating expenses	2,641,681	4,840,043

Loss from operations	(2,436,681)	(4,456,823)

Other income (expense):
Interest expense	(1,149,059)	(1,152,898)
Gain on vendor settlements	355,848	34,433
Other	(13,139)	(25,846)
Loss on debt settlements, net	(6,328,527)	—

Other expense, net	(7,134,877)	(1,144,311)

Net loss	(9,571,658)	(5,601,134)

Preferred stock dividend requirements	(1,841,670)	(430,003)

Net loss applicable to common stock	$(11,413,328)	$(6,031,137)

Basic and diluted net loss per share	$(0.62)	$(0.37)

Weighted average shares of common stock outstanding	18,337,645	16,132,374

See accompanying notes.

AXCESS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2003 and 2002

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		NON-VOTING CONVERTIBLE COMMON STOCK		ADDITIONAL PAID-IN CAPITAL
	NUMBER OF SHARES	PAR VALUE	NUMBER OF SHARES	PAR VALUE	NUMBER OF SHARES	PAR VALUE

Balance at December 31, 2001	12,028	$5,392,847	15,848,179	$158,482	112,492	$1,125	$121,447,062
Conversion of Preferred Series I	(52)	(520,000)	207,477	2,075	—	—	517,925
Conversion of Non-Voting Convertible Common Stock	—	—	112,492	1,125	(112,492)	(1,125)	—
Common Stock issued pursuant to asset Purchase of IVEX	—	—	148,000	1,480	—	—	590,520
Shares issued in conjunction with convertible debt offering	—	—	250,000	2,500	—	—	—
Debt discount in conjunction with convertible debt offering	—	—	—	—	—	—	952,500
Capital contribution of employees Salaries for the fourth quarter of 2002	—	—	—	—	—	—	251,054
Warrants issued for extension of debt	—	—	—	—	—	—	9,200
Preferred stock dividends	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—

Balance at December 31, 2002	11,976	$4,872,847	16,566,148	$165,662	—	$—	$123,768,261

Shares issued in conjunction with convertible debt offering	—	—	272,500	2,725	—	—	81,697
Shares issued in conjunction with 2003 Preferred equity offering	2,050,001	20,500	315,000	3,150	—	—	1,436,975
Preferred stock discount in conjunction with 2003 Preferred stock offering	—	—	—	—	—	—	1,460,230
Conversion of Preferred Series 2003	(2,050,001)	(20,500)	2,050,001	20,500	—	—	—
Shares issued for services rendered	—	—	200,000	2,000	—	—	78,000
Issuance of common stock upon exercise of stock options	—	—	30,750	308	—	—	51,968
Conversion of Convertible note	—	—	11,629	116	—	—	20,050
Shares issued in conjunction with 2003B Preferred equity offering	1,790,000	17,900	—	—	—	—	4,662,236
Preferred stock discount in conjunction with 2003 Preferred stock offering	—	—	—	—	—	—	—
Conversion and offset of Amphion Venture notes receivable and payable	—	—	—	—	—	—	1,177,827
Conversion of VennWorks demand notes	—	—	—	—	—	—	7,324,850
JP Morgan conversion of promissory note	—	—	—	—	—	—	492,304
Conversion of PV Proceeds Holdings, Inc. Series 1999 preferred to common stock	(152)	(1,515,492)	—	—	—	—	1,723,432
Conversion of Antiope Partners Series I preferred to common stock	(65)	(645,369)	—	—	—	—	756,861
Conversion of Antiope Partners Series J preferred to common stock	(157)	(1,566,675)	—	—	—	—	1,809,452
Conversion of Jackson Hole Series C preferred to common stock	(11,522)	(347,869)	—	—	—	—	432,906
Conversion of Jackson Hole Series J preferred to common stock	(15)	(146,629)	—	—	—	—	169,838
Conversion of JP Morgan Series I preferred to common stock	(9)	(90,171)	—	—	—	—	106,369
Conversion of JP Morgan Series J preferred to common stock	(2)	(24,019)	—	—	—	—	27,906
Warrants issued in conjunction with PV Proceeds note extension	—	—	—	—	—	—	664,932
Preferred stock dividends	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—

Balance at December 31, 2003	1,790,054	$554,523	19,446,028	$194,461	—	$—	$146,246,094

	COMMON STOCK ISSUABLE	DUE FROM STOCKHOLDERS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

Balance at December 31, 2001	$592,000	$(4,711,915)	$(130,805,099)	$(7,925,498)

Conversion of Preferred Series I	—	—	—	—
Conversion of Non-Voting Convertible Common Stock	—	—	—	—
Common Stock issued pursuant to asset Purchase of IVEX	(592,000)	—	—	—
Shares issued in conjunction with convertible debt offering	—	—	—	2,500
Debt discount in conjunction with convertible debt offering	—	—	—	952,500
Capital contribution of employees salaries for the fourth quarter of 2002	—	—	—	251,054
Warrants issued for extension of debt	9,200
Preferred stock dividends	—	—	(430,003)	(430,003)
Net loss	—	—	(5,601,134)	(5,601,134)

Balance at December 31, 2002	$—	$(4,711,915)	$(136,836,236)	$(12,741,381)

Shares issued in conjunction with convertible debt offering	—	—	—	84,422
Shares issued in conjunction with 2003 Preferred equity offering	—	—	—	1,460,625
Preferred stock discount in conjunction with 2003 Preferred stock offering	—	—	—	1,460,230
Conversion of Preferred Series 2003	—	—	—	—
Shares issued for services rendered	—	—	—	80,000
Issuance of common stock upon exercise of stock options	—	—	—	52,275
Conversion of Convertible note	—	—	—	20,167
Shares issued in conjunction with 2003B Preferred equity offering	1,570	—	—	4,681,706
Preferred stock discount in conjunction with 2003B Preferred stock offering	—	—	(1,782,831)	(1,782,831)
Conversion and offset of Amphion Venture note receivable and payable	2,945	4,711,915	—	5,892,687
Conversion of VennWorks demand notes	18,313	—	—	7,343,163
JP Morgan conversion of promissory note	2,279	—	—	494,583
Conversion of PV Proceeds Holdings, Inc. Series 1999 preferred to common stock	6,921	—	—	214,862
Conversion of Antiope Partners Series I preferred to common stock	3,040	—	—	114,531
Conversion of Antiope Partners Series J preferred to common stock	7,267	—	—	250,044
Conversion of Jackson Hole Series C preferred to common stock	1,739	—	—	86,775
Conversion of Jackson Hole Series J preferred to common stock	682	—	—	23,891
Conversion of JP Morgan Series I preferred to common stock	426	—	—	16,624
Conversion of JP Morgan Series J preferred to common stock	112	—	—	3,999
Warrants issued in conjunction with PV Proceeds note extension	—	—	—	664,932
Preferred stock dividends	—	—	(1,841,670)	(1,841,670)
Net Loss	—	—	(9,571,658)	(9,571,658)

Balance at December 31, 2003	$45,293	$—	$(150,032,396)	$(2,992,025)

See accompanying notes

AXCESS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net loss	$(9,571,658)	$(5,601,134)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	440,573	566,264
Gain on vendor settlements	(355,848)	—
Loss on debt settlements, net	6,328,527	—
Amortization of financing discount and issuance costs	379,946	608,809
Capital contributions of employees’ salaries	—	251,054
Shares issued for services rendered	80,000	—
Loss on sale of assets	13,139	26,202
Inventory impairment	148,866	134,483
Changes in operating assets and liabilities:
Accounts receivable	131	72,900
Inventory	(49,302)	332,956
Prepaid expenses and other	(60,679)	44,035
Other assets	28,789	(150)
Accounts payable and accrued liabilities	451,659	331,423
Net cash used by operating activities	(2,165,857)	(3,233,158)

Cash flow from investing activities:
Proceeds from asset sales	—	11,016
Capital expenditures	(4,133)	(2,348)
Increase in restricted cash	—	(140,000)
Net cash used by investing activities	(4,133)	(131,332)

Cash flow from financing activities:
Borrowings under financing agreements	611,603	3,518,810
Principal payments on financing agreements	(697,662)	(121,071)
Note payable extension fee	(25,000)	—
Net proceeds from issuance of common stock from employee options	52,277	—
Net proceeds from issuance of common and preferred stock	4,359,500	—
Net cash provided by financing activities	4,300,718	3,397,739

Net increase in cash and cash equivalents	2,130,728	33,249
Cash and cash equivalents, beginning of year	33,249	—
Cash and cash equivalents, end of year	$2,163,977	$33,249

Supplemental information:
Cash paid during the year for interest	$4,780	$3,328

Supplemental disclosure of non-cash investing and financing activities:
Value of equity instruments and beneficial conversion feature recorded as preferred stock dividends	$3,243,060	—
Conversions of notes payable into common stock	6,071,901	—
Conversions of accrued interest into common stock	1,350,173	—
Record discounts on notes payable	84,598	—
Record debt issuance costs	664,932	—
Conversions of preferred stock into common stock	4,356,724	—
Conversions of accrued interest into notes payable	43,787	—
Conversions of accrued dividends into common stock	710,727	—
Preferred stock dividends accrued	381,440	—

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

The Company’s business plan for 2004 is predicated principally upon the successful marketing of its RFID and digital video products. During 2003, operating activities utilized approximately $2.2 million of cash. During 2003 the Company raised a net of $4.4 million of additional working capital through two exempt Preferred Stock offering. The first, closed during the second quarter, raised approximately $1.5 million and is designated as 2003 Preferred.  Each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend, approximately 15,000 shares of common stock and 100,000 warrants to purchase the Company’s common stock exercisable for two years at $1.00 per share.  The offering also included an automatic conversion into common stock on a one for one basis if the closing twenty-day average stock price is over $2.00 per share.  On June 5, 2003 our twenty-day trailing closing price was over $2.00 per share and the 2003 Preferred shares converted into common shares.

The second, closed during the fourth quarter, raised a net of approximately $2.9 million and is designated as 2003B Preferred.  Each $70,000 unit consists of 40,000 shares of Preferred Stock bearing a 7% dividend, 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into common stock on a one for one basis if the closing twenty-day average stock price is over $3.75 per share. In connection with the 2003B Preferred Stock offering including commissions, Axcess issued 1,790,000 shares of the 2003B Preferred Stock and 1,935,000 warrants.  In addition Axcess will issue 157,000 shares of common stock. However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2004.

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

(b)                                  Company Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassied to conform with the 2003 presentation.

The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners L.L.C., VennWorks LLC (formerly incuVest LLC), Amphion Capital Management L.L.C., and NVW, LLC (collectively, the “Amphion Group”). Following the conversion of the 2003 preferred stock held by the Amphion Group into common stock in 2003, the Amphion Group owns approximately 71% of the outstanding voting stock of the Company.

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

(e)                                  Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at December 31, 2003 and December 31, 2002:

	December 31, 2003	December 31, 2002
Raw materials	$36,682	$162,806
Work-in-process	10,513	3,370
Finished goods	84,320	65,443
	$131,515	$231,619

The Company recorded a charge of $148,866 and $134,483 for inventory impairment during the years ended December 31, 2003 and 2002, respectively.  The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products. The impairment was as a result of the change in strategy to contract manufacturing.

The components of cost of sales are summarized as follows:

	December 31, 2003	December 31, 2002
Product Cost	$531,543	$1,051,205
Warranty Expense	30,517	27,313
Inventory Impairment	148,866	134,483
Cost of Sales	$710,926	$1,213,001

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

(h)                                 Impairment of Long-Lived Assets-and Long-Lived Assets to Be Disposed Of

Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated-by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of-the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing the Company’s purchased technologies have not grown according to our expectations and the Company has experienced operating losses since the respective dates of acquisition.  The Company believes that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position. During the years ended December 31, 2003 and 2002 the Company recorded no impairment charges.

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

(l)                                    Depreciation and Amortization

Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the respective assets. Internally developed software and purchased technologies (Note 5) are amortized over the estimated useful lives of the respective technology.

(m)                              Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principles Board (“ABP”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, issued in December 2002.

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

	Twelve Months Ended December 31,
	2003	2002
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(11,413,328)	$(6,031,137)
Less: fair value of employee stock compensation	(617,303)	(318,689)
Pro forma net loss attributed to common stock	(12,030,631)	(6,349,826)

Loss per common share

Basic and diluted net loss per share – as reported	$(0.62)	$(0.37)
Basic and diluted net loss per share – pro forma	$(0.66)	$(0.39)

Weighted average Black-Scholes fair value assumptions

Risk free interest rate	4.25%	5.00%
Expected life	3 years	5 years
Expected volatility	142%	88 - 92%
Expected dividend yield	0.0%	0.0%

(n)                                 Income Taxes

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

(o)                                  Net Loss Per Common Share

Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the conversion of convertible preferred stock and the convertible debt and exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be antidilutive. Conversion of convertible preferred stock, convertible debt and the exercise of options and warrants would result in 36,205,589 and 23,339,121 common shares outstanding at December 31, 2003 and 2002, respectively.

(p)                                  Segment Reporting

The Company operates in one-industry segment selling two primary product lines, digital video and RFID. Sales, cost of sales and gross profits for each product line are as follows:

	Digital Video		RFID
Twelve Months Ended December 31:	2003	2002	2003	2002
Sales	$328,725	$954,411	$587,100	$641,810
Cost of Sales	187,333	655,459	374,727	423,059
Inventory Impairment	113,120	59,190	35,746	75,293
Gross Profit	$28,272	$239,762	$176,627	$143,458

(q)                                  Significant Customers

During the twelve months ended 2003, the Company had three customers that accounted for 28% of the Company’s overall revenue, three customers that accounted for 65% of the digital video product sales and two customers accounted for 26% of the RFID product sales. During the twelve months ended December 31, 2002 the Company had four customers that accounted for 49% of the overall revenue, two customers accounted for 56% of the digital video product sales and four customers accounted for 44% of the RFID product sales.

(r)                                  Recent Accounting Pronouncements

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections (“FAS 145”).  Through the rescission of FAS Statements 4 and 64, FAS 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect.  FAS 145 made several other technical corrections to existing pronouncements that may change accounting practice.  Adoption of FAS 145 did not impact the Company’s results of operations or financial position at December 31, 2003, except that vendor concessions on accounts payable in 2003 were recorded as Other Income, whereas prior to the issuance of FAS 145, such items, when material, were recorded as extraordinary income.

Effective January 1, 2003, the Company adopted Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Adoption of FAS 146 had no impact on the Company’s results of operations or financial position and December 31, 2003.

Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”).  FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee.  Adoption of FIN No. 45 did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

In April 2003, the FASB issued Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS No. 149”).  FAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  FAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS No. 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement’s operational components did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”), which was revised and superceded by FASB Interpretation No. 46R in December 2003 (FIN 46R).   FIN 46R requires the consolidation of certain variable interest entities, as defined.  FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46R will have no impact on its results of operations, financial position or cash flows.

(2)                                 Operations, Liquidity and Going Concern

Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet our working capital requirements. At December 31, 2003, we had working capital of $786,900.

Our operations continued to generate losses in 2003. Our cash increased $2,130,728 during 2003 with operating activities using $2,165,857 of cash. We funded operations primarily through borrowings and equity offerings with financing activities providing net cash of $4,300,718. No assurance can be given that such activities will continue to be available to provide funding to us.  Our business plan for 2004 is predicated principally upon the successful marketing of our RFID and digital video products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2004.

Our working capital requirements will depend upon many factors, including the extent and timing of our product sales, our operating results, the status of competitive products, and actual expenditures and revenues compared to our business plan. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which makes it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. We intend to address our liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2003. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

Our business plan for 2004 is predicated principally upon the successful marketing of our RFID products and the digital video products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements through 2004.

If our losses continue, we will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.

(3)                                 Prepaid Expenses and Other Current Assets

Prepaid expenses and other consists of the following:

	December 31, 2003	December 31, 2002
Prepaid insurance	$115,673	$87,811
Prepaid trade shows	30,949	—
Prepaid interest	—	6,133
Prepaid other	1,868	—
	$148,490	$93,944

(4)                                 Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2003	December 31, 2002	Amortization/ Depreciation Period
Leasehold improvements	$66,435	$80,775	Lease term
Machinery and equipment	1,744,467	1,742,463	5 years
Furniture and fixtures	128,675	147,800	5 to 10 years
	1,939,577	1,971,038
Accumulated depreciation and amortization	(1,877,821)	(1,757,244)
Property, plant and equipment, net	$61,756	$213,794

Depreciation totaled $143,032 and $268,723 during 2003 and 2002, respectively.

(5)                                 Intellectual property

Intellectual property consists of the following:

	December 31, 2003	December 31, 2002	Useful Lives	Weighted Average Remaining Useful Lives at December 31, 2003
Purchased RFID technology	$1,714,449	$1,714,449	5 years	—
Purchased video technology	5,087,483	5,087,483	5 years	0.5 years
Internally developed software	350,337	350,337	5 years	—
	7,152,269	7,152,269
Accumulated amortization and impairment	(7,002,565)	(6,705,024)
Intellectual property, net	$149,704	$447,245

The following table sets forth the estimated amortization expense on the intellectual property for the fiscal years ended December 31:

2004	$149,570
2005	134
Total	$149,704

The video technology was acquired in 1999 and consists of proprietary digital video compression technology used in video and CCTV products as well as the related U.S. and international patent rights.

The RFID technology was acquired in 1998 and includes a patent, trade secret rights software, hardware, product designs and all other technical information necessary for the Company to manufacture and market radio frequency identification products in the areas of access control and asset management. Up to an aggregate of an additional $6,000,000 is payable by the Company to the sellers of the RFID technology only if certain net operating profit targets are realized during each of the five years following the acquisition date. Such payments would be treated as additional cost of the RFID technology, if and when paid, and amortized over the remaining economic life of the technology. At December 31, 2003 and December 31, 2002, no additional consideration was due to the sellers.

Internally developed software costs were capitalized once the technological feasibility was achieved. These costs are reviewed for recoverability based on the expected future cash flows to be generated.

Amortization expense of intellectual property totaled $297,541 and $297,542 during 2003 and 2002, respectively.

(6)                                 Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2003	December 31, 2002
Accrued vacation	$147,404	$147,044
Accrued interest payable	314,751	963,827
Accrued professional fees, litigation settlements and other	340,200	390,856
	$802,355	$1,501,727

(7)                                 Note Receivable and Accrued Interest due from Stockholder

The note receivable and related accrued interest was due from Amphion Ventures L.P. (“Amphion Ventures”), interest was due at 8% per annum, payable quarterly. The Company had assigned all payments of principal under this note receivable to Prism Video, Inc. (“Prism”) until the balance of the note receivable is paid in full or until the balance due under the note payable to Prism (Note 9) is paid in full, whichever occured first. Amphion Ventures did not make its required payments under this note during 2001 or 2002. Accordingly, the note receivable and accrued interest were reclassified in the accompanying balance sheets at December 31, 2002 as a reduction of stockholders’ equity due to the Amphion Group’s controlling voting interest in the Company (Note 1) and the uncertainty as to the timing of repayment. The note was due March 31, 2002 and was not paid. The Company stopped accruing interest income in 2002.

Axcess reached an agreement with Amphion Ventures L.P. with regards to above described notes between the Parties.  Axcess was indebted to Amphion Ventures LP for $5,530,637 of principal and accrued interest.  Amphion Ventures LP owed Axcess  $4,711,915 of note receivable and accrued interest.    The above-described notes were set off against each other there by reducing the debt owed Amphion Ventures L.P. by Axcess to $818,722.  Amphion Ventures L.P. also agreed to convert the remaining amount of demand notes and accrued interest into 294,476 common shares and an equal number of warrants priced at $2.75, that will expire in two years.  As a result of the above-described transactions, Axcess recorded a loss on debt settlement charge of $362,050 for the excess of the value of the shares and warrants issued over the book value of the notes.

(8)                                 Lease Obligations

The Company leases its office space and certain equipment under operating leases. Annual rental expense recorded for operating leases was $106,813 and $259,676 for the years ended December 31, 2003 and 2002, respectively. The Company’s Carrollton, Texas facility is on a month-to-month lease and the California lease runs through September 2004.  At December 31, 2003, future minimum lease payments on operating leases were 15,255, all due in 2004.

(9)                                 Notes Payable to Stockholders

Notes payable consist of the following:

	December 31, 2003	December 31, 2002
Due to stockholders:
5.00% PV Proceeds Holdings, Inc., due December 31, 2007	$3,665,169	$4,000,000
7.00% convertible debt	1,288,333	1,000,000
Discount relating to 7.00% convertible debt	(680,457)	(956,148)
5.00% Amphion Investment LLC note, due December 31, 2007	393,787	—
Amphion Convertible Note	—	2,477,979
JP Morgan Note Purchase Agreement	—	400,000
9.00% demand note payable to VennWorks	—	803,255
6.75% demand note payable to Amphion Ventures	—	1,255,000
6.75% demand note payable to Amphion Investment	—	355,000
6.75% demand note payable to VennWorks	—	814,000
4.50% demand note payable to Amphion Ventures	—	300,000
Other miscellaneous	—	(7)
	4,666,832	10,449,079
Less current maturities	—	10,405,227
Non-current notes payable to stockholders	$4,666,832	$43,852

Other current notes payable	$—	$65,844

The following table sets forth the maturities for notes payable for the fiscal years ended December 31:

2004	$—
2005	983,333
2006	305,000
2007	4,058,956
2008	—
$5,347,289

Amphion Ventures L.P.

On September 30, 1999, the Company signed a 10% convertible note maturing September 30, 2002 (“Amphion Convertible Note”), under which the Company could borrow up to $6,000,000 from Amphion Ventures. Amphion Ventures may convert all or any portion of the indebtedness into Series 1999 Non-Voting Preferred Stock of the Company. In consideration for the financing arrangement, the Company issued warrants to acquire 180,362 shares in 1999 and 117,999 shares in 2000 and 2001 of the Company’s non-voting common stock at an exercise price of $2.10 per share. The fair value of the warrants are recorded as prepaid interest when issued and amortized over 12 months. No additional borrowings were available to the Company under the Amphion Convertible Note at December 31, 2002. The balance of the indebtedness under the 10% convertible note issued was due in full by the Company on September 30, 2002.

The Company entered into a 6.75% convertible note with Amphion Ventures L.P. (“Amphion Ventures”), dated February 28, 2002. During the twelve months ended December 31, 2002, the Company borrowed $1,255,000 under this note. The principal outstanding under this note could be converted into securities of the Company at the option of Amphion Ventures. The borrowings were unsecured and are due and payable on demand by Amphion Ventures.

On November 14, 2001, the Company entered into a 4.5% convertible demand note with Amphion Ventures. During 2001, the Company borrowed $300,000 under this note, leaving a balance of $300,000 outstanding at September 30, 2003 and December 31, 2002. The principal outstanding under this note could be converted into securities of the Company at the option of Amphion Ventures. The borrowings are unsecured and were due and payable on demand by Amphion Ventures.

On June 29, 2001, Amphion Ventures, L.P. elected to convert $580,000 of the outstanding principal balance and $140,000 of accrued interest of a 10% note payable, dated April 30, 1998, issued by the Company to Amphion Ventures, L.P. into 72 shares of the Company’s Series 2000 Non-Voting Preferred Stock, par value $.01 per share (the “Series 2000 Preferred Stock”).

Axcess reached an agreement with Amphion Ventures L.P. with regards to above described notes between the Parties.  Axcess was indebted to Amphion Ventures LP for $5,530,637 of principal and accrued interest.  Amphion Ventures LP owed Axcess  $4,711,915 of note receivable and accrued interest.    The above-described notes were set off against each other there by reducing the debt owed Amphion Ventures L.P. by Axcess to $818,722.  Amphion Ventures L.P. also agreed to convert the remaining amount of demand notes and accrued interest into 294,476 common shares and an equal number of warrants priced at $2.75, that will expire in two years.  As a result of the above-described transactions, Axcess recorded a loss on debt settlement charge of $362,050 for the excess of the value of the shares and warrants issued over the book value of the notes.

PV Proceeds Holdings, Inc.

On July 28, 1999, the Company acquired substantially all of the assets of PV Proceeds Holdings, Inc. (formerly “Prism Video”), a privately held corporation, and agreed to pay $4,000,000 to PV Proceeds Holdings, Inc. on December 31, 2002. The balance of the indebtedness under the PV Proceeds Holdings, Inc. note issued was due in full by the Company on December 31, 2002 and was in default during 2003 until extended by PV Proceeds Holdings, Inc.  The note payable has a face amount of $4,000,000 and was collateralized by the Company’s note receivable from Amphion Ventures, L.P. (“Amphion Ventures”) (Note 7). Pursuant to the Asset Purchase Agreement between AXCESS and PV Proceeds Holdings, Inc., AXCESS assigned PV Proceeds Holdings, Inc. all payments of principal to be made by Amphion Ventures under the note receivable until the balance of the note receivable was paid in full or the balance due under the note payable to PV Proceeds Holdings, Inc. was paid in full, whichever occured first. In addition, the shares of common stock, which PV Proceeds Holdings, Inc. may acquire upon conversion of preferred stock or by exercise of the warrant, are subject to a three-year lockup from the date of the closing, which may be reduced to two years upon the occurrence of certain events. The warrant is exercisable on or before July 28, 2004.

Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million non-interest bearing note that was due December 31, 2002 and was in default.  PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007.  As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess.  The warrants have an exercise price of $2.00 per share and shall expire on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest are paid.  Axcess has also agreed to certain provisions that would further reduce the principal amount over time.  Axcess also recorded deferred debt issuance costs of $689,932 for the value of the warrants, which will be amortized over the life of the loan.

VennWorks LLC

On September 14, 2000, Axcess entered into a 9.5% convertible demand note (“9.5% Demand Note”) with VennWorks LLC (“VennWorks”). The principal outstanding under this note could be converted into securities of Axcess at the option of VennWorks. The borrowings were unsecured and were due and payable on demand by VennWorks.  As of November 30, 2003 the outstanding principal balance was $91,106.

On January 12, 2001, the Company entered into a 9.0% convertible demand note (“9% Demand Note”) with VennWorks. During the year ended December 31, 2001, the Company borrowed $4,392,149 under this note. The principal outstanding under this note could be converted into securities of the Company at the option of VennWorks. The borrowings were unsecured and were due and payable on demand by VennWorks. During 2001, VennWorks converted $3,680,000 of the principal balance of the 9% Demand Note and $80,000 of accrued interest on the demand notes due to VennWorks into 376 shares of Series 2000 Preferred Stock  As of November 30, 2003 the outstanding principal balance was $712,249.

Axcess entered into a 6.75% convertible note with VennWorks, dated February 14, 2002. The principal outstanding under this note could be converted into securities of Axcess at the option of VennWorks on terms yet to specified. The borrowings were unsecured and were due and payable on demand by VennWorks. As of November 30, 2003 the outstanding principal balance was $326,978.

In December 2003, VennWorks agreed to convert the entire amount of their outstanding demand notes ($1,130,233) plus all accrued unpaid interest ($171,240) into 1,831,332 common shares and an equal number of warrants priced at $2.75 that will expire in two years.  As a result of the above-described transaction, Axcess recorded a loss on debt settlement charge of $6,041,691 for the excess of the value of the shares and warrants issued over the book value of the notes.

JP Morgan SBIC LLC (formerly known as J.P. Morgan Investment Corporation)

Axcess issued to JP Morgan a Senior Promissory Note (“Note”) originally entered on June 25, 1997 and the last amendment was on April 12, 2002. The Note was due on December 31, 2003 and as of December 31, 2003 has an outstanding principal balance of $400,000 and unpaid interest thereon of $169,796.  JP Morgan agreed to convert that amount of notes and accrued interest into 227,918 common shares.  As a result of the above-described transaction, Axcess recorded a restructuring gain on debt settlement of $75,213.

Amphion Investment, LLC

Axcess entered into a 6.75% convertible note with Amphion Investments, LLC, dated January 25, 2002. The principal outstanding under this note may be converted into securities of Axcess at the option of Amphion Investments on terms yet to be specified. The borrowings are unsecured and are due and payable on demand by Amphion Investments. As of November 30, 2003, there was an outstanding balance of $350,000 on this note and accrued interest of $43,787.

Axcess reached an agreement with Amphion Investment L.L.C. with regards to the above-described note executed between them for $393,787 of principal and accrued interest.    Amphion Investment L.L.C. consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007.

7% Convertible Note

On July 30, 2002, the Company entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 10 “units” to the investors for an aggregate purchase price of $1,000,000. Each unit consists of a convertible promissory note in the amount of $100,000 and 25,000 unregistered shares of the Company’s common stock.

Pursuant to the bridge financing agreement, the Company registered the shares of common stock comprising the units in December 2003.  Each investor has agreed to not sell more than one-third of the common stock comprising the units during any calendar month. The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on July 30, 2005. On each of July 30, 2003, July 30, 2004 and July 30, 2005, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company. The conversion price of the notes is initially 65% of the average closing price of a share of the Company’s common stock for the 20 trading days preceding the given anniversary date of the notes. The maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share. The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company’s shares of common stock. The Company without premium or penalty may prepay the notes in whole or in part. In July 2003, one holder elected to convert one-third of his note plus accrued interest into 11,629 shares of Axcess common stock.

In connection with this bridge financing, the Company recorded a $1,000,000 debt discount due to the value of the equity consideration and beneficial conversion of the financing, pursuant to the guidance issued by the Emerging Issues Task Force. The debt discount will be amortized using the effective interest method over the three-year life of the agreement.

On January 17, 2003, Axcess entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 3.05 “units” to the investors for an aggregate purchase price of  $305,000.  Each unit consists of a convertible promissory note in the amount of $100,000 and 50,000 unregistered shares of our common stock.

Pursuant to the bridge financing agreement, the Company registered the shares of common stock comprising the units of the bridge financing agreement. By agreement, each investor may not sell more than one-third of the common stock comprising the units during any calendar month. The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on January 31, 2006. On each of January 31, 2004, January 31, 2005 and January 31, 2006, the investors have the option to convert one-third of the principal amount of the notes into common stock of Axcess. The conversion price of the notes is initially 65% of the average closing price of a share of our common stock for the twenty (20) trading days preceding the given anniversary date of the notes. The maximum conversion price shall be $2.00 per share and the minimum conversion price shall be $0.50 per share. The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in our shares of common stock. The notes may be prepaid in whole or in part by us without premium or penalty.

In connection with this bridge financing, the Company recorded a $84,598 debt discount due to the value of the equity consideration of the financing, pursuant to the guidance issued by the Emerging Issues Task Force. The debt discount will be amortized using the effective interest method over the three-year life of the agreement.

No holders have converted their promissory notes or accrued interest in to common stock of Axcess.

(10)                          Preferred Stock

The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in five series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series C	Series I	Series J	Series 1999	2003B Series
Number of shares authorized	1,500,000	2,500	2,500	2,500	2,750,000

Stated value	$30.20	$10,000	$10,000	$10,000	$0.01

Number of shares issued and outstanding:
December 31, 2002	11,522	125	177	152	—
December 31, 2003	—	52	2	—	1,790,000

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	$2.51 into voting common stock	$2.51 into non-voting common stock	$2.50 into voting common stock	1 to 1 into voting common stock

Liquidation preference	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends	None

Dividend rights	10% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative	8% per annum, cumulative	7% per annum, cumulative

(a)                               Series A, Series B and Series C Convertible Preferred Stock

As of December 31, 2003 and December 31, 2002, the Company had no Series A or Series B Convertible Preferred shares outstanding. The holders of the Company’s Series C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock at the option of the holder.

During 2003, Jackson Hole converted 11,522 shares of Series C Preferred Stock plus accrued dividends into an aggregate of 173,858 shares of the Company’s common stock.   As of December 31, 2003, the Company had no Series C Convertible Preferred shares outstanding.

The holders of the Company’s Series C Preferred Stock were entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock at the option of the holder. Dividends payable for Series C Preferred Stock were $0 and $53,051 at December 31, 2003 and December 31, 2002, respectively.

(b)                               Series I and J Convertible Preferred Stock

Each Share of Series I Preferred Stock and Series J Preferred Stock are convertible in whole or in part at any time at the option of the holder into a number of shares of voting or non-voting common stock of the Company, respectively, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $2.51 per share. The Series I Preferred Stock and the Series J Preferred Stock are both subject to optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the stated value, plus any accrued, but unpaid dividends thereon. The Company’s optional right of redemption is subject to each Series I. Preferred Stock or Series J Preferred Stockholder’s right to convert such Series I Preferred Stock or Series J Preferred Stock into voting or non-voting common stock, as the case may be, within ten business days after the Company’s notice of redemption.

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

The holders of Series I Preferred Stock and Series J Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock. Shares of Series I Preferred Stock and Series J Preferred Stock are convertible into shares of common stock at a conversion price of $2.51 per share. The Company has accrued $95,182 and $129,245 of dividends payable for Series I Preferred Stock at December 31, 2003 and December 31, 2002, respectively. The Company has also accrued $3,384 and $150,067 of dividends payable for Series J Preferred Stock at December 31, 2003 and December 31, 2002, respectively.

During December 2003, the Company reached an agreement with the Antiope Partners LLC that converted 65 shares of Preferred Series I (plus accrued dividends) and 157 shares of Preferred Series J (plus accrued dividends) into 1,030,648 shares of common stock of Axcess.

During December 2003, the Company reached an agreement with the Jackson Hole that converted 15 shares of the Preferred Series J (plus accrued dividends) into 68,208 shares of common stock of Axcess.

During December 2003, the Company reached an agreement with the JP Morgan SBIC LLC that converted 9 shares of Preferred Series I (plus accrued dividends) and 2 shares of Preferred Series J (plus accrued dividends) into 53,763 shares of common stock of Axcess.  As of December 31, 2003, the Company had 52 shares of Preferred Series I  and 2 shares of Preferred Series J outstanding.

(c)                                Series 1999 and 2000 Preferred Stock

In connection with the purchase of the Prism video assets during 1999, the Company issued 125 shares of Series 1999 Preferred Stock (“Series 1999 Preferred Stock”). Dividends are payable-semi-annually on each share at the annual rate of 8% in cash or in additional shares of Series 1999 Preferred Stock at the option of the Company. Shares of 1999 Preferred Stock are convertible into shares of Common Stock at a conversion price of $2.51 per share.

The shares of common stock which Prism may acquire upon conversion of the Series 1999 Preferred Stock are subject to a three-year lockup from the date of the closing, which may be reduced to two years upon the occurrence of certain events

Prior to 2003, all but 152 shares of the Company’s Series 1999 Preferred Stock were converted into common stock. As of December 31, 2003 and December 31, 2002 there were 0 shares and 152 shares outstanding, respectively. The Company has accrued $0 and $122,922 of dividends for the Series 1999 Preferred Shares at December 31, 2003 and December 31, 2002 respectively.

During December 2003, the Company reached an agreement with the holder of the preferred series 1999 that converted 152 shares of Preferred Series 1999 (plus accrued dividends) into 692,142 shares of common stock of Axcess.  As of December 31, 2003, the Company had no Series 1999 or 2000 Preferred shares outstanding.

(d)                               Series 2003 Preferred Stock

The Company completed a $1,537,500 exempt Preferred Stock Offering during May of 2003. The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend, approximately 15,000 shares of common stock and 100,000 warrants to purchase the Company’s common stock exercisable for two years at $1.00 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $2.00. On June 5, 2003 the closing twenty-day average was at $2.02 and the 2003 Preferred converted to 2,050,001 shares of Common Stock. As of December 31, 2003, the Company had no Series 2003 Preferred shares outstanding.

In connection with the issuance of the 2003 Preferred Stock, the Company recorded preferred stock dividends of $1,460,625 which are reflected in the income statement.

(e)                                Series 2003B Preferred Stock

The Company completed a $3,132,500 exempt Preferred Stock Offering during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. The Company has also accrued $27,433 of dividends payable for Series 2003B Preferred Stock at December 31, 2003. As of December 31, 2003, the Company had 1,790,000 shares of Series 2003B Preferred shares outstanding.

In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock.  As of December 31, 2003 that amount is reflected in accumulated deficit on the balance sheet.

The Series I and the Series J Preferred Stock rank senior in right of payment to the Company’s common stock.

(11)                          Employee Benefit Plans

The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participant’s contribution. Participants are vested in the Company’s matching contribution after 4 years of full time service and may join the plan January or July of each year. The Company suspended its matching contribution on February 28, 2001.

(12)                          Stock Options and Warrants

(a)                               Stock Option Plans.

Under the Company’s 2001 Equity Incentive Plan, the Company may grant up to 2,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The Company has issued stock options to various members of the Board of Directors and officers of the Company under this plan. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period.  During 2003 and 2002, the Company made grants of 0 and 200,0000 options, respectively, as an inducement for the employment of certain officers of the Company, which does not reduce the 2,000,000 options available for grant under the stock option plan.

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

Stock option transactions for the years ended December 31, 2003 and 2002 are summarized below:

	2003		2002
	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at beginning of year	2,175,999	$3.20	2,060,537	$3.81
Options granted	1,000,000	0.40	1,031,000	2.03
Options exercised	(30,750)	1.70	—	—
Options forfeited	(676,784)	2.04	(915,538)	3.26
Options outstanding at end of year	2,468,465	2.40	2,175,999	3.20

Options exercisable at end of year	1,840,670	1.94	688,272	3.09

Options available for grant at the end of the year	715,750		974,001

Fair value of options granted during the year	270,000		1.307,580

The options outstanding at December 31, 2003 have exercise prices as indicated in the table below.

Option Price	Number of Options	Weighted Average Remaining Life
$0.00 - $1.00	855,500	9.05
$1.01 - $2.00	429,250	9.15
$2.01 – $3.00	714,375	6.34
$3.01 - $4.00	201,340	6.84
$4.01 - $5.00	20,000	7.42
$5.01 - $6.25	248,000	6.23
Total	2,468,465	7.81

The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at December 31:

2003			2002
WARRANTS	EXERCISE PRICE	EXPIRATION	WARRANTS	EXERCISE PRICE	EXPIRATION
8,012,167	$0.65 - 3.00	07/04 - 02/08	1,261,358	$2.10 - 10.00	07/04 - 09/06

8,012,167			1,261,358

During the twelve months ended December 31, 2003 the Company issued an additional 6,750,090 warrants in conjunction with the 2003 preferred equity offering, 2003B preferred equity offering and the balance sheet restructuring. The warrant price range from $0.65 to $2.75 and they expire between January 1, 2005 and February 14, 2008.

(13)                          Contingencies

Pioneer Standard Electronics, Incorporated (“Pioneer”), filed a lawsuit against the Company in the county court in Dallas County, Texas on September 28, 2001.  Pioneer was a vendor to the Company and seeks damages of $81,533 for non-payment for services provided.  During the first quarter of 2003, Pioneer was granted a judgment for the entire amount.  The Company reached a settlement with Pioneer in 2003 and is making payments under the settlement agreement.

Axcess is also engaged in a number of lawsuits with approximately eleven vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $188,188. We are currently defending or seeking to settle each of the vendor’s claims.  At December 31, 2003, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

(14)                          Income Taxes

There was no provision for income taxes for the years ended December 31, 2003 and 2002 due to the net loss incurred for each year.  The Company had no material deferred tax liabilities at December 31, 2003.

The Company had the following deferred tax assets at December 31, 2003 as follows:

Net operating loss	$14,600,000
Property and equipment	1,900,000
Other	100,000
Valuation allowance	(16,600,000)
$—

The valuation allowance increased by approximately $1,400,000 and $1,900,000 during the years ended December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, the Company had a net operating loss carry forward of approximately $39,300,000 and $38,600,000, respectively for U.S. federal income tax purposes. The net operating loss will expire from 2004 through 2018.

A change in ownership, as defined for purposes of the Internal Revenue Code, occurred in 1996 and the Company believes that a subsequent ownership change occurred during 1998, each of which limit the annual utilization of the U.S. federal net operating loss carry forward under the applicable Internal Revenue Service.  Other portions of the net operating loss may also be limited due to subsequent ownership changes.