Form 10QSB
period 2004-03-31
AXCESS INTERNATIONAL INC/TX
filed 2004-05-14
CIK 710597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes ☒ No ☐

Number of shares of common stock outstanding on May 10, 2004: 23,975,373

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AXCESS INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$1,393,789	$2,163,977
Accounts receivable - trade, net of allowance for doubtful accounts	95,032	85,248
Inventory	151,076	131,515
Prepaid expenses and other	99,911	148,490

Total current assets	1,739,808	2,529,230

Property, plant and equipment, net	49,564	61,756
Intellectual property, net	75,318	149,704
Deferred debt issuance costs	633,611	675,852
Other assets	595	595

Total assets	$2,498,896	$3,417,137

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$625,798	$813,976
Other accrued liabilities	771,220	802,355
Dividends payable	82,102	125,999
Total current liabilities	1,479,120	1,742,330

Note payable to stockholder	4,058,956	4,058,956
Convertible notes payable (includes $120,000 with related party in 2004 and 2003)	1,081,667	1,288,333
Discount on convertible debt	(471,504)	(680,457)

Total liabilities	6,148,239	6,409,162

Stockholders’ deficit:
Convertible preferred stock, 7,000,000 shares authorized
With liquidation preference; 54 shares issued and outstanding in 2003	—	536,623
Without liquidation preference; $0.01 par value, 1,790,000 shares issued and outstanding in 2003 and 2004, respectively	17,900	17,900
Common stock, $0.01 par value, 50,000,000 shares authorized in 2004 and 2003; 23,975,373 shares issued and outstanding in 2004 and 19,446,028 shares issued and outstanding in 2003	239,754	194,461
Shares of common stock to be issued, 425,800 shares in 2004 and 4,529,345 shares in 2003	4,258	45,293
Non-voting convertible common stock, $0.01 par value, 2,250,000 shares authorized; no shares issued and outstanding in 2004 or 2003	—	—
Additional paid-in capital	147,164,629	146,246,094
Accumulated deficit	(151,075,884)	(150,032,396)

Total stockholders’ deficit	(3,649,343)	(2,992,025)

Total liabilities and stockholders’ deficit	$2,498,896	$3,417,137

See accompanying notes to unaudited financial statements.

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Sales	$206,678	$290,564
Cost of sales	98,886	174,712

Gross profit	107,792	115,852
Expenses:
Research and development	185,359	136,393
General and administrative	404,215	258,567
Selling and marketing	174,583	88,597
Depreciation and amortization	93,632	119,162

Operating expenses	857,789	602,719

Loss from operations	(749,997)	(486,867)

Other income (expense):
Interest expense, net	(322,723)	(219,640)
Gain in vendor settlements	88,243	2,792
Other	6,509	—

Other expense, net	(227,971)	(216,848)

Net loss	(977,968)	(703,715)

Preferred stock dividend requirements	(65,520)	(99,196)

Net loss applicable to common stock	$(1,043,488)	$(802,911)

Basic and diluted net loss per share	$(0.05)	$(0.05)

Weighted average shares of common stock outstanding	21,594,791	16,744,787

See accompanying notes to unaudited financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(977,968)	$(703,715)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	93,632	119,161
Amortization of financing discount and issuance costs	251,195	61,311
Gain on vendor settlements	(88,243)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,784)	(40,920)
Inventory	(19,561)	17,563
Prepaid expenses and other	48,579	21,744
Other assets	—	29,384
Accounts payable	(60,984)	3,336
Other liabilities	—	8,324
Net cash used by operating activities	(763,134)	(483,812)

Cash flow from investing activities:
Capital expenditures	(7,054)	—
Change in restricted cash	—	140,000
Net cash provided (used) by investing activities	(7,054)	140,000

Cash flow from financing activities:
Borrowings under financing agreements	—	354,000
Principal payments on financing agreements	—	(28,155)
Net cash provided by financing activities	—	325,845

Net decrease in cash and cash equivalents	(770,188)	(17,967)
Cash and cash equivalents, beginning of period	2,163,977	33,249
Cash and cash equivalents, end of period	$1,393,789	15,282

Supplemental information:
Cash paid during the period for interest	$—	$217

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$206,667	—
Conversions of accrued interest into common stock	70,086	—
Conversions of preferred stock into common stock	536,623	—
Conversion of accrued dividends into common stock	109,417	—
Preferred stock dividends accrued	65,520	99,196

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

The Company’s business plan for 2004 is predicated principally upon the successful marketing of its RFID and digital video products. During the first quarter of 2004, operating activities utilized approximately $0.8 million of cash. During 2003 and the second quarter of 2004 we raised a net of $4.4 million and $1.2 million, respectively, for additional working capital through three exempt Preferred Stock offering.

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

The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management, and NVW, LLC (collectively, the “Amphion Group”). Following the conversion of the 2003 preferred stock held by the Amphion Group into common stock in 2003, the Amphion Group owns approximately 69% of the outstanding voting stock of the Company.

(c) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Raw materials	$52,553	$36,682
Work-in-process	—	10,513
Finished goods	98,523	84,320
	$151,076	$131,515

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

	Three Months Ended March 31,
	2004	2003
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(1,043,488)	$(802,911)
Less: fair value of employee stock compensation	(80,424)	(119,421)
Pro forma net loss attributed to common stock	(1,123,912)	(922,332)

Loss per common share
Basic and diluted net loss per share – as reported	$(0.05)	$(0.05)
Basic and diluted net loss per share – pro forma	$(0.05)	$(0.06)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.25%	5.00%
Expected life	2 years	5 years
Expected volatility	175%	88% - 92%
Expected dividend yield	0.0%	0.0%

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

(2) Contingencies

Axcess is engaged in a number of lawsuits with approximately thirteen vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $223,885. We are currently defending or seeking to settle each of the vendor’s claims.  At March 31, 2004, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

(3) Preferred Stock

The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in five series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series I	Series J	2003B Series
Number of shares authorized	2,500	2,500	2,750,000

Stated value	$10,000	$10,000	$0.01

Number of shares issued and outstanding:
December 31, 2003	52	2	1,790,000
March 31, 2004	—	—	1,790,000

Conversion ratio (or conversion price) of preferred shares into common	$ 2.51 into voting common stock	$ 2.51 into non-voting common stock	1 to 1 into voting common stock

Liquidation preference	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends

Dividend rights	8% per annum, cumulative	8% per annum, cumulative	7% per annum, cumulative

(a)            Series I and Series J Preferred Stock

The holders of Series I Preferred Stock and Series J Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock.   Shares of Series I Preferred Stock and Series J Preferred Stock are convertible into shares of common stock at a conversion price of $2.51 per share.  During the three months ended March 31, 2004 there were $10,441 and $411 of dividends accrued for Series I Preferred Stock and Series J Preferred Stock, respectively.   Dividends payable were $0 and $95,182 for Series I Preferred Stock at March 31, 2004 and December 31, 2003, respectively. Dividends payable were $0 and $3,384 of dividends payable for Series J Preferred Stock at March 31, 2004 and December 31, 2003, respectively.

The holder of the Series I converted $516,299 of Preferred Series I and $105,623 of accrued dividends into 248,769 shares of common stock of Axcess. The holder of the Series J converted $20,324 of Preferred Series J and $3,795 of accrued dividends into 9,648 shares of common stock of Axcess.   During the first quarter of 2003 all shares of the Series of Series I and Series J preferred stock were retired or converted and there are currently no shares outstanding.

(b)            Series 2003B Preferred Stock

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

(4) Convertible Notes Payable

On July 30, 2002, the Company entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 10 “units” to the investors for an aggregate purchase price of $1,000,000. Each unit consists of a convertible promissory note in the amount of $100,000 and 25,000 shares of the Company’s common stock.  Each investor has agreed to not sell more than one-third of the common stock comprising the units during any calendar month. The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on July 30, 2005. On each of July 30, 2003, July 30, 2004 and July 30, 2005, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company. The conversion price of the notes is initially 65% of the average closing price of a share of the Company’s common stock for the 20 trading days preceding the given anniversary date of the notes. The maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share. The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company’s shares of common stock. The Company without premium or penalty may prepay the notes in whole or in part.

During the three months ended March 31, 2004, two holders elected to convert $200,000 of their notes plus $67,785 of accrued interest into 160,959 shares of Axcess common stock, which should be issued during the second quarter of 2004.  In connection with this conversion, the Company recorded $117,739 of additional debt discount amortization.

On January 17, 2003, Axcess entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 3.05 “units” to the investors for an aggregate purchase price of  $305,000.  Each unit consists of a convertible promissory note in the amount of $100,000 and 50,000 shares of our common stock.  By agreement, each investor may not sell more than one-third of the common stock comprising the units during any calendar month. The convertible promissory notes comprising the units bear interest at an annual rate of 7% and mature on January 31, 2006. On each of January 31, 2004, January 31, 2005 and January 31, 2006, the investors have the option to convert one-third of the principal amount of the notes into common stock of Axcess. The conversion price of the notes is initially 65% of the average closing price of a share of our common stock for the twenty (20) trading days preceding the given anniversary date of the notes. The maximum conversion price shall be $2.00 per share and the minimum conversion price shall be $0.50 per share. The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in our shares of common stock. The notes may be prepaid in whole or in part by us without premium or penalty.

During the three months ended March 31, 2004, one holder elected to convert $6,667 of their note plus $2,301 of accrued interest into 6,546 shares of Axcess common stock, which should be issued during the second quarter of 2004.  In connection with this conversion, the Company recorded $4,212 of additional debt discount amortization.

(5) Significant Customers

During the three months ended March 31, 2004 the Company had two customers that accounted for 40% of the overall revenue, two customers accounted for 45% of the digital video product sales and three customers accounted for 57% of the RFID product sales.  During the three months ended March 31, 2003 the Company had two customers that accounted for 44% of the overall revenue, two customers accounted for 78% of the digital video product sales and three customers accounted for 42% of the RFID product sales.

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

A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals.  For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially  “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2003 Annual Report on Form 10-KSB.

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

Liquidity and Capital Resources

Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet our working capital requirements. At March 31, 2004, we had working capital of $260,687.

Our operations generated losses in 2003 and continue to generate losses in 2004. Our cash decreased $770,188 during the three months ended March 31, 2004 with operating activities using $763,134 of cash. We funded operations primarily through cash on hand from borrowings and equity offerings over the last two years.  No assurance can be given that such activities will continue to be available to provide funding to us.  Our business plan for 2004 is predicated principally upon the successful marketing of our RFID and digital video products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2004.

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

2004 Preferred Equity Offering

During the second quarter of 2004 we raised a net of  $1,200,000 of additional working capital through an exempt Preferred Stock offering.  The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase our common stock exercisable for two years at $3.20 per share.  The offering also includes an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $4.00 or when we achieve a full quarter of profitability.

In connection with the issuance of the 2004 Preferred Stock, we will record preferred stock dividend requirements of approximately $1,000,000 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock.

Sales and Marketing Initiatives

In the past our sales volume has not been sufficient to sustain our operations. During the quarter ended March 31, 2004 we were able, through the recent financing, to initiate a new marketing emphasis, which is intended by us to build sales, primarily of our RFID products. Our marketing team has implemented the following sales strategies:

1.               A marketing communications program to create brand awareness in the security systems integration space;

2.               The hiring of two additional sales personnel and one marketing administrative assistant;

3.               An assessment of the non-security market for active RFID.

While there can be no assurance that our efforts will be successful, we believe that these strategies will assist us in our goal of becoming profitable.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Sales and Gross Profit. Sales for the three months ended March 31, 2004 were $206,678 and for the three months ended March 31, 2003 were $290,564.  Cost of sales for the three months ended March 31, 2004 were $98,886 and for the three months ended March 31, 2003 were $174,712. The gross profit for the three months ended March 31, 2004 was $107,792 and $115,852 for the three months ended March 31, 2003. The decrease in sales was due to a large order for the video product in 2003 that was not duplicated in 2004.  The margin improvement is driven by a shift in the product mix and continued improvement in margins based on the shift to contract manufacturers.

Radio frequency identification (RFID) product sales were $174,307 for the three months ended March 31, 2004 and $126,312 for the three months ended March 31, 2003. Cost of sales was $85,497 for the three months ended March 31, 2004 and $80,935 for the three months ended March 31, 2003. As a result, gross profits from RFID products were $88,810 for the three months ended March 31, 2004 and $45,377 for the three months ended March 31, 2003.  Sales are continuing to increase based on the increased exposure in the marketplace.  The margin improvement is a result of the product mix shift and continued improvement based on the shift to contract manufacturers.

Digital video product sales were $32,371 for the three months ended March 31, 2004 and $164,252 for the three months ended March 31, 2003.  Cost of sales was $13,387 for the three months ended March 31, 2004 and $93,776 for the three months ended March 31, 2003.  As a result, gross profits from digital video products were $18,984 for the three months ended March 31, 2004 and $70,476 for the three months ended March 31, 2003.  The decrease in sales is a result of one large order during 2003 that was not duplicated in 2004.  The margin improvement is a result of the product mix shift and continued improvement based on the shift to contract manufacturers.

Operating Expenses. Operating expenses were $857,789 for the three months ended March 31, 2004 and $602,719 for the three months ended March 31, 2003.  This increase was due to increased salaries, increased advertising, additional research and development, higher insurance and the hiring of outside professional services companies.

Research and development expenses were $185,359 for the three months ended March 31, 2004 and $136,393 for the three months ended March 31, 2003.  The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003 and some additional development relating to certain RFID products offset by the downsizing of the California facility.

Corporate general and administrative expenses were $404,215 for the three months ended March 31, 2004 and $258,567 for the three months ended March 31, 2003.  The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increased spending on an investor relations firms, increased director’s and officer’s insurance and an increase in professional services expenses relating to the filing of a registration statement.  However, we were able to offset some of that increase with a reduction in bad debt expense.

Selling and marketing expenses were $174,583 for the three months ended March 31, 2004 and $88,597 for the three months ended March 31, 2003.  The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increased headcount and an increase in advertising.  We attended several trade shows during the first quarter as well as placed several advertisements.  We are attempting to reestablish our place in the market.

Depreciation and amortization expenses were $93,632 for the three months ended March 31, 2004 and $119,162 for the three months ended March 31, 2003.  The decrease is related to lower depreciation expense as a result of the age of the equipment, the closing of the Georgia facility and the downsizing of the California facility.

Other expenses, net. Other expenses, net, were $227,971 for the three months ended March 31, 2004 and $216,848 for the three months ended March 31, 2003. Interest expense was $103,083 higher during the three months ended March 31, 2004, compared to the three months ended March 31, 2003, reflecting an increase in the amortization of the debt discount related to the convertible notes that converted during the quarter.  We also were able to settle some accounts payable issues relating to prior periods at a discount from the accrued amounts, which resulted in an $88,243 income.  As a result of the downsizing of the Texas facility we sold certain furniture and fixtures that we no longer needed for $6,509.

Net Loss. Net loss was $977,968 for the three months ended March 31, 2004, compared to a loss of $703,715 for the three months ended March 31, 2003.  The increase is mainly relating to the increased salary expense, increased marketing activity and the hiring of certain professional service firms.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $65,520 for the three months ended March 31, 2004 and $99,196 for the three months ended March 31, 2003. This decrease was due to fewer preferred shares outstanding.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Axcess is engaged in a number of lawsuits with approximately thirteen vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $223,885. We are currently defending or seeking to settle each of the vendor’s claims.  At March 31, 2004, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

Item 2. Changes in Securities.

During the three months ended March 31, 2004, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Convertible Note

During the three months ended March 31, 2004 two of the holders of the July 2002 Convertible debt elected to convert $200,000 of their $600,000 note plus $67,785 of accrued interest into 160,859 of unregistered common stock.  We reissued the notes for $400,000.  The shares will be issued during the second quarter.

During the three months ended March 31, 2004 one of the holder of the January 2003 Convertible debt elected to convert $6,667 of his $20,000 note plus $2,301 of accrued interest into 6,546 of unregistered common stock.  We reissued the note for $13,333.  The shares will be issued during the second quarter.

Ardinger.

Ardinger converted $516,299 of Preferred Series I and $105,623 of accrued dividends into 248,769 shares of common stock of Axcess. Ardinger also converted $20,324 of Preferred Series J and $3,795 of accrued dividends into 9,648 shares of common stock of Axcess. The shares will be issued during the second quarter.

2004 Preferred Equity Offering

During the second quarter of 2004 the Company raised a net of approximately $1,200,000 of additional working capital through an exempt Preferred Stock offering.  The Preferred Stock is designated as 2004 Preferred and consists of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into common stock on a one for one basis if the closing twenty-day average stock price is over $4.00 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

NVW L.L.C.

In January 2004, Axcess entered into a one year Advisory Agreement with NVW L.L.C. (“NVW”).  NVW agreed work cooperatively with us to assist in our growth as set forth.  NVW may provide Axcess: (i) Identify, evaluate, and advise on a variety of options for Axcess’ to undertake to enhance its current capital structure including business model, financial operations, operational, managerial, strategic, CRM, and strategic technology partnering,  (ii) Prepare or coordinate with Axcess and others in the development of business plans, investor presentations, and financial models, when appropriate; (iii) Advise and assist Axcess with strategies relating to asset development, asset enhancement and maximization of asset utilization, including those associated with any intellectual property assets, (iv) Advise and assist Axcess in connection with the preparation of any registration statements, periodic or other SEC reports or proxies, and  (v) Coordinate with, and advise on with the activities of outside professionals, including without limitation attorneys, accountants, market professionals.   In return Axcess has agreed to pay NVW $5,000 per month in advance.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description
10.1	Stock Purchase agreement for the 2004 Preferred Equity Offering from May 2004 *
10.2	Letter dated April 14, 2004, from Ardinger regarding conversion Series I Preferred Stock and accrued dividends. *
10.3	Letter dated April 14, 2004, from Ardinger regarding conversion Series J Preferred Stock and accrued dividends. *
10.4	Advisory agreement between NVW LLC and Axcess. Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

(b) Reports on Form 8-K:

Date	Description
February 12, 2004	Amended 8-K disclosing the Pro Forma financial statements of the balance sheet restructuring.

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

May 14, 2004