Form 10QSB
period 2004-06-30
AXCESS INTERNATIONAL INC/TX
filed 2004-08-12
CIK 710597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes ☒ No ☐

Number of shares of common stock outstanding on August 14, 2004: 24,632,626

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AXCESS INTERNATIONAL INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$1,749,239	$2,163,977
Accounts receivable - trade, net of allowance for doubtful accounts	77,669	85,248
Inventory	116,374	131,515
Prepaid expenses and other	144,990	148,490

Total current assets	2,088,272	2,529,230

Property, plant and equipment, net	58,050	61,756
Intellectual property, net	933	149,704
Deferred debt issuance costs	591,371	675,852
Other assets	595	595

Total assets	$2,739,221	$3,417,137

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$490,896	$813,976
Other accrued liabilities	752,414	802,355
Dividends payable	152,592	125,999
Total current liabilities	1,395,902	1,742,330

Note payable to stockholder	3,936,332	4,058,956
Convertible notes payable (includes $116,000 and $120,000 with related party in 2004 and 2003, respectively)	903,333	1,288,333
Discount on convertible debt	(242,369)	(680,457)

Total liabilities	5,993,198	6,409,162

Stockholders’ deficit:
Convertible preferred stock, 7,000,000 shares authorized
With liquidation preference; 54 shares issued and outstanding in 2003	—	536,623
Without liquidation preference; $0.01 par value, 2,415,000 and 1,790,000 shares issued and outstanding in 2004 and 2003, respectively	24,150	17,900
Common stock, $0.01 par value, 50,000,000 shares authorized in 2004 and 2003; 24,607,626 shares issued and outstanding in 2004 and 19,446,028 shares issued and outstanding in 2003	246,076	194,461
Shares of common stock to be issued, 25,000 and 4,529,345 shares in 2003 and 2004, respectively	250	45,293
Non-voting convertible common stock, $0.01 par value, 2,250,000 shares authorized; no shares issued and outstanding in 2004 or 2003	—	—
Additional paid-in capital	149,683,433	146,246,094
Accumulated deficit	(153,207,886)	(150,032,396)

Total stockholders’ deficit	(3,253,977)	(2,992,025)

Total liabilities and stockholders’ deficit	$2,739,221	$3,417,137

See accompanying notes to unaudited financial statements.

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Sales	$225,129	$245,427	$431,807	$535,991
Cost of sales	124,787	160,278	223,673	334,990

Gross profit	100,342	85,149	208,134	201,001
Expenses:
Research and development	166,534	157,753	351,892	294,146
General and administrative	461,863	331,902	866,079	590,469
Selling and marketing	172,162	49,937	346,745	138,534
Depreciation and amortization	88,434	113,789	182,065	232,951

Operating expenses	888,993	653,381	1,746,781	1,256,100

Loss from operations	(788,651)	(568,232)	(1,538,647)	(1,055,099)

Other income (expense):
Interest expense	(334,830)	(306,353)	(657,553)	(525,993)
Gain in vendor settlements	64,509	137,299	152,751	140,091
Other	—	—	6,509	—

Other expense, net	(270,321)	(169,054)	(498,293)	(385,902)

Net loss	(1,058,972)	(737,286)	(2,036,940)	(1,441,001)

Preferred stock dividend requirements	(70,490)	(575,153)	(136,011)	(674,349)

Net loss applicable to common stock	$(1,129,462)	$(1,312,439)	$(2,172,951)	$(2,115,350)

Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.09)	$(0.12)

Weighted average shares of common stock outstanding	24,303,151	17,698,593	22,951,611	17,224,325

See accompanying notes to unaudited financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,036,940)	$(1,441,001)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	182,065	232,951
Amortization of financing discount and issuance costs	522,570	211,097
Shares issued for services rendered	65,000	80,000
Gain on vendor settlements	(152,751)	—
Loss on disposal of assets	—	13,139
Changes in operating assets and liabilities:
Accounts receivable	7,579	15,093
Inventory	15,141	(24,935)
Prepaid expenses and other	3,500	20,236
Other assets	—	29,384
Accounts payable	(170,329)	(182,113)
Other liabilities	88,520	351,121
Net cash used by operating activities	(1,475,645)	(695,028)

Cash flow from investing activities:
Capital expenditures	(29,589)	—
Net cash used by investing activities	(29,589)	—

Cash flow from financing activities:
Borrowings under financing agreements	—	305,000
Principal payments on financing agreements	(122,624)	(50,590)
Net proceeds from issuance of common stock from employees options	13,120	—
Net proceeds from issuance of common and preferred stock	1,200,000	1,460,625
Net cash provided by financing activities	1,090,496	1,715,035

Net increase (decrease) in cash and cash equivalents	(414,738)	1,020,007
Cash and cash equivalents, beginning of period	2,163,977	33,249
Cash and cash equivalents, end of period	$1,749,239	1,053,256

Supplemental information:
Cash paid during the period for interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$384,999	—
Conversions of accrued interest into common stock	138,461	—
Conversions of preferred stock into common stock	536,623	—
Conversion of accrued dividends into common stock	109,417	—
Preferred stock dividends accrued	136,011	674,349

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

The Company’s business plan for 2004 is predicated principally upon the successful marketing of its RFID and digital video products. During the first half of 2004, operating activities utilized approximately $1.5 million of cash. During 2003 and the second quarter of 2004 we raised a net of $4.4 million and $1.2 million, respectively, for additional working capital through three exempt Preferred Stock offering.

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

(c) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Raw materials	$62,672	$36,682
Work-in-process	—	10,513
Finished goods	53,702	84,320
	$116,374	$131,515

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(1,129,462)	$(1,312,439)	$(2,172,951)	$(2,115,350)
Less: fair value of employee stock compensation	(136,629)	(105,206)	(217,053)	(224,628)
Pro forma net loss attributed to common stock	(1,266,091)	(1,417,645)	(2,390,004)	(2,339,978)

Loss per common share
Basic and diluted net loss per share – as reported	$(0.05)	$(0.05)	$(0.09)	$(0.12)
Basic and diluted net loss per share – pro forma	$(0.05)	$(0.06)	$(0.10)	$(0.14)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.25%	5.00%	4.25%	5.00%
Expected life	2 years	10 years	2 years	10 years
Expected volatility	175%	88% - 92%	175%	88% - 92%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

(2) Contingencies

Axcess is engaged in a number of lawsuits with approximately eight vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $117,330. We are currently defending or seeking to settle each of the vendor’s claims.  At June 30, 2004, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

(3) Preferred Stock

The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in five series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series I	Series J	2003B Series	2004 Series
Number of shares authorized	2,500	2,500	2,750,000	625,000

Stated value	$10,000	$10,000	$0.01	$0.01

Number of shares issued and outstanding:
December 31, 2003	52	2	1,790,000	—
June 30, 2004	—	—	1,790,000	625,000

Conversion ratio (or conversion price) of preferred shares into common	$ 2.51 into voting common stock	$ 2.51 into non-voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock

Liquidation preference	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends	Stated value plus accrued dividends

Dividend rights	8% per annum, cumulative	8% per annum, cumulative	7% per annum, cumulative	7% per annum, cumulative

(a)                                     Series I and Series J Preferred Stock

The holders of Series I Preferred Stock and Series J Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock.  Shares of Series I Preferred Stock and Series J Preferred Stock are convertible into shares of common stock at a conversion price of $2.51 per share.  During the three months ended June 30, 2004 there were no of dividends accrued for Series I Preferred Stock and Series J Preferred Stock, respectively.  Dividends payable were $0 and $95,182 for Series I Preferred Stock at June 30, 2004 and December 31, 2003, respectively. Dividends payable were $0 and $3,384 of dividends payable for Series J Preferred Stock at June 30, 2004 and December 31, 2003, respectively.

During the first quarter of 2004 all shares of the Series of Series I and Series J preferred stock were retired or converted and there are currently no shares outstanding.

(b)                                     Series 2003B Preferred Stock

We completed a $3,132,500 exempt Preferred Stock Offering during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase Axcess’ common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75.

The holders of the Series 2003B Preferred Stock are entitled to receive annual dividends on each share held at the annual rate of 7% of the original issue price of each share payable in arrears, when, as and if declared by the our board of directors, paid in cash of common shares at our option.  During the three months ended June 30, 2004 there were $54,669 of dividends accrued.  We have also accrued $136,770 and $27,433 of dividends payable for Series 2003B Preferred Stock at June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004 and December 31, 2003, we had 1,790,000 shares of Series 2003B Preferred shares outstanding.

In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock.  As of June 30, 2004 and December 31, 2003 that amount is reflected in accumulated deficit on the balance sheet.

(c)                                      Series 2004 Preferred Stock

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

The holders of the Series 2004 Preferred Stock are entitled to receive annual dividends on each share held at the annual rate of 7% of the original issue price of each share payable in arrears, when, as and if declared by our board of directors, paid in cash of common shares at our option.  During the three months ended June 30, 2004 there were $15,822 of dividends accrued and payable as of June 30, 2004 for Series 2004 Preferred Stock. As of June 30, 2004 we have 625,000 shares of Series 2004 Preferred shares outstanding.

In connection with the issuance of the 2004 Preferred Stock, we recorded preferred stock dividend requirements of approximately $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock.

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

During the three months ended June 30, 2004, seven holders elected to convert $116,667 of their notes plus $43,011 of accrued interest into 103,005 shares of Axcess common stock.  In connection with this conversion, we recorded $62,163 of additional debt discount amortization.

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

During the three months ended June 30, 2004, eight holders elected to convert $61,667 of their note plus $16,345 of accrued interest into 56,945 shares of Axcess common stock.  During the three months ended June 30, 2004 the board elected to convert $9,018 of accrued and unpaid dividends into 3,681 shares of Axcess common stock.

(5) Significant Customers

During the three months ended June 30, 2004 we had no single customers that accounted for more than 10% of the overall revenue or RFID product sales.  However, we had two customers account for 72% of the digital video product sales.  During the three months ended June 30, 2003 the Company had three customers that accounted for

37% of the overall revenue, three customers accounted for 83% of the digital video product sales and one customer accounted for 18% of the RFID product sales.

During the six months ended June 30, 2004 we had one customer that account for 14% of the overall revenue, two customers account for 52% of the digital video product sales and two customers account for 26% of the RFID product sales. During the six months ended June 30, 2003 we had two customers that accounted for 29% of the overall revenue, three customers accounted for 76% of the digital video product sales and two customers accounted for 22% of the RFID product sales.

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

Liquidity and Capital Resources

Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet our working capital requirements. At June 30, 2004, we had working capital of $692,370.

Our operations generated losses in 2003 and continue to generate losses in 2004. Our cash decreased $414,738 during the six months ended June 30, 2004 with operating activities using $1,475,645 of cash. We funded operations primarily through cash on hand from borrowings and equity offerings over the last two years.  No assurance can be given that such activities will continue to be available to provide funding to us.  Our business plan for 2004 is predicated principally upon the successful marketing of our RFID and digital video products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2004.

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

Sales and Marketing Initiatives

In the past our sales volume has not been sufficient to sustain our operations. During the six months ended June 30, 2004 we were able, through the recent financing, to initiate a new marketing emphasis, which is intended by us to build sales, primarily of our RFID products. Our marketing team has implemented the following sales strategies:

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Sales and Gross Profit. Sales for the three months ended June 30, 2004 were $225,129 and for the three months ended June 30, 2003 were $245,427.  Cost of sales for the three months ended June 30, 2004 were $124,787 and for the three months ended June 30, 2003 were $160,278. The gross profit for the three months ended June 30, 2004 was $100,342 and $85,149 for the three months ended June 30, 2003. The decrease in sales was due to a large order for the video product in 2003 that was not duplicated in 2004.  The margin improvement is driven by a shift in the product mix and continued improvement in margins based on the shift to contract manufacturers.

Radio frequency identification (RFID) product sales were $195,300 for the three months ended June 30, 2004 and $158,658 for the three months ended June 30, 2003. Cost of sales was $107,979 for the three months ended June 30, 2004 and $111,311 for the three months ended June 30, 2003. As a result, gross profits from RFID products were $87,321 for the three months ended June 30, 2004 and $47,347 for the three months ended June 30, 2003.  Sales are continuing to increase based on the increased exposure in the marketplace.  The margin improvement is a result of the product mix shift and continued improvement based on the shift to contract manufacturers.

Digital video product sales were $29,829 for the three months ended June 30, 2004 and $86,769 for the three months ended June 30, 2003.  Cost of sales was $16,808 for the three months ended June 30, 2004 and $48,967 for the three months ended June 30, 2003.  As a result, gross profits from digital video products were $13,021 for the three months ended June 30, 2004 and $37,802 for the three months ended June 30, 2003.  The decrease in sales is a result of one large order during 2003 that was not duplicated in 2004.  The margin has been steady as a result of the product mix.

Operating Expenses. Operating expenses were $888,993 for the three months ended June 30, 2004 and $653,381 for the three months ended June 30, 2003.  This increase was due to increased salaries, increased advertising, additional research and development, higher insurance and the hiring of outside professional services companies.

Research and development expenses were $166,534 for the three months ended June 30, 2004 and $157,753 for the three months ended June 30, 2003.  The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003 and some additional contract labor relating to certain RFID software development offset by the downsizing of the California facility and a decrease in prototyping of additional tag form factors.

Corporate general and administrative expenses were $461,863 for the three months ended June 30, 2004 and $331,902 for the three months ended June 30, 2003.  The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increased spending on an investor relations firms, increased director’s and officer’s insurance and an increase in professional services expenses relating to the filing of a registration statement.

Selling and marketing expenses were $172,162 for the three months ended June 30, 2004 and $49,937 for the three months ended June 30, 2003.  The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increased headcount and an increase in advertising.  We attended several trade shows during the quarter as well as placed several advertisements.  We are attempting to reestablish our place in the market.

Depreciation and amortization expenses were $88,434 for the three months ended June 30, 2004 and $113,789 for the three months ended June 30, 2003.  The decrease is related to lower depreciation expense as a result of the age of the equipment, the closing of the Georgia facility and the downsizing of the California facility.

Other expenses, net. Other expenses, net, were $270,321 for the three months ended June 30, 2004 and $169,054 for the three months ended June 30, 2003. Interest expense was $28,477 higher during the three months ended June 30, 2004, compared to the three months ended June 30, 2003, reflecting an increase in the amortization of the debt discount related to the convertible notes that converted during the quarter offset by the lower debt balance and lower rate.  We also were able to settle some accounts payable issues relating to prior periods at a discount from the accrued amounts, which resulted in a $64,509 gain on settlements.

Net Loss. Net loss was $1,058,972 for the three months ended June 30, 2004, compared to a loss of $737,286 for the three months ended June 30, 2003.  The increase is mainly relating to the increased salary expense, increased marketing activity and the hiring of certain professional service firms.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $70,490 for the three months ended June 30, 2004 and $575,153 for the three months ended June 30, 2003. This decrease was due to a beneficial conversion discount of $474,855 for the 2003 preferred stock converted during 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Sales and Gross Profit. Sales for the six months ended June 30, 2004 were $431,807 and for the six months ended June 30, 2003 were $535,991.  Cost of sales for the six months ended June 30, 2004 were $223,673 and for the six months ended June 30, 2003 were $334,990. The gross profit for the six months ended June 30, 2004 was $208,134 and $201,001 for the six months ended June 30, 2003. The decrease in sales was due to a large order for the video product in 2003 that was not duplicated in 2004.  The margin improvement is driven by a shift in the product mix and continued improvement in margins based on the shift to contract manufacturers.

Radio frequency identification (RFID) product sales were $369,607 for the six months ended June 30, 2004 and $284,658 for the six months ended June 30, 2003. Cost of sales was $193,477 for the six months ended June 30, 2004 and $192,246 for the six months ended June 30, 2003. As a result, gross profits from RFID products were $176,130 for the six months ended June 30, 2004 and $92,412 for the six months ended June 30, 2003.  Sales are continuing to increase based on the increased exposure in the marketplace.  The margin improvement is a result of the product mix shift and continued improvement based on the shift to contract manufacturers.

Digital video product sales were $62,200 for the six months ended June 30, 2004 and $251,333 for the six months ended June 30, 2003.  Cost of sales was $30,196 for the six months ended June 30, 2004 and $142,744 for the six months ended June 30, 2003.  As a result, gross profits from digital video products were $32,004 for the six months ended June 30, 2004 and $108,589 for the six months ended June 30, 2003.  The decrease in sales is a result of one large order during 2003 that was not duplicated in 2004.  The margin improvement is a result of the product mix shift and continued improvement based on the shift to contract manufacturers.

Operating Expenses. Operating expenses were $1,746,781 for the six months ended June 30, 2004 and $1,256,100 for the six months ended June 30, 2003.  This increase was due to increased salaries, increased advertising, additional research and development, higher insurance and the hiring of outside professional services companies.

Research and development expenses were $351,892 for the six months ended June 30, 2004 and $294,146 for the six months ended June 30, 2003.  The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increase in contract labor for a software development project and some additional development relating to certain RFID products offset by the downsizing of the California facility.

Corporate general and administrative expenses were $866,079 for the six months ended June 30, 2004 and $590,469 for the six months ended June 30, 2003.  The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increased spending on an investor relations firms, increased director’s and officer’s insurance and an increase in professional services expenses relating to the filing of a registration statement.  However, we were able to offset some of that increase with a reduction in bad debt expense.

Selling and marketing expenses were $346,745 for the six months ended June 30, 2004 and $138,534 for the six months ended June 30, 2003.  The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increased headcount and an increase in advertising.  We attended several trade shows during the period as well as placed several advertisements.  We are attempting to reestablish our place in the market.

Depreciation and amortization expenses were $182,065 for the six months ended June 30, 2004 and $232,951 for the six months ended June 30, 2003.  The decrease is related to lower depreciation expense as a result of the age of the equipment, the closing of the Georgia facility and the downsizing of the California facility.

Other expenses, net. Other expenses, net, were $498,293 for the six months ended June 30, 2004 and $385,902 for the six months ended June 30, 2003. Interest expense was $131,560 higher during the six months ended June 30, 2004, compared to the six months ended June 30, 2003, reflecting an increase in the amortization of the debt discount related to the convertible notes that converted during the period.  We also were able to settle some accounts payable issues relating to prior periods at a discount from the accrued amounts, which resulted in a $152,751 gain on settlements.

Net Loss. Net loss was $2,036,940 for the six months ended June 30, 2004, compared to a loss of $1,441,001 for the six months ended June 30, 2003.  The increase is mainly relating to the increased salary expense, increased marketing activity and the hiring of certain professional service firms.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $136,011 for the six months ended June 30, 2004 and $674,349 for the six months ended June 30, 2003. This decrease was due to a beneficial conversion discount of $474,855 for the 2003 preferred stock converted during 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Axcess is engaged in a number of lawsuits with approximately eight vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $117,330. We are currently defending or seeking to settle each of the vendor’s claims.  At June 30, 2004, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

Item 2. Changes in Securities.

During the three months ended June 30, 2004, we issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Convertible Note

During the three months ended June 30, 2004 seven of the holders of the July 2002 Convertible debt elected to convert $116,667 of their $350,000 note plus $43,011 of accrued interest into 103,005 of unregistered common stock.  We reissued the notes for $233,333.

During the three months ended June 30, 2004 eight of the holders of the January 2003 Convertible debt elected to convert $61,667 of their $185,000 note plus $16,345 of accrued interest into 56,945 of unregistered common stock.  We reissued the note for $123,333.  During the three months ended June 30, 2004 the board elected to convert $9,018 of accrued and unpaid dividends into 3,681 shares of Axcess common stock.

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

Stock Options

During the three months ended June 30, 2004 four employees exercised 32,800 stock options.

Common Stock for Services Rendered

During the three months ended June 30, 2004 we issued 25,000 restricted common shares to Equitis, Inc. to compensate them for services provided to Axcess.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

(b) Reports on Form 8-K:

Date	Description
July 19, 2004	On July 19, 2004, Axcess International Inc. filed an 8-K announcing they had entered into an Exclusive License Agreement with TechSearch LLC.

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

August 12, 2004