Form 10QSB
period 2004-09-30
AXCESS INTERNATIONAL INC/TX
filed 2004-11-10
CIK 710597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER: 0-11933

AXCESS INTERNATIONAL INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-0294536 (I.R.S. Employer Identification No.)

3208 Commander Drive
Carrollton, Texas 75006
(972) 407-6080
(Address, including telephone number and area code, of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒     No     ☐

Number of shares of common stock outstanding on November 1, 2004: 24,798,739

Transitional Small Business Disclosure Format: Yes     ☐     No      ☒

AXCESS INTERNATIONAL INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,156,765	$2,163,977
Accounts receivable — trade, net of allowance for doubtful accounts	81,280	85,248
Inventory	120,485	131,515
Prepaid expenses and other	109,983	148,490

Total current assets	1,468,513	2,529,230
Property, plant and equipment, net	50,771	61,756
Intellectual property, net	533	149,704
Deferred debt issuance costs	549,130	675,852
Other assets	1,628	595

Total assets	$2,070,575	$3,417,137

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$465,067	$813,976
Other accrued liabilities	772,504	802,355
Notes Payable
Convertible notes payable (includes $66,667 with related party in 2004)	483,333	—
Discount on convertible debt	(165,836)	—
Dividends payable	234,327	125,999

Total current liabilities	1,789,395	1,742,330
Note payable to stockholder	3,933,868	4,058,956
Convertible notes payable (includes $13,333 and $120,000 with related party in 2004 and 2003, respectively)	236,667	1,288,333
Discount on convertible debt	(22,553)	(680,457)

Total liabilities	5,937,377	6,409,162
Stockholders’ deficit:
Convertible preferred stock, 7,000,000 shares authorized
With liquidation preference; 54 shares issued and outstanding in 2003	—	536,623
Without liquidation preference; $0.01 par value, 2,415,000 and 1,790,000 shares issued and outstanding in 2004 and 2003, respectively	24,150	17,900
Common stock, $0.01 par value, 50,000,000 shares authorized in 2004 and 2003; 24,798,739 shares issued and outstanding in 2004 and 19,446,028 shares issued and outstanding in 2003	247,988	194,461
Shares of common stock to be issued, 0 and 4,529,345 shares in 2004 and 2003, respectively	—	45,293
Non-voting convertible common stock, $0.01 par value, 2,250,000 shares authorized; no shares issued and outstanding in 2004 or 2003	—	—
Additional paid-in capital	149,888,942	146,246,094
Accumulated deficit	(154,027,882)	(150,032,396)

Total stockholders’ deficit	(3,866,802)	(2,992,025)

Total liabilities and stockholders’ deficit	$2,070,575	$3,417,137

See accompanying notes to unaudited financial statements.

1

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$301,889	$181,580	$733,695	$717,572
Cost of sales	141,313	113,973	364,986	448,964
Inventory impairment	—	98,428	—	98,428

Gross profit (loss)	160,576	(30,821)	368,709	170,180
Expenses:
Research and development	176,791	164,054	528,683	458,199
General and administrative	324,970	375,360	1,191,049	965,828
Selling and marketing	238,278	65,450	585,022	203,984
Depreciation and amortization	11,129	103,511	193,195	336,462

Operating expenses	751,168	708,375	2,497,949	1,964,473

Loss from operations	(590,592)	(739,196)	(2,129,240)	(1,794,293)
Other income (expense):
Interest expense	(157,012)	(268,395)	(814,565)	(794,387)
Gain in vendor settlements	9,304	—	162,056	—
Other	40	887	6,549	140,980

Other expense, net	(147,668)	(267,508)	(645,960)	(653,407)

Net loss	(738,260)	(1,006,704)	(2,775,200)	(2,447,700)

Preferred stock dividend requirements	(81,735)	(101,401)	(217,746)	(775,750)

Net loss applicable to common stock	$(819,995)	$(1,108,105)	$(2,992,946)	$(3,223,450)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.13)	$(0.18)

Weighted average shares of common stock outstanding	24,691,500	19,419,597	23,535,807	17,964,124

See accompanying notes to unaudited financial statements.

2

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,775,200)	$(2,447,700)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	193,195	336,462
Amortization of financing discount and issuance costs	618,790	348,449
Shares issued for services rendered	65,000	80,000
Gain on vendor settlements	(162,056)	—
Loss on disposal of assets	—	13,139
Inventory impairment	—	98,428
Changes in operating assets and liabilities:
Accounts receivable	3,968	10,380
Inventory	11,030	12,809
Prepaid expenses and other	38,507	(109,922)
Other assets	(1,032)	20,789
Accounts payable	(186,853)	(239,117)
Other liabilities	120,127	324,858

Net cash used by operating activities	(2,074,524)	(1,569,043)
Cash flow from investing activities:
Capital expenditures	(33,040)	—

Net cash used by investing activities	(33,040)	—
Cash flow from financing activities:
Borrowings under financing agreements	—	305,000
Principal payments on financing agreements	(125,088)	18,149
Net proceeds from issuance of common stock from employees options	25,440	52,276
Net proceeds from issuance of common and preferred stock	1,200,000	1,460,625

Net cash provided by financing activities	1,100,352	1,836,050

Net increase (decrease) in cash and cash equivalents	(1,007,212)	267,007
Cash and cash equivalents, beginning of period	2,163,977	33,249

Cash and cash equivalents, end of period	$1,156,765	$300,256

Supplemental information:
Cash paid during the period for interest	$—	$3,078

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$568,333	$—
Conversions of accrued interest into common stock	149,978	—
Conversions of preferred stock into common stock	536,623	—
Conversion of accrued dividends into common stock	109,417	—
Preferred stock dividends accrued	217,746	300,895

See accompanying notes to unaudited financial statements.

3

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

     The Company’s business plan for 2004 is predicated principally upon the successful marketing of its RFID and digital video products. During the nine months ending September 30, 2004, operating activities utilized approximately $2.1 million of cash. During 2003 and the second quarter of 2004 we raised a net of $4.4 million and $1.2 million, respectively, for additional working capital through three exempt Preferred Stock offerings.

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

     (c) Inventory

     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Raw materials	$58,930	$36,682
Work-in-process	—	10,513
Finished goods	61,555	84,320

	$120,485	$131,515

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(819,995)	$(1,108,105)	$(2,992,946)	$(3,223,450)
Less: fair value of employee stock compensation	(167,488)	(103,310)	(384,541)	(327,938)

Pro forma net loss attributed to common stock	(987,483)	(1,211,415)	(3,377,487)	(3,551,388)

Loss per common share
Basic and diluted net loss per share – as reported	$(0.03)	$(0.06)	$(0.13)	$(0.18)
Basic and diluted net loss per share – pro forma	$(0.04)	$(0.06)	$(0.14)	$(0.20)
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.62%	5.00%	4.67%	5.00%
Expected life	6.5 years	10.0 years	6.7 years	10.0 years
Expected volatility	134%	88% - 92%	129%	88% - 92%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

(2) Contingencies

     Axcess is engaged in a number of lawsuits with approximately eight vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $111,705. We are currently defending or seeking to settle each of the vendor’s claims. At September 30, 2004, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

(3) Preferred Stock

     The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in five series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series I	Series J	2003B Series	2004 Series
Number of shares authorized	2,500	2,500	2,750,000	625,000
Stated value	$10,000	$10,000	$0.01	$0.01
Number of shares issued and outstanding:
December 31, 2003	52	2	1,790,000	—
September 30, 2004	—	—	1,790,000	625,000
Conversion ratio (or	2.51 into	2.51 into	1 to 1 into	1 to 1 into
conversion price) of	voting	non-voting	voting	voting
preferred shares into common	common	common	common	common
	stock	stock	stock	stock
Liquidation preference	Stated value	Stated	None	None
	plus	value plus
	accrued	accrued
	dividends	dividends
Dividend rights	8% per	8% per	7% per	7% per
	annum,	annum,	annum,	annum,
	cumulative	cumulative	cumulative	cumulative

     (a) Series I and Series J Preferred Stock

     The holders of Series I Preferred Stock and Series J Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock. Shares of Series I Preferred Stock and Series J Preferred Stock are convertible into shares of common stock at a conversion price of $2.51 per share. During the three months ended September 30, 2004 there were no of dividends accrued for Series I Preferred Stock and Series J Preferred Stock, respectively. Dividends payable were $0 and $95,182 for Series I Preferred Stock at September 30, 2004 and December 31, 2003, respectively. Dividends payable were $0 and $3,384 for Series J Preferred Stock at September 30, 2004 and December 31, 2003, respectively.

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

     The holders of the Series 2003B Preferred Stock are entitled to receive annual dividends on each share held at the annual rate of 7% of the original issue price of each share payable in arrears, when, as and if declared by the our board of directors, paid in cash or common shares at our option. During the three months ended September 30, 2004 there were $55,269 of dividends accrued. We have also accrued $192,040 and $27,433 of dividends payable for Series 2003B Preferred Stock at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004 and December 31, 2003, we had 1,790,000 shares of Series 2003B Preferred shares outstanding.

     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 based upon the value of the of the warrants and beneficial conversion features that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of September 30, 2004 and December 31, 2003 that amount is reflected in accumulated deficit on the balance sheet.

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

     The holders of the Series 2004 Preferred Stock are entitled to receive annual dividends on each share held at the annual rate of 7% of the original issue price of each share payable in arrears, when, as and if declared by our board of directors, paid in cash of common shares at our option. During the three months ended September 30, 2004 there were $26,466 of dividends accrued and $42,288 of dividends payable as of September 30, 2004 for Series 2004 Preferred Stock. As of September 30, 2004 we have 625,000 shares of Series 2004 Preferred shares outstanding.

     In connection with the issuance of the 2004 Preferred Stock, we recorded preferred stock dividend requirements of approximately $1,002,540 based upon the value of the warrants and beneficial conversion features that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock.

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

     During the three months ended September 30, 2004, two holders elected to convert $183,333 of their notes plus $11,518 of accrued interest into 135,313 shares of Axcess common stock.

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

(5) Significant Customers

     During the three months ended September 30, 2004 we had two customers that accounted for 52% of the overall revenue, one customer accounted for 48% of the RFID product sales and four customers account for 100% of the digital video product sales. During the three months ended September 30, 2003 the Company had three customers that accounted for 46% of the overall revenue, three customers accounted for 64% of the digital video product sales and three customers accounted for 62% of the RFID product sales.

     During the nine months ended September 30, 2004 we had one customer that account for 17% of the overall revenue, three customers account for 64% of the digital video product sales and two customers account for 30% of the RFID product sales. During the nine months ended June 30, 2003 we had three customers that accounted for 34% of the overall revenue, three customers accounted for 70% of the digital video product sales and two customers accounted for 28% of the RFID product sales.

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

Liquidity and Capital Resources

     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet our working capital requirements. At September 30, 2004, we had a working capital deficit of $320,882.

     Our operations generated losses in 2003 and continue to generate losses in 2004. Our cash decreased $1,007,212 during the nine months ended September 30, 2004 with operating activities using $2,074,524 of cash. We funded operations primarily through cash on hand from borrowings and equity offerings over the last two years. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2004 is predicated principally upon the successful marketing of our RFID and digital video products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2005.

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

Sales and Marketing Initiatives

     In the past our sales volume has not been sufficient to sustain our operations. During the nine months ended September 30, 2004 we were able, through the recent financing, to initiate a new marketing emphasis, which is intended by us to build sales, primarily of our RFID products. Our marketing team has implemented the following sales strategies:

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Sales and Gross Profit. Sales for the three months ended September 30, 2004 were $301,889 and for the three months ended September 30, 2003 were $181,580. Cost of sales for the three months ended September 30, 2004 were $141,313 and for the three months ended September 30, 2003 were $113,973. The company also recorded a charge of $98,428 for inventory impairment during the three months ended September 30, 2003. The impairment was a result of the change in strategy to contract manufacturing. The amount reflects items that have not been able to be used by the contract manufacturer in the building of additional products. The gross profit (loss) for the three months ended September 30, 2004 was $160,576 and ($30,821) for the three months ended September 30, 2003. The increase in sales was a result of the increase sales and marketing activity initiated during 2004. The margin improvement is driven by a shift in the product mix and continued improvement in margins based on the shift to contract manufacturers.

     Radio frequency identification (RFID) product sales were $251,788 for the three months ended September 30, 2004 and $134,020 for the three months ended September 30, 2003. Cost of sales was $113,375 for the three months ended September 30, 2004 and $88,344 for the three months ended September 30, 2003. The company also recorded a charge of $23,422 for inventory impairment during the three months ended September 30, 2003. The impairment was as a result of the change in strategy to contract manufacturing. The amounts reflect items that have not been able to be used by the contract manufacturer in the building of additional products. As a result, gross profits from RFID products were $138,413 for the three months ended September 30, 2004 and $22,254 for the three months ended September 30, 2003. Sales are continuing to increase based on the increased exposure in the marketplace. The margin improvement is a result of the product mix shift and continued improvement based on the shift to contract manufacturers.

     Digital video product sales were $50,101 for the three months ended September 30, 2004 and $47,560 for the three months ended September 30, 2003. Cost of sales was $27,938 for the three months ended September 30, 2004 and $25,629 for the three months ended September 30, 2003. The company also recorded a charge of $75,006 for inventory impairment during the three months ended September 30, 2003. The impairment was a result of the change in strategy to contract manufacturing. The amounts reflect items that have not been able to be used by the contract manufacturer in the building of additional products. As a result, gross profit (loss) from digital video products were $22,163 for the three months ended September 30, 2004 and ($53,075) for the three months ended September 30, 2003. We continue to focus on the RFID product line as a result the sales have not increased. The margin has been steady as a result of the product mix.

     Operating Expenses. Operating expenses were $751,168 for the three months ended September 30, 2004 and $708,375 for the three months ended September 30, 2003. This increase was due to increased salaries, increased advertising, additional research and development and the hiring of outside professional services companies.

     Research and development expenses were $176,791 for the three months ended September 30, 2004 and $164,054 for the three months ended September 30, 2003. The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, some additional contract labor relating to certain RFID software development and a slight increase in health insurance offset by a decrease in prototyping of additional tag form factors and the completion of testing for Canadian certification.

     Corporate general and administrative expenses were $324,970 for the three months ended September 30, 2004 and $375,360 for the three months ended September 30, 2003. The decrease is a result of decreased spending on an investor relations firms, decreased director’s and officer’s insurance, decreased professional services, reduction of bad debt expense offset by increased salaries from the recession of the pay reduction implemented during 2003.

     Selling and marketing expenses were $238,278 for the three months ended September 30, 2004 and $65,450 for the three months ended September 30, 2003. The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increased headcount and an increase in advertising. We attended several trade shows during the quarter as well as placed several advertisements. We are attempting to reestablish our place in the market.

     Depreciation and amortization expenses were $11,129 for the three months ended September 30, 2004 and $103,511 for the three months ended September 30, 2003. $73,985 of the decrease is related to lower amortization expense as a result of the intangible assets being fully amortized. The remaining decrease is a result decreased depreciation expense as a result of the age of the equipment, the closing of the Georgia facility and the downsizing of the California facility.

     Other expenses, net. Other expenses, net, were $147,668 for the three months ended September 30, 2004 and $267,508 for the three months ended September 30, 2003. Interest expense was $111,383 lower during the three months ended September 30, 2004, compared to the three months ended September 30, 2003, reflecting a decrease in the amortization of the debt discount related to the convertible notes that converted during the quarter, lower debt balance and lower rate. We also were able to settle some accounts payable issues relating to prior periods at a discount from the accrued amounts, which resulted in a $9,304 gain on settlements.

     Net Loss. Net loss was $738,260 for the three months ended September 30, 2004, compared to a loss of $1,006,704 for the three months ended September 30, 2003. The decrease is mainly related to increase in sales, reduced interest expense and decreases in outside services including insurance, legal and investor relations.

     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $81,735 for the three months ended September 30, 2004 and $101,401 for the three months ended September 30, 2003. This decrease was due to the reduction in the number of preferred shares outstanding during 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Sales and Gross Profit. Sales for the nine months ended September 30, 2004 were $733,695 and for the nine months ended September 30, 2003 were $717,572. Cost of sales for the nine months ended September 30, 2004 were $364,986 and for the nine months ended September 30, 2003 were $448,964. The company also recorded a charge of $98,428 for inventory impairment during the nine months ended September 30, 2003. The impairment was a result of the change in strategy to contract manufacturing. The amount reflects items that have not been able to be used by the contract manufacturer in the building of additional products. The gross profit for the nine months ended September 30, 2004 was $368,709 and $170,180 for the nine months ended September 30, 2003. The increase in sales was a result of the increase sales and marketing activity initiated during 2004. The margin improvement is driven by a shift in the product mix and continued improvement in margins based on the shift to contract manufacturers.

     Radio frequency identification (RFID) product sales were $621,395 for the nine months ended September 30, 2004 and $418,990 for the nine months ended September 30, 2003. Cost of sales was $311,041 for the nine months ended September 30, 2004 and $205,585 for the nine months ended September 30, 2003. The company also recorded a charge of $23,422 for inventory impairment during the three months ended September 30, 2003. The impairment was as a result of the change in strategy to contract manufacturing. The amounts reflect items that have not been able to be used by the contract manufacturer in the building of additional products. As a result, gross profits from RFID products were $310,354 for the nine months ended September 30, 2004 and $189,983 for the nine months ended September 30, 2003. Sales are continuing to increase based on the increased exposure in the marketplace. The margin improvement is a result of the product mix shift and continued improvement based on the shift to contract manufacturers.

     Digital video product sales were $112,300 for the nine months ended September 30, 2004 and $298,582 for the nine months ended September 30, 2003. Cost of sales was $53,945 for the nine months ended September 30, 2004 and $243,379 for the nine months ended September 30, 2003. The company also recorded a charge of $75,006 for inventory impairment during the three months ended September 30, 2003. The impairment was a result of the change in strategy to contract manufacturing. The amounts reflect items that have not been able to be used by the contract manufacturer in the building of additional products. As a result, gross profit (loss) from digital video products were $58,355 for the nine months ended September 30, 2004 and $(19,803) for the nine months ended September 30, 2003. The decrease in sales is a result of one large order during 2003 that was not duplicated in 2004. The margin improvement is a result of the product mix shift and continued improvement based on the shift to contract manufacturers.

     Operating Expenses. Operating expenses were $2,497,949 for the nine months ended September 30, 2004 and $1,964,473 for the nine months ended September 30, 2003. This increase was due to increased salaries, increased advertising, additional research and development and the hiring of outside professional services companies.

     Research and development expenses were $528,683 for the nine months ended September 30, 2004 and $458,199 for the nine months ended September 30, 2003. The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increase in contract labor for a software development project and some additional travel offset by the downsizing of the California facility and completion of Canadian certification testing.

     Corporate general and administrative expenses were $1,191,049 for the nine months ended September 30, 2004 and $965,828 for the nine months ended September 30, 2003. The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increased spending on an investor relations firms, increased outside accounting fees relating to the filing of a registration statement. However, we were able to offset some of that increase with a reduction in bad debt expense.

     Selling and marketing expenses were $585,022 for the nine months ended September 30, 2004 and $203,984 for the nine months ended September 30, 2003. The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increased headcount and an increase in advertising. We attended several trade shows during the period as well as placed several advertisements. We are attempting to reestablish our place in the market.

     Depreciation and amortization expenses were $193,195 for the nine months ended September 30, 2004 and $336,462 for the nine months ended September 30, 2003. The decrease is related to lower amortization expense as a result of the intangible assets being fully amortized as of June 30, 2004 and decreased depreciation expense as a result of the age of the equipment, the closing of the Georgia facility and the downsizing of the California facility.

     Other expenses, net. Other expenses, net, were $645,960 for the nine months ended September 30, 2004 and $653,407 for the nine months ended September 30, 2003. Interest expense was $20,178 higher during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, reflecting an increase in the amortization of the debt discount related to the convertible notes that converted during the period. We also were able to settle some accounts payable issues relating to prior periods at a discount from the accrued amounts, which resulted in a $162,056 gain on settlements.

     Net Loss. Net loss was $2,775,200 for the nine months ended September 30, 2004, compared to a loss of $2,447,700 for the nine months ended September 30, 2003. The increase is mainly relating to the increased salary expense, increased marketing activity and the hiring of certain professional service firms.

     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $217,746 for the nine months ended September 30, 2004 and $775,750 for the nine months ended September 30, 2003. This decrease was due to a beneficial conversion discount of $474,855 for the 2003 preferred stock converted during 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Axcess is engaged in a number of lawsuits with approximately eight vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $111,705. We are currently defending or seeking to settle each of the vendor’s claims. At September 30, 2004, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

Item 2. Changes in Securities.

     During the three months ended September 30, 2004, we issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Convertible Note

     During the three months ended September 30, 2004 two of the holders of the July 2002 Convertible debt elected to convert $183,333 of their $366,666 note plus $11,518 of accrued interest into 135,313 of unregistered common stock. We reissued the notes for $183,333.

Stock Options

     During the three months ended September 30, 2004 three employees exercised 32,800 stock options.

Common Stock for Services Rendered

     During the three months ended September 30, 2004 we issued 25,000 restricted common shares to Equitis, Inc. to compensate them for services provided to Axcess. The fair market value of these shares issued for services was expensed during the three months end June 30, 2004.

SB-2 Registration Statement

     On October 29, 2004 the SEC declared our SB-2 Registration statement effective which was originally filed on May 26, 2004. We registered a total of 12,613,278 common shares comprising 4,543,969 shares currently issued and held by certain selling stockholders and 8,069,309 warrants. Proceeds from the sale of the 4,543,969 shares beneficially owned by the selling stockholders will inure solely to the benefit of the selling stockholders, as we will not receive any of the proceeds from such sales. If fully exercised the warrants would result in the issuance of 8,069,309 shares of our common stock and result in proceeds to us of $17,349,014, which would be used for working capital and to pay down any outstanding debt. There can be no assurance that any of the warrants will be exercised.

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

AXCESS INTERNATIONAL INC., Registrant

/s/ ALLAN GRIEBENOW

Allan Griebenow Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ ALLAN L. FRANK

Allan L. Frank Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)
November 9, 2004