Form 10KSB
period 2004-12-31
AXCESS INTERNATIONAL INC/TX
filed 2005-03-31
CIK 710597

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER: 0-11933

AXCESS INTERNATIONAL INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-0294536 (I.R.S. Employer Identification No.)

3208 Commander Drive Carrollton, Texas	75006

(Address of principal executive offices)	(Zip Code)

(972) 407-6080
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class:	Name of exchange on which registered:
Common Stock, par value $.01 per share	Over-The-Counter Bulletin Board

24,720,939
(Number of Shares Outstanding as of: December 31, 2004)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $911,565.

On March 28, 2005, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $15,858,179. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on March 28, 2005, as reported on the Over-The-Counter Bulletin Board Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the issuer may be deemed an affiliate of the issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: Yes ☐  No ☑

AXCESS INTERNATIONAL INC.
INDEX

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

Item 1. DESCRIPTION OF BUSINESS

Recent Developments: Going Concern and Liquidity Problems

     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2004. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

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

     See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company

     Axcess, through its proprietary technology, is a manufacturer of advanced physical security and enterprise asset management systems that can automatically locate, identify, track, monitor, count, and protect people, property and vehicles. The purpose of the systems is: to reduce loss and liability; to increase the efficiency of a client’s employees; and to improve the management of personal property, logistics, and facilities. Axcess utilizes two patented and integrated technologies: battery-powered wireless tagging called Active-Radio Frequency Identification (RFID) and network based streaming digital video (IPTV). The primary applications of our technology are: network-based security video recording and surveillance; automatic “hands-free” personnel and vehicle access control; and automatic asset tracking and protection. Systems are sold through systems integrators who manage the sale, provide the installation, and first level customer service. The systems utilize the customer’s existing infrastructure or are embedded within an integrator’s total solution package. Complete end-to-end systems can also be purchased from Axcess’ employing enterprise software or browser-based hosted software. Our principal offices are located at 3208 Commander Drive, Carrollton, Texas, 75006, and our telephone number is 972-407-6080.

Company Evolution

     Axcess was formed in November 1982 as Lasertechnics, Inc. Prior to 1999, Axcess, through two subsidiaries, sold high-end dye-sublimation card printers and high-speed laser marking equipment. During 1998, we determined that it could not be consistently profitable selling these products. Accordingly, in October 1998, we discontinued the operations of our 96% owned subsidiary, Sandia Imaging Systems Corporation, which was engaged in distributing and reselling high-end dye-sublimation card printers and consumables. We sold this business in December 1998. A second subsidiary, Lasertechnics Marking Corporation, was engaged in fabricating, distributing and selling high-speed laser marking equipment. In April 1999, we sold Lasertechnics Marking Corporation to affiliates of Amphion Ventures, LP, a major stockholder of ours. See also “Item 12. Certain Relationships and Related Transactions.”

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

     Axcess further developed the RFID and network-based streaming video technologies throughout 2002 and 2003. It also secured key reference accounts and established branding for its product lines during the period. In November 2001, we acquired all of the assets of IVEX Corporation relating to its VSA 1200 Project. The VSA 1200 project was an embedded processor-based multimedia streaming network appliance that pushes advanced video and audio processing directly onto the corporate or Internet backbone, then to any point on the network, including handheld devices. Axcess believes that IVEX’s unique architecture offers a strategic platform on which to build value, adding video filtering and detection software, which we expect to, improve the effectiveness of the IVEX product line as well as provide a competitive advantage to us. Throughout 2002, 2003 and 2004, we used our reference customers and our brand awareness to secure key marketing channel partners. These partners are important to the future revenue growth of Axcess’ business due to their market presence. We believe that by integrating our systems into the systems of these channel partners, adoption of our technologies and products will be accelerated. Axcess has completed the integration efforts with certain channel partners and is in the process of integrating others.

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

     We work directly with the end user for certain focused large system sales opportunities. This approach enables us to prospect directly for selected larger transactions and reference accounts in a prudent, “opportunity driven” fashion. The eventual installation is still accomplished through an established channel partner.

     In 2004, we began to pursue the enterprise supply chain/logistics market for RFID solutions. We announced the Onlinesupervisor middleware and software platform and its ability to operate in a compatible fashion with Global Electronic Product Code (EPC) RFID tagging standards. We also announced a recent example where a customer implemented a vehicle access control solution, which automatically tied the vehicle to the inventory it was carrying.

Partnering

     Axcess believes that the security integration business will continue to go through consolidations and grow by acquisition, and that each of the large integrators are working to develop full-product portfolios to provide the widest range of solutions for their customers. We also believe that our products can play a key role as strategic elements of these portfolios, and that the integrators bring to Axcess broad product and corporate exposure and sales capabilities. The security systems integration industry is a $4.5 billion segment, up from $1.5 billion in 1995 and the segment is growing at approximately 12% — 15% per annum according to a Security Distributing and Marketing (SDM) Magazine report. The largest global integrators that provide security technology solutions include Honeywell, Tyco, Siemens, Group 4 and General Electric.

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

     Honeywell. In 2000, Axcess signed a product development and marketing agreement with Honeywell and completed their integration and began actively marketing our products during the fourth quarter of 2003. Honeywell has bid and sold Axcess’ RFID products to support the United States Department of Defense procurements in asset management and we believe that some of the resulting programs may be awarded in 2005.

     Sonitrol (Tyco). In 2000, Axcess signed a strategic partnership agreement with Sonitrol. In 2002, Sonitrol finished the integration of Axcess’ software into the security-monitoring platform of Sonitrol. The solution provides video capability for their security monitoring franchises.

     Software House, Sensormatic, and ADT (Tyco). In 2001, Axcess was selected by Software House as the preferred provider of RFID solutions for asset management. Since then, Axcess’ ActiveTag™ products have been integrated into the C-Cure 800 access control system. Sensormatic and ADT also have the capability to sell the Axcess system integrated into C-Cure. During 2004, Tyco International’s ADT group delivered a new product release to its organization announcing the AXCESS ActiveTagTM product line is now available for sale by ADT. Tyco’s SoftwareHouse group currently carries and supports the complete line of ActiveTagTM products which is now available to ADT.

     PSA Security. In 2003, the security industry’s largest buying cooperative, PSA and Axcess agreed to partner whereby we would supply PSA’s approximate 135 integrators with our system solutions. In April 2004, we demonstrated our products at PSA’s annual trade show in Las Vegas.

Other Integrator Partners

     Axcess has signed partnership agreements with GTSI, Anixter and Samsung USA. The Axcess system has been integrated into the systems provided by Samsung, Iteras, and TVL, totaling five integrators who have the Axcess system embedded into their core solutions.

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

     The Axcess Prism Video products offer a fully networked, digital video system for enterprises providing remote and local security video (CCTV), as well as digital video recording. Enterprises use this system to transmit and view video to detect security incidents. Axcess offers proprietary VSLE video compression, supported by twelve patents with applications for one more patent pending. The advanced compression technology allows video to be viewed live over traditional phone lines or on any network computer, and recorded and efficiently stored for analysis at a later time. A full array of Prism Products, including cameras, transmitters and recorders, provide customers with low cost, enterprise-wide digital video solutions over the network. Cameras and transmitters can utilize any transmission facility, including phone lines, ISDN, LAN, Internet or other facility. High speed, real-time video and audio provides visibility into operations to improve life safety, improve efficiency, observe sales programs, reduce theft, and monitor compliance with both legal and corporate guidelines.

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

     The Onlinesupervisor™ system integrates the presentation of RFID data and digital video to a standard web browser. Through a display customized to each end user, real-time status is integrated with live and recorded digital video. Events that can be shown involve premises security, physical asset protection, personnel staffing, and operations performance. Up to the minute personnel and asset inventory counts are provided. Live streaming video is available of each site, via the network connection. Each monitored event is linked to the database of recorded video files to enable the viewing of tagged events such as personnel activity at door entrances and exits, access to controlled areas, and asset movements. The system is available as a stand alone enterprise solution or as a portal-based solution hosted by Axcess. We believe that the system is unique in its ability to link information read from a tag with video clips and pictures from the scene surrounding the tag.

     Typical applications of our products include:

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

Engineering and Development

     The Prism Video™ product line provides flexible capture and placement of video on a network for recording and display over the network. During 2002, we completed development of specific feature and function enhancements to our Prism Video™ product line that integrators have requested. We are developing advanced video processing algorithms and will continue to focus on these algorithms to increase the intelligence of our video appliances. Examples of these algorithms include advanced motion detection, motion tracking, speed and direction measurement, object addition and subtraction detection, facial recognition and people counting.

     During 2003 we introduced an electronic bracelet for automatically identifying, tracking and protecting people or assets. We also introduced an anti-tamper cargo container tag to support Operation Safe Commerce initiatives. We expect to reduce the cost of a personnel tag compared to previous form factors. We continue to look at the development of new semiconductors for integrating RFID functions into smaller and less costly devices. We intend to work toward the inclusion of various sensors, such as motion, humidity and power, to enable the tagging system to more fully address market needs in the data center and logistics markets. We anticipate that third party improvements to battery technology and manufacturing methods will enable size reduction as well as lower costs.

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

     The Prism Video™ is a complete end-to-end system, which includes video transmitters, streaming video cameras, software digital recording, web display, and wireless handheld display are all integrated in an open architecture fashion on the network using the LAN and Internet. The solution reduces the need for special camera cabling, also enabling network-based video recording to be placed in geographically optimal positions. With the video on the network, all video is viewable from anywhere in the world the network provides authorized access. The all-digital solution focuses on event-based security breach detection, alarming, and evidence recording and notification. It makes a video security system more economic, have a greater geographical reach and operate more effectively. Personnel are able to focus on prevention and response rather than on evidence processing. Its efficiency is derived in part from advanced video compression performance. Whether the video is compressed in the LANcam™ camera, the LANconnect™ network appliance products, or in a MicroMole video transmitter, the compression will use between two and thirty times less bandwidth than uncompressed systems. This means more cameras can be used on a given network, and if only standard modem links are available, the video performance will still be adequate. Even the fast performance proprietary scheme, VSLE, can be converted to the Windows standard .avi frame format for software-only recording and live display. The network appliances under the LANconnect product family are programmable, ready for upgrades in compression types and advanced video processing, which allows automated detection of security breaches. Axcess believes that its solutions provide an inherent parts cost advantage over competitor’s digital video devices due to the simplicity of the compression code when implemented in an embedded system such as the LANcam. Similarly, because of this compression efficiency, stored video will take up less capacity on a hard drive, or other type of storage media than other digital video recorders. All camera, transmitter, and storage products are network enabled. The Prism Video™ line includes over thirty interfaces to peripheral control equipment such as pan, tilt, zoom, and multiplexers making it compatible with legacy CCTV equipment and requirements.

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

Research and Development

     If we have sufficient working capital, we plan to continually develop new products utilizing our existing technology and we plan to bring new products to market throughout 2004. New products in both video and RFID will be built upon the core platforms now in place. In RFID, we believe that our new tag with a key-fob form factor and electronic bracelet will offer a lower cost and smaller version of the existing personnel access control tags. We believe these new tags will also be used for protecting assets from theft. In video, we believe the complete TCP/IP network-based solution the company provides to be the winning CCTV architecture, focusing now on the software-based network video recorder (NVR). The new products take advantage of the ability to record and store security video at the camera location and transmit both live and recorded security video via multiple simultaneous connections to critical users. There can be no assurance that we will have sufficient working capital to undertake these activities.

     During 2004 and 2003, we spent $718,278 and $632,974, respectively, for research and development and plan to continue spending similar amounts in fiscal year 2005 to develop products to support our continued revenue growth. However, any such spending will be dependent upon our ability to raise additional capital, as we do not have sufficient revenues to support such an activity using our own resources.

Employees

     As of December 31, 2004, we had nineteen full-time employees and no part-time employees.

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

     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended December 31, 2004. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.

We have a history of losses and expectation of future losses; uncertainty of future profitability; and limits on operations.

     From our incorporation in 1982 through December 31, 2004, we have incurred an accumulated loss of approximately $154.8 million and have been profitable in only one fiscal year during that time. There can be no assurance that we will generate sufficient revenues to achieve profitability in the future. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our continued slow revenue growth and operating losses may indicate circumstances requiring an impairment to be recorded.

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

     Our business, success, growth, operating results, and profitability are dependent upon the skills, experience, efforts, performance, and abilities of members of management and other key personnel. We depend upon members of management and key personnel, including key sales personnel, to generate new business and to service new and existing clients. If any members of management or key personnel were to leave us, our business, success, growth, operating results and profitability could suffer. If we lose any key personnel, we may also be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices, procedures, or client lists by the former personnel. Disclosure or use of this information could harm our business.

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

     As of December 31, 2004, Amphion Ventures LP and affiliates of Amphion Ventures LP, including Amphion Partners, Amphion Investments, Antiope Partners, Amphion Capital Partners (formerly NVW, LLC), Amphion Capital Management LLC and VennWorks LLC (formerly incuVest LLC) (collectively, the “Amphion Group”) owned approximately 65% of our outstanding voting stock. This level of ownership provides the Amphion Group with the power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. Additionally, two of our five directors are affiliates of the Amphion Group. See Security Ownership of Certain Beneficial Owners and Management.

The price of our common stock has been highly volatile and may continue to be highly volatile, which may adversely affect your ability to sell your shares and our ability to raise additional capital.

     The price of our common stock has been highly volatile and may continue to be highly volatile. For instance, from November 1, 2002 through December 31, 2004, our common stock traded from a low of $.025 to a high of $3.60 per share. The price of our common stock has experienced, and may continue to experience, significant volatility in response to many factors, some of which are beyond our control and may not even be directly related to us, including:

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

Item 2. DESCRIPTION OF PROPERTIES.

     Axcess leases a 6,509 square foot facility in Carrollton, Texas, which is used for administrative, engineering and sales offices. This facility is rented on a one year agreement that expires in October of 2005. The monthly rent is $5,000. We also lease 1,500 square feet in Costa Mesa, California, which is used for engineering space. The lease will terminate in September 2005 and the monthly rent is $1,850. We believe these facilities are suitable and adequate to accommodate our operations. We consider each of these facilities to be in good condition and it is our opinion that the facilities are adequately covered by insurance.

Item 3. LEGAL PROCEEDINGS.

     Axcess is engaged in a number of lawsuits with approximately eight vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $104,205. We are currently defending or seeking to settle each of the vendor’s claims. At December 31, 2004, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

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

	2004		2003
QUARTER ENDED	LOW	HIGH	LOW	HIGH

March 31	$1.80	$2.25	$0.30	$0.88
June 30	1.95	3.60	0.56	2.55
September 30	1.90	2.65	2.20	2.85
December 31	1.40	2.10	1.95	2.59

     As of March 28, 2005, we had approximately 695 holders of record of voting common stock.

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

Number of securities
	Number of securities to be	Weighted-average	remaining available
	issued upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	3,288,414	$2.37	1
Equity compensation plans not approved by security holders	—	—	—

Total	3,288,414	$2.37	1

Recent Sale of Unregistered Securities

     During 2004, we issued unregistered securities in connection with each of the transactions described below. The issuance of the Preferred Stock, common stock and promissory notes were exempt from the registration requirements of the Securities Act by virtue of Sections 4(2) and 4(6) thereof as a transaction not involving a public offering and made solely to accredited investors. An appropriate restrictive legend was affixed to the stock certificates and warrants.

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

     During 2004, nine holders elected to convert $500,000 of their notes plus $122,313 of accrued interest into 399,721 shares of Axcess common stock, which were issued during 2004.

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

     During 2004 nine holders elected to convert $68,333 of their note plus $18,646 of accrued interest into 72,947 shares of Axcess common stock, which were issued during 2004. During 2004 the Board elected to convert $9,018 of accrued and unpaid interest into 3,681 shares of Axcess common stock.

2003 Preferred Equity Offering

     We completed a $1,537,500 exempt Preferred Stock Offering during May of 2003. The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend, approximately 15,000 shares of common stock and 100,000 warrants to purchase our common stock exercisable for two years at $1.00 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $2.00. On June 5, 2003 the closing twenty-day average was at $2.02 and the 2003 Preferred converted to 2,050,001 shares of Common Stock. In December 2003, we completed an SB-2 registration registering the common shares issued in relation to the 2003 Preferred Equity Offering. In December 2004, we completed an SB-2 registration registering the common shares underlying the warrants issued in connection with the 2003 Preferred Equity Offering.

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

     In December 2003, Axcess raised a net of approximately $362,250 of additional working capital through a second closing of the 2003B Preferred. In connection with the second close of the 2003B Preferred Stock offering including commissions; Axcess issued 220,000 shares of 2003B Preferred and 240,000 warrants.

     In December 2004, we completed an SB-2 registration registering the common shares underlying the warrants issued in connection with the 2003B Preferred Equity Offering.

2004 Preferred Equity Offering

     During the second quarter of 2004 the Company raised a net of approximately $1,200,000 of additional working capital through an exempt Preferred Stock offering. The Preferred Stock is designated as 2004 Preferred and consists of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into common stock on a one for one basis if the closing twenty-day average stock price is over $4.00 per share or when we achieve a full quarter of profitability.

VennWorks LLC

     In December 2003, VennWorks agreed to convert the entire amount of their outstanding demand notes ($1,130,233) plus all accrued unpaid dividends ($171,240) into 1,831,332 common shares and an equal number of warrants priced at $2.75 that will expire in two years from their date of issue. The shares were issued during 2004. In December 2004, we completed an SB-2 registration registering the common shares underlying the warrants issued with conversion.

Amphion Ventures, LP

     Axcess reached an agreement with Amphion Ventures LP with regards to the notes between the Parties. Axcess was indebted to Amphion Ventures LP for $5,530,637 of principal and accrued interest. Amphion Ventures LP owed Axcess $4,711,915 of note receivable and accrued interest. The above-described notes were set off against each other there by reducing the debt owed Amphion Ventures LP by Axcess to $818,722. Amphion Ventures LP also agreed to convert the remaining amount of demand notes and accrued interest into 294,476 common shares and an equal number of warrants priced at $2.75 that will expire in two years. The shares were issued during 2004. In December 2004, we completed an SB-2 registration registering the common shares underlying the warrants issued with conversion.

PV Proceeds Holdings, Inc.

     Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million of non-interest bearing note that was due December 31, 2002 and in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007. As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess. The warrants have an exercise price of two dollars ($2.00) per share and shall expire on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest of the new note is paid. Axcess has also agreed to certain provisions that would further reduce the principal amount over time. In December 2004, we completed an SB-2 registration registering the common shares underlying the warrants issued with the extension.

     On October 10, 2003 PV Proceeds Holdings, Inc. elected to convert their Series 1999 Preferred Stock plus accrued dividends into 692,142 shares of Axcess common stock contingent upon this Registration Statement becoming effective within 90 days from the date hereof. The shares were issued during 2004. On December 2, 2003, our SB-2 Registration statement went effective. PV Proceeds Holdings, Inc. has agreed to certain limitations on the sale of these shares based on our current and future share trading volumes.

JP Morgan SBIC LLC (formerly known as J.P. Morgan Investment Corporation)

     Axcess issued to JP Morgan a Senior Promissory Note (“Note”) originally entered on June 25, 1997 and the last amendment was on April 12, 2002. The Note was due on December 31, 2003 and as of December 31, 2003 has an outstanding principal balance of $400,000 and unpaid interest thereon of $169,796. JP Morgan agreed to convert that amount of notes and accrued interest into 227,918 common shares. The shares were issued during 2004.

     JP Morgan agreed to convert $28,018 of Preferred Series J (including accrued dividends) into 11,173 shares of common stock of Axcess. JP Morgan also agreed to convert $106,795 of Preferred Series I (including accrued dividends) into 42,590 shares of common stock of AXCESS. The shares were issued during 2004.

Antiope Partners LLC

     Antiope Partners LLC agreed to convert $759,900 of Preferred Series I (including accrued dividends) into 303,960 shares of common stock of Axcess. Antiope Partners LLC also agreed to convert $1,816,719 of Preferred Series J (including accrued dividends) into 726,688 shares of common stock of Axcess. The shares were issued during 2004.

Jackson Hole

     Jackson Hole agreed to convert $427,300 of Preferred Series C (including accrued dividends) into 173,858 shares of common stock of Axcess. Jackson Hole also agreed to convert $170,520 of Preferred Series J (including accrued dividends) into 68,208 shares of common stock of Axcess. The shares were issued during 2004.

Ardinger

     Ardinger agreed to convert $621,922 of Preferred Series I (including accrued dividends) into 248,769 shares of common stock of Axcess. Ardinger also agreed to convert $24,119 of Preferred Series J (including accrued dividends) into 9,648 shares of common stock of Axcess. The shares were issued during 2004.

Common Stock for Services Rendered

     On July 16, 2004 we issued 25,000 restricted common shares to Equitis, Inc. to compensate them for services provided to Axcess. During 2004 we cancelled 100,000 unvested shares that had been issued to MRB for services rendered.

Common Stock

     During 2004 we had four employees exercise 85,800 stock options.

Other Matters relating to future amortizable charges

     As of December 31, 2004 we have $830,455 of debt discount and deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the related debt. In connection with the issuance of the 2003B Preferred Stock, we recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock. In connection with the issuance of the 2004 Preferred Stock, we recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recent Developments: Going Concern and Liquidity Problems

     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2004. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

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

Sales and Marketing Initiatives

     In the past our sales volume has not been sufficient to sustain our operations. During 2004 we were able, through the recent financing, to initiate a new marketing emphasis, which is intended by us to build sales, primarily of our RFID products. During 2005, we are optimistic about our ability to grow the business. We continue to see broad-based awareness and acceptance of RFID as whole world-wide. Our three accomplishments during 2004 which should assist in growing revenue during 2005 are:

1.	We were able to secure a number of important reference accounts in 2004;

2.	We grew the integrator channel;

3.	We began our thrust into Supply Chain tagging.

     While there can be no assurance that our efforts will be successful, we believe that these accomplishments will assist us in our goal of becoming profitable.

     See “Risk Factors.”

Results of Operations

     Sales and Gross Profit. Sales for the year ending December 31, 2004 and 2003 were $911,565 and $915,825, respectively. We realized gross profits of $457,476 in 2004 and $204,899 in 2003. One customer accounted for 14% of total revenue in 2004 and three customers accounted for 28% of total revenue in 2003. Cost of sales for the year ended December 31, 2004 and 2003 were $439,215 and $562,060, respectively. We also recorded a charge of $14,874 for inventory impairment during the year ended December 31, 2004 compared to $148,866 for the year ended December 31, 2003. The impairment was as a result of the change in strategy from self-manufacturing to contract manufacturing. The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products. The decrease in sales was as a result of the change of focus from video to RFID during 2003. The margin improvement (excluding inventory impairment charge) is driven by the production staff not being at full capacity and continued move towards contract manufacturing.

     Radio frequency identification (RFID) product sales were $772,475 and $587,100 for the year ended December 31, 2004 and 2003, respectively. Cost of sales was $378,956 for the year ended December 31, 2004 and $374,727 for the year ended December 31, 2003. We also recorded a charge of $5,498 and $35,746 for inventory impairment during the year ended December 31, 2004 and 2003, respectively. The impairment was as a result of our change in strategy from self-manufacturing to contract manufacturing. The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products. As a result, gross profits from RFID products were $388,021 for the year ended December 31, 2004 and $176,627 for the year ended December 31, 2003. The increase in gross margin is related to improved utilization of the production costs, reduction in warranty expense and more favorable prices from our contract manufactures. One customer accounted for 16% and two customers accounted for 26% of the RFID sales during 2004 and 2003, respectively.

     Digital video product sales were $139,090 and $328,725 for the year ended December 31, 2004 and 2003, respectively. Cost of sales was $60,260 for the year ended December 31, 2004 and $187,333 for the year ended December 31, 2003. We also recorded a charge of $9,375 and $113,120 for inventory impairment during the year ended December 31, 2004 and 2003, respectively. The impairment was as a result of our change in strategy from self-manufacturing to contract manufacturing. The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products. As a result, gross profits from digital video products were $69,455 for the year ended December 31, 2004 and $28,272 for the year ended December 31, 2003. The increased margin percent was primarily due to improved utilization of the production costs, reduction in warranty expense and the decrease in inventory impairment. Three customers accounted for 65% of the video sales during both 2004 and 2003.

     Operating Expenses. Operating expenses were $3,276,932 and $2,641,681 in 2004 and 2003, respectively. This increase was due to increased salaries, increased advertising, additional research and development and the hiring of outside professional services companies.

     Research and development expenses were $718,278 in 2004 and $632,974 in 2003. The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increase in contract labor for a software development project and some additional travel offset by the downsizing of the California facility, fewer prototype projects and completion of Canadian certification testing.

     Corporate general and administrative expenses were $1,528,937 and $1,287,944 in 2004 and 2003, respectively. The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003 and increased spending on investor relations firms. However, we were able to offset some of that increase with a reduction in legal expenses, reduction in insurance expense and lower telephone costs.

     Selling and marketing expenses were $827,323 and $280,190 in 2004 and 2003, respectively. The increase is a result of increased salaries from the recession of the pay reduction implemented during 2003, increased headcount, additional market research and an increase in advertising. We attended several trade shows during 2004 as well as placed several advertisements. We are attempting to reestablish our place in the market. Based on independent market research received during 2004, we decided to enter the transportation and logistics segment. To that effect in the second half of 2004 we added two key senior level sales and marketing vice presidents. During 2004 we also attempted to increase our level of marketing and advertising to drive more sales.

     Depreciation and amortization expenses were $202,394 for 2004 compared to $440,573 for 2003. The decrease is related to lower amortization expense related to our intangible assets and lower depreciation expense as a result of the age of the equipment, the closing of the Georgia facility and the downsizing of the California and Texas facilities.

     Other expenses, net. Other expenses, net, were $597,096 and $7,134,877 in 2004 and 2003, respectively. During 2003, we exchanged and modified a significant amount of our debt for common shares and warrants. As a result of those transactions we recorded a charge of $6,328,527 for the excess of the value of the shares and warrants issued over the book value of the notes and had a reduction of interest expense of $367,625 in 2004 compared to 2003. We also were able to continue to settle several accounts payable issues relating to prior periods at a discount from the accrued amounts. During 2004 we had settlements from vendors of $177,787 compared to $355,848 during 2003.

     Net Loss. Net loss was $3,416,552 and $9,571,659 in 2004 and 2003, respectively. The decrease is due primarily to the expenses related to the balance sheet restructuring in 2003, lower inventory impairment and reduced interest expense. Offset by increased salaries from the recession of the pay reduction implemented during 2003, increased selling and marketing headcount and advertising, an increase in investor relations fees and a reduction in gains on settlements of account payables.

     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $299,481 in 2004 compared to $1,841,670 in 2003. The decrease was primarily due to the recording of a beneficial conversion discount of $614,516 for the 2003 preferred stock converted during 2003 and the significant reduction in the number of preferred shares outstanding in 2004.

Liquidity and Capital Resources

     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet our working capital requirements. At December 31, 2004, we had working capital deficit of $1,006,650.

     Our operations continued to generate losses in 2004. Our cash decreased $1,702,876 during 2004 with operating activities using $2,769,868 of cash. We funded operations primarily through borrowings and equity offerings with financing activities providing net cash of $1,107,454. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2005 is predicated principally upon the successful marketing of our RFID and digital video products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2005.

     Our working capital requirements will depend upon many factors, including the extent and timing of our product sales, our operating results, the status of competitive products, and actual expenditures and revenues compared to our business plan. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. We intend to address our liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.

     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2004. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

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

Other Matters relating to future amortizable charges

     As of December 31, 2004 we have $830,455 of debt discount and deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the related debt. In connection with the issuance of the 2003B Preferred Stock, we recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock. In connection with the issuance of the 2004 Preferred Stock, we recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123R (SFAS 123R), a revision of SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123R will require us to record compensation expense for the unvested fair value of our equity instruments given to our employees. We are in the process of evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations. However, the adoption of SFAS 123R will have no effect on our cash flows, but will have an adverse impact on our results of operations.

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

     Deferred Tax Valuation Allowance

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

Item 8A. CONTROLS AND PROCEDURES.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive, to allow timely decisions regarding required disclosure.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Management of Axcess

     The Board elects executive officers annually at its first meeting following the annual meeting of stockholders. The following table sets forth, as of March 28, 2005, Axcess’ directors, executive officers and significant employees, their ages, and their positions within Axcess.

Name	Age	Position	Committee

Richard C.E. Morgan	60	Chairman of the Board of Directors	(1) (3) (4)
Allan Griebenow	52	Director, President and Chief Executive Officer	(1) (4)
Allan L. Frank	41	Vice President, Secretary and Chief Financial Officer
Robert J. Bertoldi	50	Director	(2) (4)
Paul J. Coleman, Jr.	73	Director	(2) (4)
Robert F. Hussey	55	Director	(2) (3) (4)
Jim A. Ferguson	63	Vice President, Strategic Sales
Peter J. Dehring	42	Vice President, Marketing

(1)	Executive Committee

(2)	Audit Committee

(3)	Compensation Committee

(4)	Nominating and Governance Committee

     Richard C. E. Morgan has served as a director and Chairman of the Board of the company since 1985. Since 2003 Mr. Morgan has been Chairman and Chief Executive Officer of Amphion Capital Partners LLC a private equity and venture firm that he co-founded. In November 1999, Mr. Morgan co-founded VennWorks LLC, a venture capital company and since then has served as its Chairman and Chief Executive Officer. In 1995, Mr. Morgan co-founded Amphion Capital Management, LLC, a private equity and venture capital firm, and since then has served as one of its Managing Members. From 1986 Mr. Morgan has been a Managing Member of Wolfensohn Partners, LP, (now known as Amphion Partners LLC), the General Partner of Wolfensohn Associates LP (known as Amphion Ventures LP) a technology and life science fund. Mr. Morgan serves on the Board of Directors of Celgene Corp., which develops and markets biotechnology products. Mr. Morgan is also a director of several private and non-profit companies, including Orbis International, Inc., a non-profit organization dedicated to fighting blindness worldwide.

     Allan Griebenow has served as a director, President and Chief Executive Officer of the Company since July 1999. He founded Prism Video, Inc. in 1994 and was Chief Executive Officer of Prism Video, Inc. from 1994 to July 1999. Mr. Griebenow was President, CEO and a Director of PV Holdings, Inc. until December 2003. Mr. Griebenow spent the past twenty years in the telecommunications and advanced applications industries. He started his career in 1979 as a Presidential Management Intern with NASA, and holds a B.S. in Business Administration from the University of Maryland and an MBA from San Francisco State University.

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

     Robert J. Bertoldi has been a director of the Company since June 2000. Since 2003 he has been the President and Chief Financial Officer of Amphion Capital Partners LLC a private equity and venture capital firm that he co-founded. Since January 2000, Mr. Bertoldi has been the President of VennWorks, LLC, a venture capital company that he co-founded. Since 1995, Mr. Bertoldi has been a Managing Member of Amphion Capital Management, LLC, a private equity and venture capital firm, and of Amphion Partners LLC, the General Partner of Amphion Ventures LP, a technology and life science fund. Prior to 1995 Mr. Bertoldi served as the Chief Financial Officer of James D. Wolfensohn Inc. and Hambro America Inc.

     Paul J. Coleman, Jr. has served as a director of the Company since 1982. He is President and Chief Executive Officer of the Girvan Institute of Technology, a non-profit, public benefit corporation engaged in research, technology development, and education related to high-technology enterprise. Dr. Coleman is an emeritus professor of space physics at the University of California at Los Angeles (“UCLA”). He currently serves as a director of Knowledge Vector, Inc., Girvan Ventures, Inc. Moffett Management Pvt. Ltd., and the Girvan Institute. He is a former director of CACI International, Fairchild Space and Defense Corporation, the Universities Space Research Association (USRA) and others. He has held positions as assistant director of the Los Alamos National Laboratory; president and chief executive officer of USRA, (managing) director of the Institute of Geophysics and Planetary Physics at UCLA; and (managing) director of the National Institute for Global Environmental Change of the U.S. Department of Energy.

     Robert F. Hussey has served on the Board since September 2002. Mr. Hussey currently serves as Chief Operating Officer and Director of H.C. Wainwright & Co. and interim President, CEO and Director Digital Lightwave, Inc. Mr. Hussey also serves on the boards of i2Telecom, Inc., NUR Corporation, Distributed Power Corporation and on the board of advisors for Argentum Capital Partners. From 1991 through 1996, Mr. Hussey served as President, CEO and Director of MetroVision of North America. From 1984 through 1991, Mr. Hussey was Founder, President, CEO and Director of POP Radio Corp. Prior to POP Radio, Mr. Hussey worked at Grey Advertising, Inc., E.F. Hutton and American Home Products, Inc. Mr. Hussey received a B.S. in Business Administration from Georgetown University and an MBA in International Business from George Washington University.

     James A. Ferguson has served as Vice President, Strategic Sales since June 2004. From June 2002 through May 2004, Mr. Ferguson was Vice President, Business Development for Innovision Research & Technology PLC, a United Kingdom based application specific integrated circuit (ASIC) design organization. From 2000 to 2002, Mr. Ferguson served as National Sales Manager with Axcess. From 1997 to 2000, Mr. Ferguson served as Regional Sales Manager with Prism Video, Inc. Mr. Ferguson has served in numerous technology sales positions with Xerox Corporation and Wang Laboratories. Mr. Ferguson was a commission USAF officer from 1967 to 1972. Mr. Ferguson holds a B.S. in Business Administration from the University of Arizona and a M.S. from Ball State University.

     Peter J. Dehring has served as Vice President, Marketing since July 2004. From 2003 through 2004, Mr. Dehring was Director, Reorganization for Adelphia Communications. From 2000 to 2001, Mr. Dehring served as a Principal and Associate Director for Arthur D. Little Management Consulting. From 1996 to 2000, Mr. Dehring was Senior Director for U S West / Qwest Communications and from 1994 to 1996 he was Managing Consultant for A T Kearney Management Consulting. Mr. Dehring holds a B.S. from the Louisiana State University and an MBA from Tulane University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Exchange Act, directors, certain officers and beneficial owners of 10% or more of the Company’s Voting Common Stock are required from time to time to file with the Securities and Exchange Commission reports on Forms 3, 4 or 5, relating principally to transactions in Company securities by such persons. Based solely upon a review of Forms 3, 4 and 5 submitted to Axcess during and with respect to 2003, all of these individuals or entities timely filed their respective Forms 3, 4 or 5 required by Section 16(a) of the Exchange Act during 2003, except for Amphion Ventures, LP and VennWorks LLC.

     Each of Amphion Ventures and VennWorks failed to file Form 4s to report the issuance in 2003 by Axcess of promissory notes convertible into common stock, the conversion of shares of preferred stock into common stock, the conversion of demand notes in to common stock, the purchase of Convertible debt. These transactions are described more fully under Item 12. “Certain Relationships and Related Transactions —Amphion Ventures, LP Promissory Note Issuances and Conversions,” Item 12. “Certain Relationships and Related Transactions—VennWorks LLC Promissory Note Issuances and Conversions,” and Item 12. “Certain Relationships and Related Transactions—Preferred Stock Conversions.”

Item 10. EXECUTIVE COMPENSATION.

     The following table summarizes the compensation earned by Axcess’ Chief Executive Officer and Axcess’ two other most highly compensated executive officers (whose annualized compensation exceeded $100,000) (collectively called the “named executive officers”), for services rendered in all capacities to Axcess during the fiscal years ended December 31, 2004 through 2002.

	Summary Compensation Table
			Annual		Long-Term	All Other
			Compensation		Compensation	Compensation
					Securities
			Salary	Bonus	Underlying Options
Name and Principal Positions	Year		($)	($)	(#)	($)

Allan Griebenow	2004		230,946	—	156,568	—
President and Chief Executive Officer	2003		177,651	—	163,000	—
	2002	(1)	182,090	—	85,000	—

Allan L. Frank	2004		180,937	—	147,968	—
Vice President, Secretary	2003		139,448	—	100,000	—
And Chief Financial Officer	2002	(2,3)	103,039	—	285,000	—

James A. Ferguson	2004	(4)	49,096	—	75,000	—
Vice President, Strategic Sales	2003		—	—	—	—
	2002	(5)	38,306	—	—	—

Peter J. Dehring	2004	(6)	73,365	—	100,000	—
Vice President, Marketing

(1)	Includes $11,528 of accrued salary expense that Axcess has not paid.

(2)	Represents compensation earned from March 2002, when Mr. Frank joined Axcess.

(3)	Includes $8,403 of accrued salary expense that Axcess has not paid.

(4)	Represents compensation earned from June 2004, when Mr. Ferguson rejoined Axcess.

(5)	Mr. Ferguson resigned his position as of May 31, 2002.

(6)	Represents compensation earned from July 2004, when Mr. Dehring rejoined Axcess.

Stock Option Grants in 2004 to Axcess’ Named Executive Officers

     The following table provides information regarding the stock options granted by us to the named executive officers during the fiscal year ended December 31, 2004. Other than those persons listed in the following table, we did not grant any stock options to any other named executive officers. One-fourth of each of the options listed in the table below vested on the anniversary of the grant date.

	Option Grants in Last Fiscal Year
	Individual Grants
	Number of		Exercise
	Securities	% of	Or Base
	Underlying	Total Options	Price
	Options	Granted to	($ / share)	Expiration
Name	Granted (#)	Employees	(1)	Date

Allan Griebenow	156,568	17%	$2.00	03/16/2014
Allan L. Frank	147,968	16%	$2.00	03/16/2014
James A. Ferguson	75,000	8%	$2.45	08/25/2014
Peter J. Dehring	100,000	11%	$2.55	08/25/2014

(1)	The exercise price is equal to the closing price of our Common Stock on the date of the grant.

Aggregate Option Exercises in 2004 by Axcess’ Executive Officers

     The following table provides information as to options exercised, if any, by each of the named executive officers in 2004 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of our Voting Common Stock on December 30, 2004 ($1.75 as reported on the Over-The-Counter Bulletin Board).

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-the-Money Options at
	On	Value	Options at December 31, 2004		December 31, 2004
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Allan Griebenow	—	$—	892,406	236,666	$222,175	$2,125
Allan L. Frank	—	$—	242,500	290,468	$137,125	$2,125
James A. Ferguson	—	$—	—	75,000	$—	$—
Peter J. Dehring	—	$—	—	100,000	$—	$—

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of each class of stock beneficially owned as of March 28, 2005, by each person known by Axcess to be the beneficial owner of more than five percent of any class of our voting securities as of March 28, 2005. Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

Name and Address of		Amount and			Percentage of
		Nature of		Percentage	Common
Beneficial Owner	Title of Class	Beneficial Owner		of Class	Voting Power

Amphion Group (1)	Voting Common Stock	20,302,864	(2)	55.0%	51.1%
330 Madison Avenue
New York, NY 10017

(1)	See the following table regarding the beneficial ownership of the Amphion Group.

(2)	Includes 3,134,056 shares that the Amphion Group has the right to acquire pursuant to warrants and options that are exercisable within 60 days.

     The following table sets forth the number of shares beneficially owned by the Amphion Group, which is defined to include Mr. Richard C.E. Morgan, a British citizen and Chairman of the Board of Directors of the Company (“Mr. Morgan”), Mrs. Anna Morgan, a British citizen and wife of Richard C.E. Morgan (“Mrs. Morgan”), Robert J. Bertoldi, a U.S. citizen and Director of the Company (“Mr. Bertoldi”), Amphion Ventures, LP, a Delaware limited partnership (“Amphion Ventures”),

Amphion Partners, LLC, a Delaware limited liability company (“Amphion Partners”), Amphion Investments, LLC, a Delaware limited liability company (“Amphion Investments”), Antiope Partners, LLC, a Delaware limited liability company (“Antiope Partners”), Amphion Capital Management, LLC, a Delaware limited liability company (“ACM”), NVW,LLC a Delaware limited liability company (NVW”) and VennWorks, LLC, a Delaware limited liability company formerly known as incuVest, LLC, (“VennWorks”).

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

	Voting
	Common		Warrants		Options		Total

Amphion Ventures LP	9,219,305		795,472	(1)	—		10,014,777
VennWorks LLC	5,677,006		1,831,332	(2)	—		7,508,338
Antiope Partners LLC	1,109,182		—		—		1,109,182
Amphion Capital Partners LLC	568,136		218,000	(3)	—		786,136
Mr. Morgan	506,354	(4)	41,689	(5)	63,323	(6)	611,366
Mr. Bertoldi	—		25,584	(7)	120,323	(8)	145,907
Amphion Capital Management LLC	16,700		38,333	(9)	—		55,033
Amphion Investments LLC	44,000		—		—		44,000
Amphion Partners LLC	28,125		—		—		28,125

Total of Amphion Group	17,168,808		2,950,410		183,646		20,302,864

(1)	Includes four different grants ranging in price ($2.10 to $2.75) and expiration dates (September 30, 2005 to October 22, 2008).

(2)	Exercise price of $2.75 and expiration date of November 30, 2005.

(3)	Includes three different grants ranging in price ($1.00 to $2.75) and expiration dates (May 15, 2005 to January 28, 2010).

(4)	Includes 104,584 shares of common stock issued to Mrs. Morgan, the wife of Mr. Morgan.

(5)	Includes two different grants ranging in price ($1.00 to $1.50) and expiration dates (May 15, 2005 to January 28, 2010)

(6)	Options to purchase 63,323 shares of common stock that are exercisable within 60 days.

(7)	Exercise price of $1.00 and expiration date of May 15, 2005.

(8)	Options to purchase 120,323 shares of common stock that are exercisable within 60 days.

(9)	Exercise price of $1.26 and expiration date of May 15, 2005.

     The following table sets forth the number of shares of each class of stock beneficially owned as of March 28, 2005, by each director who beneficially owns equity securities and the executive officers of Axcess, and all of our directors and executive officers as a group. The business address of each director and executive officer is c/o Axcess International, Inc., 3208 Commander Drive, Carrollton, Texas 75006. To Axcess’ knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder, except for Mr. Morgan’s beneficial ownership, which is discussed in the introduction to the previous table above.

		Amount and
		Nature of	Percentage	Percentage
Name of		Beneficial	of	of Common
Beneficial Owner	Title of Class	Owner	Class	Voting Power

Richard C.E. Morgan (1)	Voting Common Stock	17,168,808	64.6%	64.6%
Robert J. Bertoldi (2)	Voting Common Stock	16,662,454	62.7%	62.7%
Allan Griebenow (3)	Voting Common Stock	14,580	*	*
Paul J. Coleman, Jr. (4)	Voting Common Stock	80	*	*
Allan L. Frank (5)	Voting Common Stock	—	*	*
Robert F. Hussey (6)	Voting Common Stock	—	*	*
James A. Ferguson	Voting Common Stock	—	*	*
Peter J. Dehring	Voting Common Stock	—	*	*
All Directors, Director	Voting Common Stock	17,183,072	64.6%	64.6%
Nominees and Executive Officers as a group (8 individuals)

*	Less than 1%.

(1)	The number of shares of voting common stock includes 401,770 shares held directly, 16,662,454 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above), 104,584 shares owned by Mr. Morgan’s wife. However, the number of shares of voting common stock excludes 105,012 shares that Mr. Morgan has the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days, 2,950,410 shares that entities within the Amphion Group have the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Morgan disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(2)	Includes 16,662,058 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above). However, excludes 145,907 shares that Mr. Bertoldi has the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days and 2,950,410 shares that entities within the Amphion Group have the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Bertoldi disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(3)	Includes 14,580 shares of common stock held directly by Mr. Griebenow and 280 shares owned jointly with his wife. Excludes 969,146 shares that Mr. Griebenow has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(4)	Includes 80 shares of common stock held directly by Mr. Coleman and excludes 138,000 shares that Mr. Coleman has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(5)	Excludes 329,492 shares that Mr. Frank has the right to acquire pursuant to options that are exercisable within 60 days.

(6)	Excludes 72,823 shares that Mr. Hussey has the right to acquire pursuant to options that are exercisable within 60 days.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

VennWorks LLC

     In December 2003, VennWorks agreed to convert the entire amount of their outstanding demand notes ($1,130,233) plus all accrued unpaid dividends ($171,240) into 1,831,332 common shares and an equal number of warrants priced at $2.75 that will expire on November 30, 2005. The shares and warrants were issued in the first part of 2004.

Amphion Ventures LP

     Axcess reached an agreement with Amphion Ventures LP with regards notes between the Parties. Axcess was indebted to Amphion Ventures LP for $5,530,637 of principal and accrued interest. Amphion Ventures LP owed Axcess $4,711,915 of note receivable and accrued interest. The above-described notes were set off against each other there by reducing the debt owed Amphion Ventures LP by Axcess to $818,722. Amphion Ventures LP also agreed to convert the remaining amount of demand notes and accrued interest into 294,476 common shares and an equal number of warrants priced at $2.75 that will expire on November 30, 2005. The shares and warrants were issued in the first part of 2004.

     Amphion Ventures currently hold warrants to purchase an additional 500,996 shares of Axcess common stock. The exercise price range from $2.10 to $2.75 and expire between September 30, 2005 and October 22, 2008.

Amphion Investment LLC

     Axcess reached an agreement with Amphion Investment LLC with regards to the note executed between them for $393,787 of principal and accrued interest. Amphion Investment LLC consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007.

Antiope Partners LLC

     Antiope Partners LLC agreed to convert $759,900 of Preferred Series I (including accrued dividends) into 303,960 shares of common stock of Axcess. Antiope Partners LLC also agreed to convert $1,816,719 of Preferred Series J (including accrued dividends) into 726,688 shares of common stock of Axcess. The shares were issued in the first part of 2004.

PV Proceeds Holdings Inc.

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

     PV Proceeds Holdings, Inc. currently has warrants to purchase up to 500,000 additional common shares of Axcess. The exercise price of the warrants is $2.00 and they expire February 15, 2008 or forty-five days after the note and interest are paid in full.

Amphion Capital Partners LLC (formerly NVW LLC)

     In January 2004, Axcess entered into a one year Advisory Agreement with Amphion Capital Partners LLC (formerly knows as NVW L.L.C) (“ACP”), ACP agreed work cooperatively with us to assist in our growth as set forth. ACP may provide Axcess: (i) Identify, evaluate, and advise on a variety of options for Axcess’ to undertake to enhance its current capital structure including business model, financial operations, operational, managerial, strategic, CRM, and strategic technology partnering, (ii) Prepare or coordinate with Axcess and others in the development of business plans, investor presentations, and financial models, when appropriate; (iii) Advise and assist Axcess with strategies relating to asset development, asset enhancement and maximization of asset utilization, including those associated with any intellectual property assets, (iv) Advise and assist Axcess in connection with the preparation of any registration statements, periodic or other SEC reports or proxies, and (v) Coordinate with, and advise on with the activities of outside professionals, including without limitation attorneys, accountants, market professionals. In return Axcess has agreed to pay ACP $5,000.00 per month in advance. This agreement was terminated on December 31, 2004.

     In 2005, Axcess has entered into a one year Borrowed Employees and Advisory Agreement with Amphion Capital Partners LLC (“ACP”), to assist us in a variety of areas relating to investor relations and technology research. ACP will provide Axcess with the use of employees who will be dedicated, on a part-time basis, to provide these services, in addition to the services of Robert Bertoldi and Richard Morgan. ACP will provide Axcess the following: (i) Identification, evaluation and advice on a variety of options the Axcess to undertake to enhance its current technology offering, including sources of complementary technology and technology partnering; (ii) Investor relations services, including becoming the initial point of contact for the Preferred Equity Investors, providing both materials and information to interested parties; (iii) Advice and assistance with strategies relating to asset enhancement and maximization of asset utilization, including those associated with and intellectual property assets. In return Axcess has agreed to pay ACP $7,500 per month in advance.

     ACP currently has warrants to purchase up to 317,440 additional common shares of Axcess. The exercise price of the warrants range in price from $1.00 to $2.75 and they expire between May 15, 2005 and January 28, 2010.

Other Matters

     On July 30, 2002, the wife of Richard C.E. Morgan invested $100,000 in Axcess, pursuant to the terms of a bridge financing agreement. Mrs. Morgan acquired a convertible promissory note in the principal amount of $100,000 and 25,000 unregistered shares of Axcess’ common stock. Axcess registered the common shares in December 2003, and Mrs. Morgan agreed not to sell more than one-third of the shares in any calendar month. Axcess and Mrs. Morgan made certain representations and warranties in the bridge financing agreement. The convertible promissory note bears interest at a rate of seven percent compounded annually. At each of July 30, 2003; July 30, 2004; and July 30, 2005, Mrs. Morgan may elect to convert one-third of the principal amount of the note (plus accrued interest thereon) into shares of the Axcess’ common stock, provided that we have not, on or prior to each such conversion date, retired one-third of the principal amount of the Note. The conversion price initially is 65% of the average closing price of a share of our common stock for the twenty trading days preceding the given anniversary date, provided that the maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share, and the conversion price is subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in Axcess’ shares of common stock. Subject to Mrs. Morgan’s right to convert the note in accordance with its terms, the note may be prepaid without penalty. On May 10, 204 Mrs. Morgan elected to convert $33,333 of the principal or accrued interest into 33,412 shares of Axcess common stock.

     In January 2003, the wife of Richard C.E. Morgan invested an additional $20,000 in Axcess, pursuant to the terms of a bridge financing agreement. Mrs. Morgan acquired a convertible promissory note in the principal amount of $20,000 and 40,000 unregistered shares of Axcess’ common stock. Axcess registered the common shares in December 2003, and Mrs. Morgan agreed not to sell more than one-third of the shares in any calendar month. Axcess and Mrs. Morgan made certain representations and warranties in the bridge financing agreement. The convertible promissory note bears interest at a rate of seven percent compounded annually. At each of January 31, 2004; January 31, 2005; and January 31, 2006, Mrs. Morgan may elect to convert one-third of the principal amount of the note (plus accrued interest thereon) into shares of the Axcess’ common stock, provided that we have not, on or prior to each such conversion date, retired one-third of the principal amount of the Note. The conversion price initially is 65% of the average closing price of a share of our common stock for the twenty trading days preceding the given anniversary date, provided that the maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share, and the conversion price is subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in Axcess’ shares of common stock. Subject to Mrs. Morgan’s right to convert the note in accordance with its terms, the note may be prepaid without penalty. On May 10, 204 Mrs. Morgan elected to convert $6,667 of the principal or accrued interest into 6,172 shares of Axcess common stock.

     Richard C.E. Morgan, the Chairman of Axcess’ Board of Directors, is the owner of 100.00% of Antiope Partners, LLC, 60.01% of Amphion Partners, LLC, 60.00% of Amphion Investments, LLC, 0.49% of Amphion Ventures LP, 60.00% of Amphion Capital Management LLC, 20.84% of Amphion Capital Partners LLC (formerly NVW LLC) and 9.80% of VennWorks, LLC. Mr. Morgan disclaims beneficial ownership of all of Axcess shares held by these entities.

     Robert J. Bertoldi, a director of Axcess, is the owner of 12.79% of Amphion Capital Partners LLC (formerly NVW LLC), 33.98% of Amphion Partners, LLC, 40.00% of Amphion Investments, LLC, 40.00% of Amphion Capital Management LLC, 0.07% of Amphion Ventures LP, and 4.71% of VennWorks, LLC. Mr. Bertoldi disclaims beneficial ownership of all of Axcess shares held by these entities.

     In 2005, Axcess has entered into a one year Borrowed Employees and Advisory Agreement with Amphion Capital Partners LLC (“ACP”), to assist us in a variety of areas relating to investor relations and technology research. ACP will provide Axcess with the use of employees who will be dedicated, on a part-time basis, to provide these services, in addition to the services of Robert Bertoldi and Richard Morgan. ACP will provide Axcess the following: (i) Identification, evaluation and advice on a variety of options the Axcess to undertake to enhance its current technology offering, including sources of complementary technology and technology partnering; (ii) Investor relations services, including becoming the initial point of contact for the Preferred Equity Investors, providing both materials and information to interested parties; (iii) Advice and assistance with strategies relating to asset enhancement and maximization of asset utilization, including those associated with and intellectual property assets. In return Axcess has agreed to pay ACP $7,500 per month in advance.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1 (Registration No. 2-80946)

3.2	By-laws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 2-80946)

3.3	First Amendment to Certificate of Incorporation of the Company dated June 6, 1986. Incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1987.

3.4	Second Amendment to Certificate of Incorporation of the Company dated May 27, 1987. Incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1987.

3.5	Third Amendment to Certificate of Incorporation of the Company dated November 11, 1994. Incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-10665).

3.6	Fourth Amendment to Certificate of Incorporation of the Company dated July 28, 1995. Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-10665).

Exhibit No.	Description
3.7	Fifth Amendment to Certificate of Incorporation of the Company dated June 25, 1997. Incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Registration No. 333-10665).

3.8	Sixth Amendment to Certificate of Incorporation of the Company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 13, 1998.

3.9	Seventh Amendment to Certificate of Incorporation of the Company dated March 31, 1998. Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 13, 1998.

3.10	Eighth Amendment to Certificate of Incorporation of the Company dated April 9, 1998. Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 13, 1998.

3.11	Ninth Amendment to Certificate of Incorporation of the Company dated June 9, 1999. Incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

3.12	Certificate of Amendment of Certificate of Incorporation of the Company dated June 6, 2000. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

10.1	1991 Incentive Stock Option Plan, dated August 14, 1991. Incorporated herein by reference to Exhibit 10.10 to Lasertechnics’ Annual Report on Form 10-KSB for the year ended December 31, 1991. +

10.2	Form of Warrant to purchase shares of the Company’s common stock issued to Antiope Partners LLC and Amphion Ventures LP Incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.3	Non-Voting Common Stock Purchase Warrant dated September 30, 1999, to purchase 180,362 shares of the Company’s non-voting common stock, issued to Amphion Ventures LP Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.4	Employment Agreement dated July 16, 1999, by and between the Company and Allan Griebenow. Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999. +

10.5	AXCESS Inc. Stock Option Plan. Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80857). +

10.6	AXCESS Inc. Director Compensation Plan. Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80843). +

10.7	AXCESS Inc. Non-Employee Directors’ Stock Option Plan. Incorporated herein by reference to Exhibit 4. (a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-98160). +

10.8	Amendment No. 1 to the AXCESS Inc. 1991 Incentive Stock Option Plan dated April 26, 2000. Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2000. +

10.9	AXCESS Inc. 2001 Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001. +

10.10	Form of Bridge Financing Agreement, dated as of July 30, 2002, between the Company and certain investors. Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.11	Agreement to amend purchase note and payment terms as of December 12, 2003, executed by AXCESS and PV Proceeds holdings, Inc. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 16, 2003.

10.12	Amended and restated purchase note dated as of December 12, 2003, executed by AXCESS and PV Proceeds holdings, Inc. Incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 16, 2003.

10.13	Agreement to amend demand note dated as of December 12, 2003, executed by AXCESS and Amphion Investment LLC. Incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on December 16, 2003.

10.14	Amended demand note dated as of November 30, 2003, executed by AXCESS payable to Amphion Investment LLC in the principal amount of $393,787. Incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on December 16, 2003.

10.15	Letter dated November 30, 2003, from Antiope Partners LLC regarding conversion Series I Preferred Stock and accrued dividends. Incorporated herein by reference to Exhibit 10.32 on Form 10-KSB filed March 30, 2004.

Exhibit No.	Description
10.16	Letter dated November 30, 2003, from Antiope Partners LLC regarding conversion Series J Preferred Stock and accrued dividends. Incorporated herein by reference to Exhibit 10.33 on Form 10-KSB filed March 30, 2004.

10.17	Agreement to offset and convert between Amphion Ventures LP and Axcess. Incorporated herein by reference to Exhibit 10.34 on Form 10-KSB filed March 30, 2004.

10.18	Agreement to convert between VennWorks LLC and Axcess. Incorporated herein by reference to Exhibit 10.35 on Form 10-KSB filed March 30, 2004.

10.19	Agreement to convert between JP Morgan SBIC and Axcess. Incorporated herein by reference to Exhibit 10.36 on Form 10-KSB filed March 30, 2004.

10.20	Letter dated December 18, 2003, from Jackson Hole regarding conversion Series J Preferred Stock and accrued dividends. Incorporated herein by reference to Exhibit 10.37 on Form 10-KSB filed March 30, 2004.

10.21	Letter dated December 18, 2003, from Jackson Hole regarding conversion Series C Preferred Stock and accrued dividends. Incorporated herein by reference to Exhibit 10.38 on Form 10-KSB filed March 30, 2004.

10.22	Stock Purchase agreement for the 2004 Preferred Equity Offering from May 2004. Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

10.23	Letter dated April 14, 2004, from Ardinger regarding conversion Series I Preferred Stock and accrued dividends. Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

10.24	Letter dated April 14, 2004, from Ardinger regarding conversion Series J Preferred Stock and accrued dividends. Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

10.25	Advisory agreement between NVW LLC and Axcess. Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

10.26	Borrowed employees and advisory agreement between Amphion Capital Partners and Axcess. *

14.1	Code of Ethics for Senior Financial Officers dated and approved by the Board of Director on March 26, 2004. *

21.1	Subsidiaries of the Company. *

23.1	Consent of Hein & Associates LLP. *

31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Audit Committee charter. *

99.2	Nominating and Governance Committee charter. *

99.3	Whistleblower Policy. *

(b) Reports on Form 8-K:

Date	Description
July 19, 2004	On July 19, 2004, Axcess International Inc. filed an 8-K announcing an exclusive license agreement between Axcess and TechSearch dated June 30, 2004.
November 23, 2004	On November 23, 2004 Axcess International Inc. filed an 8-K announcing Tyco International’s ADT group delivered a new product release to its organization announcing that Axcess ActiveTag product line is now available for sale by ADT.
February 2, 2005	On February 2, 2005, Axcess International Inc. filed an 8-K announcing the results for the year ended December 31, 2004.

*	Filed herewith

+	Denotes management contract or compensatory plan.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The following table presents fees for professional audit services rendered by Hein & Associates LLP for the audit of Axcess International Inc.’s annual consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Hein & Associates LLP during those periods.

	December 31,	December 31,
	2004	2003
Audit fees (1)	$68,200	$65,700
Audit related fees (2)	—	—
Tax fees (3)	16,100	10,400
All other fees (4)	—	—

Total	$84,300	$76,100

1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Hein & Associates LLP in connection with statutory and regulatory filings or engagements.

2)	Audit-Related Fees would normally consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(4)	All Other Fees would normally consist of fees for services other than the services reported above.

      Axcess International, Inc.’s Audit Committee approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. Axcess International, Inc.’s Audit Committee has received the written disclosure and the letter from Hein & Associates LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Hein & Associates LLP their independence.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2005.

AXCESS INTERNATIONAL INC.

By:	/s/ Richard C.E. Morgan

Richard C.E. Morgan, Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 31st day of March 2005.

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

Robert F. Hussey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Axcess International, Inc.

We have audited the accompanying consolidated balance sheets of Axcess International, Inc. (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axcess International, Inc., at December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HEIN & ASSOCIATES LLP

January 21, 2005
Dallas, Texas

AXCESS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$461,101	$2,163,977
Accounts receivable — trade, net of allowance for doubtful accounts of $8,859 and $65,367, respectively.	79,965	85,248
Inventory, net	144,714	131,515
Prepaid expenses and other	97,164	148,490

Total current assets	782,944	2,529,230

Property, plant and equipment, net	49,395	61,756
Intellectual property, net	133	149,704
Deferred debt issuance costs	506,889	675,852
Other assets	3,906	595

Total assets	$1,343,267	$3,417,137

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$490,100	$813,976
Accrued liabilities	789,589	802,355
Notes payable:
Convertible notes payable (includes $66,667 with related party in 2004)	483,333	—
Discounts on convertible debt	(289,482)	—
Dividends payable	316,062	125,999

Total current liabilities	1,789,602	1,742,330

Notes payable to stockholders	3,932,092	4,058,956
Convertible notes payable (includes $13,333 and $120,000 with related party in 2004 and 2003, respectively)	236,667	1,288,333
Discount on convertible debt	(34,084)	(680,457)

Total liabilities	5,924,277	6,409,162

Commitments and contingencies (Notes 2, 8 and 13) Stockholders’ deficit:
Stockholders’ deficit:
Convertible preferred stock, 7,000,000 shares authorized	—	536,623
With liquidation preference; 0 and 54 shares issued and outstanding in 2004 and 2003, respectively; $536,623 aggregated liquidation preference in 2003	—	536,623
Without liquidation preference; $0.01 par value, 2,415,000 and 1,790,000 shares issued and outstanding in 2004 and 2003, respectively	24,150	17,900
Common stock, $.01 par value, 50,000,000 shares authorized in 2004 and 2003; 24,720,939 shares issued and outstanding in 2004 and 19,446,028 shares issued and outstanding in 2003	247,209	194,461
Shares of common stock to be issued, 4,529,345 shares in 2003	—	45,293
Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; no shares issued and outstanding in 2004 or 2003	—	—
Additional paid-in capital	149,898,600	146,246,094
Accumulated deficit	(154,750,969)	(150,032,396)

Total stockholders’ deficit	(4,581,010)	(2,992,025)

Total liabilities and stockholders’ deficit	$1,343,267	$3,417,137

See accompanying notes

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003
Sales	$911,565	$915,825
Cost of sales	439,215	562,060
Inventory impairment	14,874	148,866

Gross profit	457,476	204,899
Expenses:
Research and development	718,278	632,974
General and administrative	1,528,937	1,287,944
Selling and marketing	827,323	280,190
Depreciation, amortization and impairment	202,394	440,573

Operating expenses	3,276,932	2,641,681

Loss from operations	(2,819,456)	(2,436,782)

Other income (expense):
Interest expense	(781,434)	(1,149,059)
Gain on vendor settlements	177,787	355,848
Other	6,551	(13,139)
Loss on debt settlements, net	—	(6,328,527)

Other expense, net	(597,096)	(7,134,877)

Net loss	(3,416,552)	(9,571,659)

Preferred stock dividend requirements	(299,481)	(1,841,670)

Net loss applicable to common stock	$(3,716,033)	$(11,413,329)

Basic and diluted net loss per share	$(0.16)	$(0.62)

Weighted average shares of common stock outstanding	23,848,676	18,337,645

See accompanying notes.

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2004 and 2003

					NON-VOTING
	CONVERTIBLE				CONVERTIBLE
	PREFERRED STOCK		COMMON STOCK		COMMON STOCK
							ADDITIONAL
	NUMBER OF	PAR	NUMBER OF	PAR	NUMBER OF	PAR	PAID-IN
	SHARES	VALUE	SHARES	VALUE	SHARES	VALUE	CAPITAL
Balance at December 31, 2002	11,976	$4,872,847	16,566,148	$165,662	—	$—	$123,768,261

Shares issued in conjunction with convertible debt offering	—	—	272,500	2,725	—	—	81,697
Shares issued in conjunction with 2003 Preferred equity offering	2,050,001	20,500	315,000	3,150	—	—	1,436,975
Preferred stock discount in conjunction with 2003 Preferred stock offering	—	—	—	—	—	—	1,460,230
Conversion of Preferred Series 2003	(2,050,001)	(20,500)	2,050,001	20,500	—	—	—
Shares issued for services rendered	—	—	200,000	2,000	—	—	78,000
Issuance of common stock upon exercise of stock options	—	—	30,750	308	—	—	51,968
Conversion of Convertible note	—	—	11,629	116	—	—	20,050
Shares issued in conjunction with 2003B Preferred equity offering	1,790,000	17,900	—	—	—	—	4,662,236
Preferred stock discount in conjunction with 2003 Preferred stock offering	—	—	—	—	—	—	—
Conversion and offset of Amphion Venture notes receivable and payable	—	—	—	—	—	—	1,177,827
Conversion of VennWorks demand notes	—	—	—	—	—	—	7,324,850
JP Morgan conversion of promissory note	—	—	—	—	—	—	492,304
Conversion of PV Proceeds Holdings, Inc. Series 1999 preferred to common stock	(152)	(1,515,492)	—	—	—	—	1,723,432
Conversion of Antiope Partners Series I preferred to common stock	(65)	(645,369)	—	—	—	—	756,861
Conversion of Antiope Partners Series J preferred to common stock	(157)	(1,566,675)	—	—	—	—	1,809,452
Conversion of Jackson Hole Series C preferred to common stock	(11,522)	(347,869)	—	—	—	—	432,906
Conversion of Jackson Hole Series J preferred to common stock	(15)	(146,629)	—	—	—	—	169,838
Conversion of JP Morgan Series I preferred to common stock	(9)	(90,171)	—	—	—	—	106,369
Conversion of JP Morgan Series J preferred to common stock	(2)	(24,019)	—	—	—	—	27,906
Warrants issued in conjunction with PV Proceeds note extension	—	—	—	—	—	—	664,932
Preferred stock dividends	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—

Balance at December 31, 2003	1,790,054	$554,523	19,446,028	$194,461	—	$—	$146,246,094

Shares issued from issueable at December 31, 2003	—	—	4,529,345	45,293	—	—	—
Conversion of Ardinger Series I preferred to common stock	(52)	(516,299)	248,769	2,488	—	—	619,434
Conversion of Ardinger Series J preferred to common stock	(2)	(20,324)	9,648	96	—	—	24,022
Shares issued in conjunction with 2004 Preferred equity offering	625,000	6,250	—	—	—	—	2,196,290
Shares issued for services rendered	—	—	25,000	250	—	—	64,750
Shares cancelled related to services rendered	—	—	(100,000)	(1,000)	—	—	1,000
Conversion of Convertible note	—	—	476,349	4,763	—	—	713,548
Issuance of common stock upon exercise of stock options	—	—	85,800	858	—	—	33,462
Preferred stock dividends	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—

Balance at December 31, 2004	2,415,000	$24,150	24,720,939	$247,209	—	$—	$149,898,600

	COMMON			TOTAL
	STOCK	DUE FROM	ACCUMULATED	STOCKHOLDERS’
	ISSUABLE	STOCKHOLDERS	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2002	$—	$(4,711,915)	$(136,836,236)	$(12,741,381)

Shares issued in conjunction with convertible debt offering	—	—	—	84,422
Shares issued in conjunction with 2003 Preferred equity offering	—	—	—	1,460,625
Preferred stock discount in conjunction with 2003 Preferred stock offering	—	—	—	1,460,230
Conversion of Preferred Series 2003	—	—	—	—
Shares issued for services rendered	—	—	—	80,000
Issuance of common stock upon exercise of stock options	—	—	—	52,275
Conversion of Convertible note	—	—	—	20,167
Shares issued in conjunction with 2003B Preferred equity offering	1,570	—	—	4,681,706
Preferred stock discount in conjunction with 2003B Preferred stock offering	—	—	(1,782,831)	(1,782,831)
Conversion and offset of Amphion Venture note receivable and payable	2,945	4,711,915	—	5,892,687
Conversion of VennWorks demand notes	18,313	—	—	7,343,163
JP Morgan conversion of promissory note	2,279	—	—	494,583
Conversion of PV Proceeds Holdings, Inc. Series 1999 preferred to common stock	6,921	—	—	214,862
Conversion of Antiope Partners Series I preferred to common stock	3,040	—	—	114,531
Conversion of Antiope Partners Series J preferred to common stock	7,267	—	—	250,044
Conversion of Jackson Hole Series C preferred to common stock	1,739	—	—	86,775
Conversion of Jackson Hole Series J preferred to common stock	682	—	—	23,891
Conversion of JP Morgan Series I preferred to common stock	426	—	—	16,624
Conversion of JP Morgan Series J preferred to common stock	112	—	—	3,999
Warrants issued in conjunction with PV Proceeds note extension	—	—	—	664,932
Preferred stock dividends	—	—	(1,841,670)	(1,841,670)
Net Loss	—	—	(9,571,659)	(9,571,659)

Balance at December 31, 2003	$45,293	$—	$(150,032,396)	$(2,992,025)

Shares issued from issueable at December 31, 2003	(45,293)	—	—	—
Conversion of Ardinger Series I preferred to common stock	—	—	—	105,623
Conversion of Ardinger Series J preferred to common stock	—	—	—	3,794
Shares issued in conjunction with 2004 Preferred equity offering	—	—	(1,002,540)	1,200,000
Shares issued for services rendered	—	—	—	65,000
Shares cancelled related to services rendered	—	—	—	—
Conversion of Convertible note	—	—	—	718,311
Issuance of common stock upon exercise of stock options	—	—	—	34,320
Preferred stock dividends	—	—	(299,481)	(299,481)
Net Loss	—	—	(3,416,552)	(3,416,552)

Balance at December 31, 2004	$—	$—	$(154,750,969)	$(4,581,009)

See accompanying notes

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(3,416,552)	$(9,571,658)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	202,394	440,573
Gain on vendor settlements	(177,787)	(355,848)
Loss on debt settlements, net	—	6,328,527
Amortization of financing discount and issuance costs	525,854	379,946
Shares issued for services rendered	65,000	80,000
Loss on sale of assets	—	13,139
Inventory impairment	14,874	148,866
Changes in operating assets and liabilities:
Accounts receivable	5,283	131
Inventory	(28,073)	(49,302)
Prepaid expenses and other	51,326	(60,679)
Other assets	(3,311)	28,789
Accounts payable and accrued liabilities	(8,876)	451,659

Net cash used by operating activities	(2,769,868)	(2,165,857)

Cash flow from investing activities:
Capital expenditures	(40,462)	(4,133)

Net cash used by investing activities	(40,462)	(4,133)

Cash flow from financing activities:
Borrowings under financing agreements	—	611,603
Principal payments on financing agreements	(126,866)	(697,662)
Note payable extension fee	—	(25,000)
Net proceeds from issuance of common stock from employee options	34,320	52,277
Net proceeds from issuance of common and preferred stock	1,200,000	4,359,500

Net cash provided by financing activities	1,107,454	4,300,718

Net increase in cash and cash equivalents	(1,702,876)	2,130,728
Cash and cash equivalents, beginning of year	2,163,977	33,249

Cash and cash equivalents, end of year	$461,101	$2,163,977

Supplemental information:
Cash paid during the year for interest	$—	$4,780

Supplemental disclosure of non-cash investing and financing activities:
Value of equity instruments and beneficial conversion feature recorded as preferred stock dividends	$—	3,243,060
Conversions of notes payable into common stock	568,333	6,071,901
Conversions of accrued interest into common stock	149,979	1,350,173
Record discounts on notes payable	—	84,598
Record debt issuance costs	—	664,932
Conversions of preferred stock into common stock	536,623	4,356,724
Conversions of accrued interest into notes payable	—	43,787
Conversions of accrued dividends into common stock	109,417	710,727
Preferred stock dividends accrued	299,481	381,440

See accompanying notes

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

     The Company’s business plan for 2005 is predicated principally upon the successful marketing of its RFID and digital video products. During 2004, operating activities utilized approximately $2.8 million of cash. During 2004 the Company raised a net of $1.2 million of additional working capital through a Preferred Stock offering. The offering closed during the second quarter, raised approximately $1.2 million and is designated as 2004 Preferred. The Company issued 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into common stock on a one for one basis when the Company achieves a full quarter of profitability or if the closing twenty-day average stock price is over $4.00 per share. However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2005.

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

     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners LLC, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management LLC, and NVW, LLC (collectively, the “Amphion Group”). Following the conversion of the 2003 preferred stock held by the Amphion Group into common stock in 2003, the Amphion Group owns approximately 65% of the outstanding voting stock of the Company.

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

     (e) Inventory

     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at December 31, 2003 and December 31, 2002:

	December 31,	December 31,
	2004	2003
Raw materials	$56,701	$36,682
Work-in-process	109	10,513
Finished goods	87,904	84,320

	$144,714	$131,515

     The Company recorded a charge of $14,874 and $148,866 for inventory impairment during the years ended December 31, 2004 and 2003, respectively. The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products. The impairment was as a result of the change in strategy to contract manufacturing.

     The components of cost of sales are summarized as follows:

	December 31,	December 31,
	2004	2003
Product Cost	$452,682	$531,543
Warranty Expense	(13,467)	30,517
Inventory Impairment	14,874	148,866

Cost of Sales	$454,089	$710,926

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

     (h) Impairment of Long-Lived Assets-and Long-Lived Assets to Be Disposed Of

     Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated-by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of-the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing the Company’s purchased technologies have not grown according to our expectations and the Company has experienced operating losses since the respective dates of acquisition. The Company believes that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position. During the years ended December 31, 2004 and 2003 the Company recorded no impairment charges.

     (i) Financial Instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and notes receivable. Products are sold to customers, including distributors and integrators, located principally in the United States. The Company continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. The Company evaluates the collect ability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to us, the Company records a specific reserve for bad debts against amounts due. The Company has not experienced significant losses on uncollectible accounts receivable.

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

	Twelve Months Ended
	December 31,
	2004	2003
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(3,716,033)	$(11,413,328)
Less: fair value of employee stock compensation	(568,994)	(617,303)

Pro forma net loss attributed to common stock	(4,285,027)	(12,030,631)

Loss per common share
Basic and diluted net loss per share — as reported	$(0.16)	$(0.62)
Basic and diluted net loss per share — pro forma	$(0.18)	$(0.66)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.25%	4.25%
Expected life	3 years	3 years
Expected volatility	164%	142%
Expected dividend yield	0.0%	0.0%

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

     (o) Net Loss Per Common Share

     Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the conversion of convertible preferred stock and the convertible debt and exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be anti-dilutive. Conversion of convertible preferred stock, convertible debt and the exercise of options and warrants would result in 37,920,763 and 36,205,589 common shares outstanding at December 31, 2004 and 2003, respectively.

     (p) Segment Reporting

     The Company operates in one-industry segment selling two primary product lines, digital video and RFID. Sales, cost of sales and gross profits for each product line are as follows:

	Digital Video		RFID
Twelve Months Ended December 31:	2004	2003	2004	2003
Sales	$139,090	$328,725	$772,475	$587,100
Cost of Sales	60,260	187,333	378,956	374,727
Inventory Impairment	9,375	113,120	5,498	35,746

Gross Profit	$69,455	$28,272	$388,021	$176,627

     (q) Significant Customers

     During the twelve months ended December 31, 2004, the Company had one customer that accounted for 14% of the Company’s overall revenue, three customers that accounted for 65% of the digital video product sales and one customer that accounted for 16% of the RFID product sales. During the twelve months ended December 31, 2003, the Company had three customers that accounted for 28% of the Company’s overall revenue, three customers that accounted for 65% of the digital video product sales and two customers accounted for 26% of the RFID product sales.

     (r) Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123R (SFAS 123R), a revision of SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123R will require us to record compensation expense for the unvested fair value of our equity instruments given to our employees. We are in the process of evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations. However, the adoption of SFAS 123R will have no effect on our cash flows, but will have an adverse impact on our results of operations.

(2) Operations, Liquidity and Going Concern

     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet our working capital requirements. At December 31, 2004, we had a working capital deficit of $1,006,658.

     Our operations continued to generate losses in 2004. Our cash decreased $1,702,876 during 2004 with operating activities using $2,769,868 of cash. We funded operations primarily through borrowings and equity offerings with financing activities providing net cash of $1,107,454. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2005 is predicated principally upon the successful marketing of our RFID and digital video products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2005.

     Our working capital requirements will depend upon many factors, including the extent and timing of our product sales, our operating results, the status of competitive products, and actual expenditures and revenues compared to our business plan. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. We intend to address our liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.

     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2004. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern.

Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

     Our business plan for 2005 is predicated principally upon the successful marketing of our RFID products and the digital video products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements through 2004.

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

(3) Prepaid Expenses and Other Current Assets

     Prepaid expenses and other consists of the following:

	December 31, 2004	December 31, 2003
Prepaid insurance	$49,270	$115,673
Prepaid trade shows	32,750	30,949
Prepaid other	15,144	1,868

	$97,164	$148,490

(4) Property, Plant and Equipment

     Property, plant and equipment consist of the following:

			Amortization/
			Depreciation
	December 31, 2004	December 31, 2003	Period
Leasehold improvements	$66,435	$66,435	Lease term
Machinery and equipment	1,785,466	1,744,467	5 years
Furniture and fixtures	128,675	128,675	5 to 10 years

	1,980,576	1,939,577
Accumulated depreciation and amortization	(1,931,181)	(1,877,821)

Property, plant and equipment, net	$49,395	$61,756

     Depreciation totaled $52,823 and $143,032 during 2004 and 2003, respectively.

(5) Intellectual property

     Intellectual property consists of the following:

				Weighted
				Average
				Remaining
				Useful
				Lives at
	December 31,	December 31,	Useful	December 31,
	2004	2003	Lives	2004
Purchased RFID technology	$1,714,449	$1,714,449	5 years	—
Purchased video technology	5,087,483	5,087,483	5 years	0.1 years
Internally developed software	350,337	350,337	5 years	—

	7,152,269	7,152,269
Accumulated amortization and impairment	(7,152,136)	(7,002,565)

Intellectual property, net	$133	$149,704

     The following table sets forth the estimated amortization expense on the intellectual property for the fiscal years ended December 31:

2005	133
Total	$133

     The video technology was acquired in 1999 and consists of proprietary digital video compression technology used in video and CCTV products as well as the related U.S. and international patent rights.

     The RFID technology was acquired in 1998 and includes a patent, trade secret rights software, hardware, product designs and all other technical information necessary for the Company to manufacture and market radio frequency identification products in the areas of access control and asset management. Up to an aggregate of an additional $6,000,000 is payable by the Company to the sellers of the RFID technology only if certain net operating profit targets are realized during each of the five years following the acquisition date. Such payments would be treated as additional cost of the RFID technology, if and when paid, and amortized over the remaining economic life of the technology. At December 31, 2004 and December 31, 2003, no additional consideration was due to the sellers.

     Internally developed software costs were capitalized once the technological feasibility was achieved. These costs are reviewed for recoverability based on the expected future cash flows to be generated.

     Amortization expense of intellectual property totaled $149,571 and $297,541 during 2004 and 2003, respectively.

(6) Accrued Liabilities

     Accrued liabilities consist of the following:

	December 31, 2004	December 31, 2003
Accrued vacation	$161,919	$147,404
Accrued interest payable	431,449	314,751
Accrued professional fees, litigation settlements and other	196,221	340,200

	$789,589	$802,355

(8) Lease Obligations

     The Company leases its office space and certain equipment under operating leases. Annual rental expense recorded for operating leases was $80,610 and $106,813 for the years ended December 31, 2004 and 2003, respectively. The Company’s Carrollton, Texas facility is on a one year lease through October 31, 2005 and the California lease runs through September 2005. At December 31, 2004, future minimum lease payments on operating leases were $66,065 all due in 2005.

(9) Notes Payable to Stockholders (including convertible notes payable)

     Notes payable consist of the following:

	December 31, 2004	December 31, 2003
Due to stockholders:
5.00% PV Proceeds Holdings, Inc., due December 31, 2007	$3,538,305	$3,665,169
5.00% Amphion Investment LLC note, due December 31, 2007	393,787	393,787
7.00% convertible debt	720,000	1,288,333)
Discount relating to 7.00% convertible debt	(323,566)	(680,457)

	4,328,526	4,666,832
Less current maturities including discount amortization	(193,851)	—

Non-current notes payable to stockholders	$4,134,675	$4,666,832

     The following table sets forth the maturities for notes payable for the fiscal years ended December 31:

2005	$483,333
2006	236,667
2007	3,932,092

$4,652,092

Amphion Ventures LP

     Axcess reached an agreement with Amphion Ventures LP with regards to a note payable between the Parties. Axcess was indebted to Amphion Ventures LP for $5,530,637 of principal and accrued interest. Amphion Ventures LP owed Axcess $4,711,915 of note receivable and accrued interest. The above-described notes were set off against each other there by reducing the debt owed Amphion Ventures LP by Axcess to $818,722. Amphion Ventures LP also agreed to convert the remaining amount of demand notes and accrued interest into 294,476 common shares and an equal number of warrants priced at $2.75 that will expire on November 30, 2005. These shares and warrants were issued during 2004. As a result of the above-described transactions, Axcess recorded a loss on debt settlement charge of $362,050 for the excess of the value of the shares and warrants issued over the book value of the notes during the year ended December 31, 2003.

PV Proceeds Holdings, Inc.

     On July 28, 1999, the Company acquired substantially all of the assets of PV Proceeds Holdings, Inc. (formerly “Prism Video”), a privately held corporation, and agreed to pay $4,000,000 to PV Proceeds Holdings, Inc. on December 31, 2002. The balance of the indebtedness under the PV Proceeds Holdings, Inc. note issued was due in full by the Company on December 31, 2002 and was in default during 2003 until extended by PV Proceeds Holdings, Inc. The note payable had an original face amount of $4,000,000 and was collateralized by the Company’s note receivable from Amphion Ventures, LP (“Amphion Ventures”) (Note 7). Pursuant to the Asset Purchase Agreement between AXCESS and PV Proceeds Holdings, Inc., AXCESS assigned PV Proceeds Holdings, Inc. all payments of principal to be made by Amphion Ventures under the note receivable until the balance of the note receivable was paid in full or the balance due under the note payable to PV Proceeds Holdings, Inc. was paid in full, whichever occurred first. In addition, the shares of common stock, which PV Proceeds Holdings, Inc. may acquire upon conversion of preferred stock or by exercise of the warrant, were subject to a three-year lockup from the date of the closing, which could be reduced to two years upon the occurrence of certain events. The warrant was exercisable on or before July 28, 2004.

     Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million non-interest bearing note that was due December 31, 2002 and was in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007. As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess. The warrants have an exercise price of $2.00 per share and shall expire on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest are paid. Axcess has also agreed to reduce the principal amount due first for 10% of equity proceeds and second 20% of proceeds from options exercised. Axcess also recorded deferred debt issuance costs of $689,932 for the value of the warrants, which will be amortized over the life of the loan. The deferred debt issuance costs had an amortized value of $506,889 and 675,852 at December 31, 2004 and 2003, respectively.

VennWorks LLC

     In December 2003, VennWorks agreed to convert the entire amount of their outstanding demand notes ($1,130,233) plus all accrued unpaid interest ($171,240) into 1,831,332 common shares and an equal number of warrants priced at $2.75 that will expire on November 3, 2005. The shares and warrants were issued during 2004. As a result of the above-described transaction, Axcess recorded a loss on debt settlement charge of $6,041,691 for the excess of the value of the shares and warrants issued over the book value of the notes during the year ended December 31, 2003.

JP Morgan SBIC LLC (formerly known as J.P. Morgan Investment Corporation)

     Axcess issued to JP Morgan a Senior Promissory Note (“Note”) originally entered on June 25, 1997 and the last amendment was on April 12, 2002. The Note was due on December 31, 2003 and as of December 31, 2003 had an outstanding principal balance of $400,000 and unpaid interest thereon of $169,796. JP Morgan agreed to convert that amount of notes and accrued interest into 227,918 common shares. As a result of the above-described transaction, Axcess recorded a restructuring gain on debt settlement of $75,213 during the year ended December 31, 2003.

Amphion Investment LLC

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

     Axcess reached an agreement with Amphion Investment LLC with regards to the above-described note executed between them for $393,787 of principal and accrued interest. Amphion Investment LLC consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007.

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

     In July 2003, one holder elected to convert one-third of his note plus accrued interest into 11,629 shares of Axcess common stock. During 2004, nine holders elected to convert $500,000 of their notes plus $122,313 of accrued interest into 399,721 shares of Axcess common stock, which were issued during 2004.

     In connection with this bridge financing, the Company recorded a $1,000,000 debt discount due to the value of the equity consideration and beneficial conversion of the financing, pursuant to the guidance issued by the Emerging Issues Task Force. The debt discount is being amortized using the effective interest method over the three-year life of the agreement.

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

     In connection with this bridge financing, the Company recorded an $84,598 debt discount due to the value of the equity consideration of the financing, pursuant to the guidance issued by the Emerging Issues Task Force. The debt discount is being amortized using the effective interest method over the three-year life of the agreement.

     During 2004 nine holders elected to convert $68,333 of their note plus $18,646 of accrued interest into 72,947 shares of Axcess common stock, which were issued during 2004. During 2004 the Board elected to convert $9,018 of accrued and unpaid interest into 3,681 shares of Axcess common stock.

(10) Preferred Stock

     The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in five series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series I	Series J	2003B Series	Series 2004
Number of shares authorized	2,500	2,500	2,750,000	625,000

Stated value	$10,000	$10,000	$0.01	$0.01

Number of shares issued and outstanding:
December 31, 2003	52	2	1,790,000	—
December 31, 2004	—	—	1,790,000	625,000

Conversion ratio (or conversion price) of preferred shares into	$2.51 into voting	$2.51 into voting	1 to 1 into voting	1 to 1 into voting common
common	common stock	common stock	common stock	stock

Liquidation preference	Stated value plus	Stated value plus
	accrued dividends	accrued dividends	None	None

Dividend rights	8% per annum,	8% per annum,	7% per	7% per
	cumulative	cumulative	annum, cumulative	annum, cumulative

     (a)     Series A, Series B and Series C Convertible Preferred Stock

     As of December 31, 2004 and December 31, 2003, the Company had no Series A or Series B Convertible Preferred shares outstanding. The holders of the Company’s Series C Preferred Stock are entitled to receive quarterly dividends on each such share held at the annual rate of 10% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock at the option of the holder.

     During 2003, Jackson Hole converted 11,522 shares of Series C Preferred Stock plus accrued dividends into an aggregate of 173,858 shares of the Company’s common stock. As of December 31, 2004 and 2003, the Company had no Series C Convertible Preferred shares outstanding.

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

     (b) Series I and J Convertible Preferred Stock

     Each Share of Series I Preferred Stock and Series J Preferred Stock are convertible in whole or in part at any time at the option of the holder into a number of shares of voting or non-voting common stock of the Company, respectively, equal to the quotient of (a) the aggregate original issue price of $10,000 per share divided by (b) the conversion price of $2.51 per share. The Series I Preferred Stock and the Series J Preferred Stock are both subject to optional redemption at any time by the Company, in whole or in part, at a redemption price per share equal to the stated value, plus any accrued, but unpaid dividends thereon. The Company’s optional right of redemption is subject to each Series I Preferred Stock or Series J Preferred Stockholder’s right to convert such Series I Preferred Stock or Series J Preferred Stock into voting or non-voting common stock, as the case may be, within ten business days after the Company’s notice of redemption.

     The Series I Preferred Stock and the Series J Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company’s voting or non-voting common stock, as the case may be, if the closing bid price of the Company’s common stock on the NASDAQ SmallCap Market is at least $10.00 per share for a period of at least ninety (90) consecutive trading days.

     The holders of Series I Preferred Stock and Series J Preferred Stock are entitled to receive semi-annual dividends on each such share at the annual rate of 8% of the original issue price of each share payable in arrears, when, as and if declared by the Company’s board of directors, in cash or additional shares of preferred stock. Shares of Series I Preferred Stock and Series J Preferred Stock are convertible into shares of common stock at a conversion price of $2.51 per share. The Company has accrued $0 and $95,182 of dividends payable for Series I Preferred Stock at December 31, 2004 and December 31, 2003, respectively. The Company has also accrued $0 and $3,384 of dividends payable for Series J Preferred Stock at December 31, 2004 and December 31, 2003, respectively.

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

     During December 2004, the Company reached an agreement with the Ardinger that converted 52 shares of Preferred Series I (plus accrued dividends) and 2 shares of Preferred Series J (plus accrued dividends) into 258,417 shares of common stock of Axcess.

     As of December 31, 2004, the Company had no shares of Preferred Series I and no shares of Preferred Series J outstanding.

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

     The shares of common stock which Prism acquired upon conversion of the Series 1999 Preferred Stock are subject to a three-year lockup from the date of the closing, which may be reduced to two years upon the occurrence of certain events

     Prior to 2003, all but 152 shares of the Company’s Series 1999 Preferred Stock were converted into common stock.

     During December 2003, the Company reached an agreement with the holder of the preferred series 1999 that converted 152 shares of Preferred Series 1999 (plus accrued dividends) into 692,142 shares of common stock of Axcess. As of December 31, 2004, the Company had no Series 1999 or 2000 Preferred shares outstanding.

     (d) Series 2003 Preferred Stock

     The Company completed a $1,537,500 Preferred Stock Offering during May of 2003. The Preferred Stock is designated as 2003 Preferred and each $75,000 unit consisted of 100,000 shares of Preferred Stock bearing a 7% dividend, approximately 15,000 shares of common stock and 100,000 warrants to purchase the Company’s common stock exercisable for two years at $1.00 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $2.00. On June 5, 2003 the closing twenty-day average was at $2.02 and the 2003 Preferred converted to 2,050,001 shares of Common Stock. As of December 31, 2004, the Company had no Series 2003 Preferred shares outstanding.

     In connection with the issuance of the 2003 Preferred Stock, the Company recorded preferred stock dividends of $1,460,625 which are reflected in the income statement.

     (e) Series 2003B Preferred Stock

     The Company completed a $3,132,500 Preferred Stock Offering during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. The Company has also accrued $247,309 of dividends payable for Series 2003B Preferred Stock at December 31, 2004. As of December 31, 2004, the Company had 1,790,000 shares of Series 2003B Preferred shares outstanding.

     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of December 31, 2004 that amount is reflected in accumulated deficit on the balance sheet.

     (f) Series 2004 Preferred Stock

     During the second quarter of 2004 the Company raised a net of $1,200,000 of additional working capital through a Preferred Stock Offering. The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $4.00. The Company has also accrued $68,753 of dividends payable for Series 2004 Preferred Stock at December 31, 2004. As of December 31, 2004, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.

     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of December 31, 2004 that amount is reflected in accumulated deficit on the balance sheet.

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

(12) Stock Options and Warrants

     (a) Stock Option Plans.

     Under the Company’s 2001 Equity Incentive Plan, the Company may grant up to 2,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The Company has issued stock options to various members of the Board of Directors and officers of the Company under this plan. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period. During 2004 and 2003, the Company made grants of 190,000 and 0 options, respectively, as an inducement for the employment of certain employees and officers of the Company, which does not reduce the 2,000,000 options available for grant under the stock option plan.

     In 1998, the Company adopted a director compensation plan pursuant to which it pays each director who is not employed by the Company and who does not beneficially own more than 5% of the shares of common stock outstanding an annual grant of 5,000 options to acquire common stock of the Company at an exercise price equal to the fair market value per share of the common stock at the time the option is granted (the “Annual Grant”). The Annual Grant customarily occurs on the date of the Company’s annual meeting. The director compensation plan also provided for a one-time initial grant of 15,000 to each director of the Company as of July 21, 1998, the date the director compensation plan was approved by the Company’s stockholders (the “Initial Grant”). The Company has authorized 150,000 shares for issuance under this plan.

     Stock option transactions for the years ended December 31, 2004 and 2003 are summarized below:

	2004		2003
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		PRICE
	OPTIONS	PRICE	OPTIONS	EXERCISE
Options outstanding at beginning of year	2,468,465	$2.40	2,175,999	$3.20
Options granted	905,749	2.10	1,000,000	0.40
Options exercised	(85,800)	0.40	(30,750)	1.70
Options forfeited	—	—	(676,784)	2.04

Options outstanding at end of year	3,288,414	2.37	2,468,465	2.40

Options exercisable at end of year	2,113,755	2.10	1,840,670	1.94

Options available for grant at the end of the year	1		715,750

Fair value of options granted during the year	1,552,141		270,000

The options outstanding at December 31, 2004 have exercise prices as indicated in the table below.

	Number of	Weighted Average
Option Price	Options	Remaining Life

$0.00 - $1.00	769,700	8.95
$1.01 - $2.00	1,159,999	8.79
$2.01 - $3.00	889,375	6.19
$3.01 - $4.00	201,340	5.84
$4.01 - $5.00	20,000	6.42
$5.01 - $6.25	248,000	5.22

Total	3,288,414	7.66

     The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at December 31:

	2004			2003
WARRANTS	EXERCISE PRICE	EXPIRATION	WARRANTS	EXERCISE PRICE	EXPIRATION
7,918,947	$0.65-3.20	05/05 - 02/08	8,242,167	$0.65-3.00	07/04 - 02/08

7,918,947			8,242,167

     During the twelve months ended December 31, 2004 the Company issued an additional 357,142 warrants in conjunction with the 2004 preferred equity offering. The warrant price is $3.20 and they expire on May 6, 2006.

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

     Axcess is also engaged in a number of lawsuits with approximately eight vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $104,205. We are currently defending or seeking to settle each of the vendor’s claims. At December 31, 2004, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

(14) Income Taxes

     There was no provision for income taxes for the years ended December 31, 2004 and 2003 due to the net loss incurred for each year. The Company had no material deferred tax liabilities at December 31, 2004.

     The Company had the following deferred tax assets at December 31, 2003 as follows:

Net operating loss	$16,254,000
Property and equipment	1,738,000
Other	82,000
Valuation allowance	(18,074,000)

$—

     The valuation allowance increased by approximately $1,474,000 and $1,400,000 during the years ended December 31, 2004 and 2003, respectively.

     At December 31, 2004 and 2003, the Company had a net operating loss carry forward of approximately $43,811,000 and $39,300,000, respectively for U.S. federal income tax purposes. The net operating loss will expire from 2005 through 2018.

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

(15) Subsequent Event

     During the first quarter of 2005 the Company received a net of $1,626,684 of additional working capital from the exercise of 1,700,001 warrants. The Company offered to all warrant holders that held warrants expiring on May 15, 2005 an inducement to exercise those warrants prior to February 1, 2005. The Company offered an additional warrant with an exercise price of $1.50 with an expiration date of January 28, 2010 for each warrant exercised. Therefore the Company issued an additional 1,700,001 warrants during the first quarter of 2005.

     In February 2005, one holder of the July 30, 2002 Convertible Note elected to convert $33,333 of his original note plus $4,004 of accrued interest into 37,791 shares of Axcess common stock, which were issued during the first quarter of 2005.

     In February 2005, two holders of the January 17, 2003 Convertible Note elected to convert $73,334 of their notes plus $5,093 of accrued interest into 79,301 shares of Axcess common stock, which were issued during the first quarter of 2005.

     During the first quarter of 2005, four employees exercised 36,800 stock options.