Form 10QSB
period 2005-03-31
AXCESS INTERNATIONAL INC/TX
filed 2005-05-13
CIK 710597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER: 0-11933

AXCESS INTERNATIONAL INC.

(Exact name of small business issuer as specified in its charter)

Delaware	85-0294536
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
Yes ☑ No ☐

Number of shares of common stock outstanding on May 13, 2005: 26,594,850

Transitional Small Business Disclosure Format: Yes ☐ No ☑

AXCESS INTERNATIONAL INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,236,620	$461,101
Accounts receivable — trade, net of allowance for doubtful accounts of $8,859 in 2005 and 2004	48,553	79,965
Inventory, net	174,651	144,714
Prepaid expenses and other	122,643	97,164

Total current assets	1,582,467	782,944
Property, plant and equipment, net	41,213	49,395
Intellectual property, net	—	133
Deferred debt issuance costs	464,648	506,889
Other assets	2,674	3,906

Total assets	$2,091,002	$1,343,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$346,693	$490,100
Accrued liabilities	849,032	789,589
Notes payable:
Convertible notes payable (includes $80,000 and $66,667 with related party in 2005 and 2004, respectively)	613,333	483,333
Discounts on convertible debt	(258,605)	(289,482)
Dividends payable	396,909	316,062

Total current liabilities	1,947,362	1,789,602
Notes payable to stockholders	3,766,973	3,932,092
Convertible notes payable (includes $13,333 with related party in 2004)	—	236,667
Discount on convertible debt	—	(34,084)

Total liabilities	5,714,335	5,924,277
Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, 7,000,000 shares authorized, $0.01 par value, 2,415,000 shares issued and outstanding in 2005 and 2004.	24,150	24,150
Common stock, $.01 par value, 50,000,000 shares authorized in 2005 and 2004; 26,594,850 shares issued and outstanding in 2005 and 24,720,939 shares issued and outstanding in 2004	265,949	247,209
Shares of common stock to be issued, 5,333 shares in 2005	53	—
Additional paid-in capital	151,661,762	149,898,600
Accumulated deficit	(155,575,247)	(154,750,969)

Total stockholders’ deficit	(3,623,333)	(4,581,010)

Total liabilities and stockholders’ deficit	$2,091,002	$1,343,267

See accompanying notes to unaudited financial statements.

1

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Sales	$241,158	$206,678
Cost of sales	124,348	98,886

Gross profit	116,810	107,792
Expenses:
Research and development	184,181	185,359
General and administrative	355,463	404,215
Selling and marketing	255,097	174,583
Depreciation and amortization	9,073	93,632

Operating expenses	803,814	857,789

Loss from operations	(687,004)	(749,997)
Other income (expense):
Interest expense, net	(165,138)	(322,723)
Gain in vendor settlements	108,710	88,243
Other	—	6,509

Other expense, net	(56,428)	(227,971)

Net loss	(743,432)	(977,968)
Preferred stock dividend requirements:
Recurring	(80,847)	(65,520)
Warrant inducement	(2,060,397)	—

Preferred stock dividend requirements	(2,141,244)	(65,520)

Net loss applicable to common stock	$(2,884,676)	$(1,043,488)

Basic and diluted net loss per share	$(0.11)	$(0.05)

Weighted average shares of common stock outstanding	25,728,563	21,594,791

See accompanying notes to unaudited financial statements.

2

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(743,432)	$(977,968)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,073	93,632
Amortization of financing discount and issuance costs	107,202	251,195
Gain on vendor settlements	(108,710)	(88,243)
Changes in operating assets and liabilities:
Accounts receivable	31,412	(9,784)
Inventory	(29,937)	(19,561)
Prepaid expenses and other	(25,479)	48,579
Other assets	1,232	—
Accounts payable and accrued expenses	33,844	(60,984)

Net cash used by operating activities	(724,795)	(763,134)

Cash flow from investing activities:
Capital expenditures	(758)	(7,054)

Net cash used by investing activities	(758)	(7,054)
Cash flow from financing activities:
Net proceeds from issuance of common stock from warrants	1,651,471	—
Net proceeds from issuance of common stock from employee options	14,720	—
Principal payments on financing agreements	(165,119)	—

Net cash provided by financing activities	1,501,072	—

Net change in cash and cash equivalents	775,519	(770,188)
Cash and cash equivalents, beginning of period	461,101	2,163,977

Cash and cash equivalents, end of period	$1,236,620	1,393,789

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$106,666	206,667
Conversions of accrued interest into common stock	9,098	70,086
Conversions of preferred stock into common stock	—	536,623
Conversion of accrued dividends into common stock	—	109,417
Preferred stock dividends accrued	80,847	65,520

See accompanying notes to unaudited financial statements.

3

AXCESS INTERNATIONAL INC.
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

     The Company’s business plan for 2005 is predicated principally upon the successful marketing of its RFID products. During the first quarter of 2005, operating activities utilized approximately $0.7 million of cash. During 2005 the Company raised a net of $1.7 million, for additional working capital through the exercise of warrants with a warrant inducement.

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

     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management, Amphion Capital Partners, Richard Morgan, Anna Morgan, Robert Bertoldi, and NVW, LLC (collectively, the “Amphion Group”). As of March 31, 2005, the Amphion Group owns approximately 65% of the outstanding voting stock of the Company.

     (c) Inventory

     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2004	2004
Raw materials	$56,732	$56,701
Work-in-process	109	109
Finished goods	117,810	87,904

	$174,651	$144,714

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

	Three Months Ended
	March 31,
	2005	2004
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(2,884,676)	$(1,043,488)
Less: fair value of employee stock compensation	(200,564)	(80,424)

Pro forma net loss attributed to common stock	(3,085,240)	(1,123,912)

Loss per common share
Basic and diluted net loss per share — as reported	$(0.11)	$(0.05)
Basic and diluted net loss per share — pro forma	$(0.12)	$(0.05)
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.25%	4.25%
Expected life	3 years	2 years
Expected volatility	164%	175%
Expected dividend yield	0.0%	0.0%

     (e) Recent Accounting Pronouncements

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

(2) Contingencies

     Axcess is engaged in a number of lawsuits with approximately seven vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $99,336. We are currently defending or seeking to settle each of the vendor’s claims. At March 31, 2005, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

(3) Preferred Stock

     The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in five series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	2003B
	Series	Series 2004
Number of shares authorized	2,750,000	625,000
Stated value	$0.01	$0.01
Number of shares issued and outstanding:
December 31, 2004	1,790,000	625,000
March 31, 2005	1,790,000	625,000
Conversion ratio (or conversion price) of	1 to 1 into voting
preferred shares into	common	1 to 1 into voting
common	stock	common stock
Liquidation preference	None	None
Dividend rights	7% per	7% per
	annum, cumulative	annum, cumulative

     (a) Series 2003B Preferred Stock

     The Company completed a $3,132,500 exempt Preferred Stock Offering during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. During the three months ended March 31, 2004 there were $54,669 of dividends accrued for Series 2003B Preferred Stock. Dividends payable were $301,978 and $247,309 for Series 2003B Preferred stock at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 and December 31, 2004, the Company had 1,790,000 shares of Series 2003B Preferred shares outstanding.

     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of March 31, 2005 that amount is reflected in accumulated deficit on the balance sheet.

     (b) Series 2004 Preferred Stock

     During the second quarter of 2004 the Company raised a net of $1,200,000 of additional working capital through a Preferred Stock Offering. The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $4.00. During the three months ended March 31, 2004 there were $26,178 of dividends accrued for Series 2004 Preferred Stock. Dividends payable were $94,931 and $68,753 for Series 2004 Preferred stock at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 and December 31, 2004, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.

     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of March 31, 2005 that amount is reflected in accumulated deficit on the balance sheet.

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

     During the three months ended March 31, 2005, one holder elected to convert $33,333 of his note plus $4,004 of accrued interest into 37,791 shares of Axcess common stock, which were issued during the first quarter of 2005.

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

     During the three months ended March 31, 2005, two holders elected to convert $73,333 of their notes plus $5,094 of accrued interest into 79,380 shares of Axcess common stock, which were issued during the first quarter of 2005.

(5) Significant Customers

     During the three months ended March 31, 2005 the Company had one customer that accounted for 13% of the overall revenue, three customers accounted for 78% of the digital video product sales and one customer accounted for 14% of the RFID product sales. During the three months ended March 31, 2004 the Company had two customers that accounted for 40% of the overall revenue, two customers accounted for 45% of the digital video product sales and three customers accounted for 57% of the RFID product sales.

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

     A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2004 Annual Report on Form 10-KSB.

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

Liquidity and Capital Resources

     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At March 31, 2005, we had working capital deficit of $364,895.

     Our operations generated losses in 2004 and continue to generate losses in 2005. Our cash increased $775,519 during the three months ended March 31, 2005 with operating activities using $724,795 of cash. We funded operations primarily through cash on hand from borrowings and equity offerings over the last two years. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2005 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2005.

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

Warrants Exercised

     During the first quarter of 2005 we raised a net of $1,651,471 of additional working capital through the exercise of warrants. In order to induce the warrant holders to exercise their warrants early we offered and additional warrant for each warrant exercised by January 28, 2005. We issued 1,702,840 of additional warrants. The new warrants have an exercise price of $1.50 and they expire on January 31, 2010.

     In connection with the exercise of the warrants, a preferred stock dividend of $2,060,397 is reflected on the accompanying statements of operations for the for the fair value of the inducement warrants given the exercising warrant holders.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Sales and Gross Profit. Sales for the three months ended March 31, 2005 were $241,158 and for the three months ended March 31, 2004 were $206,678. Cost of sales for the three months ended March 31, 2005 were $124,348 and for the three months ended March 31, 2004 were $98,886. The gross profit for the three months ended March 31, 2005 was $116,810 and $107,792 for the three months ended March 31, 2004. The increase in sales was a result of the increased sales and marketing activity initiated during 2004. The margin improvement is driven by a shift in the product mix and continued improvement in margins based on the shift to contract manufacturers.

     Radio frequency identification (RFID) product sales were $221,494 for the three months ended March 31, 2005 and $174,307 for the three months ended March 31, 2004. Cost of sales was $116,863 for the three months ended March 31, 2005 and $85,497 for the three months ended March 31, 2004. As a result, gross profits from RFID products were $104,631 for the three months ended March 31, 2005 and $88,810 for the three months ended March 31, 2004. Sales are continuing to increase based on the increased exposure in the marketplace. The margin continues to be stable in this range.

     Digital video product sales were $19,664 for the three months ended March 31, 2005 and $32,371 for the three months ended March 31, 2004. Cost of sales was $7,485 for the three months ended March 31, 2005 and $13,387 for the three months ended March 31, 2004. As a result, gross profits from digital video products were $12,179 for the three months ended March 31, 2005 and $18,984 for the three months ended March 31, 2004. The decrease in sales is a result of our shift in focus from digital video to RFID during 2004. The margin improvement is a result of the product mix shift.

     Operating Expenses. Operating expenses were $803,814 for the three months ended March 31, 2005 and $857,789 for the three months ended March 31, 2004. This decrease was due to lower depreciation and amortization expense, a reduction in insurance expense offset by higher selling and marketing expense.

     Research and development expenses were $184,181 for the three months ended March 31, 2005 and $185,359 for the three months ended March 31, 2004. The slight decrease is a result of lower testing and proto type development offset by the an increase in training and taxes.

     Corporate general and administrative expenses were $355,463 for the three months ended March 31, 2005 and $404,215 for the three months ended March 31, 2004. The decrease is a result of decreased directors and officer’s insurance, reduction of professional services expenses and reduction in telephone expenses. However, we had an increase in our investor relations expenses.

     Selling and marketing expenses were $225,097 for the three months ended March 31, 2005 and $174,583 for the three months ended March 31, 2004. The increase is a result of increased headcount relating to the two senior sales and marketing personnel hired during 2004.

     Depreciation and amortization expenses were $9,073 for the three months ended March 31, 2005 and $93,632 for the three months ended March 31, 2004. The decrease is related to lower depreciation expense as a result of the age of the equipment and the reduction of the amortization expense associated with the intellectual property which has now been fully amortized.

     Other expenses, net. Other expenses, net, were $56,428 for the three months ended March 31, 2005 and $227,971 for the three months ended March 31, 2004. Interest expense was $157,585 lower during the three months ended March 31, 2005, compared to the three months ended March 31, 2004, reflecting lower debt balance and lower interest rates. We also recognized $108,710 during the first quarter of 2005 relating to the expiration of the statue of limitations relating to accounts payables compared to $88,243 during the first quarter of 2004 where we were able to settle some accounts payable issues relating to prior periods at a discount from the accrued amounts. We expect to recognize a total of $306,525 during 2005 relating to the amount of expiring accounts payable claims.

     Net Loss. Net loss was $743,432 for the three months ended March 31, 2005, compared to a net loss of $977,968 for the three months ended March 31, 2004. The decrease is mainly relating to lower interest expense, a reduction in depreciation and amortization offset by the increased marketing activity.

     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $2,141,244 for the three months ended March 31, 2005 and $65,520 for the three months ended March 31, 2003. $2,060,397 of the increase related to the warrant inducement we offered to warrant holders to exercise their warrants early in January 2005. The remaining increase was relating to the 2004 Preferred equity issued during the second quarter of 2004 and the conversion of the Series I and Series J preferred shares converted during the first quarter of 2004.

Other

     Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.

Item 3. Controls and Procedures

Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Axcess is engaged in a number of lawsuits with approximately seven vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $99,336. We are currently defending or seeking to settle each of the vendor’s claims. At March 31, 2005, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

Item 2. Changes in Securities.

     During the three months ended March 31, 2005, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Convertible Note

     During the three months ended March 31, 2005 one holder of the July 2002 Convertible debt elected to convert $33,333 of their $66,667 note plus $4,004 of accrued interest into 37,791 of unregistered common stock. We reissued the notes for $33,334.

     During the three months ended March 31, 2005 two of the holders of the January 2003 Convertible debt elected to convert $73,334 of their $113,333 note plus $5,093 of accrued interest into 79,380 of unregistered common stock. We reissued the notes for $39,999.

Common Stock

     During the three months ended March 31, 2005 we had four employees exercise 36,800 stock options.

Warrants Exercised

     During the first quarter of 2005 we raised a net of $1,651,471 of additional working capital through the exercise of warrants. In order to induce the warrant holders to exercise their warrants early we offered and additional warrant for each warrant exercised by January 28, 2005. We issued 1,702,840 of common shares and an equal number of additional warrants. The new warrants have an exercise price of $1.50 and they expire on January 31, 2010.

Warrants Exercised

     During the three months ended March 31, 2005 we had one entity exercise 17,100 warrants.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b)	Reports on Form 8-K:

Date	Description
February 2, 2005	8-K disclosing a press release that announced operating announcing results for its fourth quarter and year ended December 31, 2004.
February 2, 2005	8-K disclosing commitment for additional working capital through an warrant inducement.

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

May 13, 2005