Form 10QSB
period 2005-06-30
AXCESS INTERNATIONAL INC/TX
filed 2005-08-15
CIK 710597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
COMMISSION FILE NUMBER: 0-11933
AXCESS INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-0294536 (I.R.S. Employer Identification No.)

3208 Commander Drive Carrollton, Texas 75006 (972) 407-6080
(Address, including telephone number and area code, of principal executive offices)
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Number of shares of common stock outstanding on August 1, 2005: 27,211,119
Transitional Small Business Disclosure Format: Yes ☐ No ☑

AXCESS INTERNATIONAL INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets at June 30, 2005 and December 31, 2004

Statements of Operations for the Three Months ended June 30, 2005 and 2004 and for the Six Months ended June 30, 2005 and 2004

Statements of Cash Flows for the Six Months ended June 30, 2005 and 2004

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES
2005 Equity Incentive Plan
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$670,480	$461,101
Accounts receivable — trade, net of allowance for doubtful accounts of $11,863 in 2005 and $8,859 in 2004	61,848	79,965
Inventory, net	213,056	144,714
Prepaid expenses and other	134,137	97,164

Total current assets	1,079,521	782,944

Property, plant and equipment, net	35,006	49,395
Intellectual property, net	—	133
Deferred debt issuance costs	422,407	506,889
Other assets	2,691	3,906

Total assets	$1,539,625	$1,343,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$295,448	$490,100
Accrued liabilities	876,805	789,589
Notes payable:
Convertible notes payable (includes $80,000 and $66,667 with related party in 2005 and 2004, respectively)	613,333	483,333
Discounts on convertible debt	(111,558)	(289,482)
Dividends payable	45,310	316,062

Total current liabilities	1,719,338	1,789,602

Notes payable to stockholders	3,709,070	3,932,092
Convertible notes payable (includes $13,333 with related party in 2004)	—	236,667
Discount on convertible debt	—	(34,084)

Total liabilities	5,428,408	5,924,277

Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, 7,000,000 shares authorized, $0.01 par value, 2,415,000 shares issued and outstanding in 2005 and 2004.	24,150	24,150
Common stock, $.01 par value, 50,000,000 shares authorized in 2005 and 2004; 27,211,119 shares issued and outstanding in 2005 and 24,720,939 shares issued and outstanding in 2004	272,111	247,209
Shares of common stock to be issued, 5,333 shares in 2005	53	—
Additional paid-in capital	152,410,403	149,898,600
Accumulated deficit	(156,595,500)	(154,750,969)

Total stockholders’ deficit	(3,888,783)	(4,581,010)

Total liabilities and stockholders’ deficit	$1,539,625	$1,343,267

See accompanying notes to unaudited financial statements.

1

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales	$206,818	$225,129	$447,976	$431,807
Cost of sales	123,545	124,787	247,893	223,673

Gross profit	83,273	100,342	200,083	208,134
Expenses:
Research and development	207,739	166,534	391,920	351,892
General and administrative	335,520	461,863	690,983	866,079
Selling and marketing	290,018	172,162	545,115	346,745
Depreciation and amortization	7,911	88,434	16,984	182,065

Operating expenses	841,188	888,993	1,645,002	1,746,781

Loss from operations	(757,915)	(788,651)	(1,444,919)	(1,538,647)

Other income (expense):
Interest expense	(246,599)	(334,830)	(411,737)	(657,553)
Gain in vendor settlements	65,106	64,509	173,816	152,751
Other	—	—	—	6,509

Other expense, net	(181,493)	(270,321)	(237,921)	(498,293)

Net loss	(939,408)	(1,058,972)	(1,682,840)	(2,036,940)

Preferred stock dividend requirements:
Recurring	(80,847)	(70,490)	(161,694)	(136,011)
Warrant inducement	—	—	(2,060,397)	—

Preferred stock dividend requirements	(80,847)	(70,490)	(2,222,091)	(136,011)

Net loss applicable to common stock	$(1,020,255)	$(1,129,462)	$(3,904,931)	$(2,172,951)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.15)	$(0.09)

Weighted average shares of common stock outstanding	26,930,819	24,303,151	26,333,012	22,951,611

See accompanying notes to unaudited financial statements.

2

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,682,840)	$(2,036,940)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	16,984	182,065
Amortization of financing discount and issuance costs	296,488	522,570
Shares issued for services rendered	—	65,000
Gain on vendor settlements	(173,816)	(152,751)
Changes in operating assets and liabilities:
Accounts receivable	18,117	7,579
Inventory	(68,342)	15,141
Prepaid expenses and other	(36,973)	3,500
Other assets	1,215	—
Accounts payable and accrued expenses	112,413	(81,809)

Net cash used by operating activities	(1,516,754)	(1,475,645)

Cash flow from investing activities:
Capital expenditures	(2,461)	(29,589)

Net cash used by investing activities	(2,461)	(29,589)

Cash flow from financing activities:
Net proceeds from issuance of common stock from warrants	1,933,775	1,200,000
Net proceeds from issuance of common stock from employee options	17,840	13,120
Principal payments on financing agreements	(223,021)	(122,624)

Net cash provided by financing activities	1,728,594	1,090,496

Net change in cash and cash equivalents	209,379	(414,738)
Cash and cash equivalents, beginning of period	461,101	2,163,977

Cash and cash equivalents, end of period	$670,480	$1,749,239

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$106,666	$384,999
Conversions of accrued interest into common stock	46,031	138,461
Conversions of preferred stock into common stock	—	536,623
Conversion of accrued dividends into common stock	432,446	109,417
Preferred stock dividends accrued	161,694	136,011
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
     The Company’s business plan for 2005 is predicated principally upon the successful marketing of its RFID products. During the first half of 2005, operating activities utilized approximately $1.5 million of cash. During 2005 the Company raised a net of $1.9 million, for additional working capital through the exercise of warrants including warrants exercised with a warrant inducement.
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
     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management, Amphion Capital Partners, Richard Morgan, Anna Morgan, Robert Bertoldi, and NVW, LLC (collectively, the “Amphion Group”). As of June 30, 2005, the Amphion Group owns approximately 63% of the outstanding voting stock of the Company.
     (c) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Raw materials	$55,828	$56,701
Work-in-process	109	109
Finished goods	157,119	87,904

	$213,056	$144,714

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(1,020,255)	$(1,129,462)	$(3,904,931)	$(2,172,951)
Less: fair value of employee stock compensation	(172,613)	(136,629)	(373,176)	(217,053)

Pro forma net loss attributed to common stock	(1,192,868)	(1,266,091)	(4,278,107)	(2,390,004)

Loss per common share
Basic and diluted net loss per share – as reported	$(0.04)	$(0.05)	$(0.15)	$(0.09)
Basic and diluted net loss per share – pro forma	$(0.04)	$(0.05)	$(0.16)	$(0.10)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.25%	4.25%	4.25%	4.25%
Expected life	3 years	2 years	3 years	2 years
Expected volatility	164%	175%	164%	175%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
(2) Contingencies
     Axcess is engaged in a number of lawsuits with approximately seven vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $99,336. We are currently defending or seeking to settle each of the vendor’s claims. At June 30, 2005, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

(3) Preferred Stock
     The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in two series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	2003B	Series
	Series	2004
Number of shares authorized	2,750,000	625,000

Stated value	$0.01	$0.01

Number of shares issued and outstanding:
December 31, 2004	1,790,000	625,000
June 30, 2005	1,790,000	625,000

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock

Liquidation preference	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative
     (a) Series 2003B Preferred Stock
     The Company completed a $3,132,500 exempt Preferred Stock Offering during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. During the three months ended June 30, 2005 there were $54,669 of dividends accrued for Series 2003B Preferred Stock. On May 10, 2005, the Board elected to pay all accrued dividends with additional shares. Therefore, $326,008 of accrued dividends were paid by issuing 220,280 shares of restricted Axcess common shares. Dividends payable were $30,638 and $247,309 for Series 2003B Preferred stock at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, the Company had 1,790,000 shares of Series 2003B Preferred shares outstanding.
     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of June 30, 2005 that amount is reflected in accumulated deficit on the balance sheet.
     (b) Series 2004 Preferred Stock
     During the second quarter of 2004 the Company raised a net of $1,200,000 of additional working capital through a Preferred Stock Offering. The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $4.00. During the three months ended June 30, 2005 there were $26,178 of dividends accrued for Series 2004 Preferred Stock. On May 10, 2005, the Board elected to pay all accrued dividends with additional shares. Therefore, $106,438 of accrued dividends were paid by issuing 71,918 shares of restricted Axcess common shares. Dividends payable were $14,671 and $68,753 for Series 2004 Preferred stock at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.
     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of June 30, 2005 that amount is reflected in accumulated deficit on the balance sheet.
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
     On May 10, 2005 the Board elected to pay all accrued interest relating to Convertible Debt by issuing Axcess restricted common shares. Therefore, $27,318 of accrued interest was paid by issuing 27,594 shares of Axcess’ restricted common stock.
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
     On May 10, 2005 the Board elected to pay all accrued interest relating to Convertible Debt by issuing Axcess restricted common shares. Therefore, $9,615 of accrued interest was paid by issuing 9,711 shares of Axcess’ restricted common stock.
(5) Significant Customers
     During the three months ended June 30, 2005 we had no single customer that accounted for more than 10% of the overall revenue or RFID product sales. However, we did have three customers account for 75% of our digital video product sales. During the three months ended June 30, 2004 we had no single customer that accounted for more than 10% of the overall revenue or RFID product sales. However, we did have two customers account for 72% of our digital video product sales.
     During the six months ended June 30, 2005 we had no single customer that account for more than 10% of the overall revenue or RFID product sales. However, we did have three customers account for 72% of the digital video product sales. During the six months ended June 30, 2004 we had one customer that accounted for 14% of the overall revenue, two customers account for 52% of the digital video product sales and two customers account for 26% of the RFID product sales.
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
Liquidity and Capital Resources
     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At June 30, 2005, we had working capital deficit of $639,817.
     Our operations generated losses in 2004 and continue to generate losses in 2005. Our cash increased $209,379 during the six months ended June 30, 2005 with operating activities using $1,516,754 of cash. We funded operations primarily through cash on hand from borrowings, equity offerings and the exercise of warrants over the last two years. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2005 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2005.
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
Warrants Exercised
     During the first half of 2005 we raised a net of $1,933,775 of additional working capital through the exercise of warrants. In order to induce a portion of the warrant holders to exercise their warrants early we offered an additional warrant for each warrant exercised by January 28, 2005. We issued 1,702,840 of additional warrants. The new warrants have an exercise price of $1.50 and they expire on January 31, 2010.
     In connection with the exercise of the warrants, a preferred stock dividend of $2,060,397 is reflected on the accompanying statements of operations for the fair value of the inducement warrants given the exercising warrant holders.
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
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Sales and Gross Profit. Sales for the three months ended June 30, 2005 were $206,818 and for the three months ended June 30, 2004 were $225,129. Cost of sales for the three months ended June 30, 2005 were $123,545 and for the three months ended June 30, 2004 were $124,787. The gross profit for the three months ended June 30, 2005 was $83,273 and $100,342 for the three months ended June 30, 2004. The decrease in sales was due to the loss of a sales person during the quarter along with the transition to a more direct sales approach from the indirect model. The margin continues to be stable in the 40% — 50% range.
     Radio frequency identification (RFID) product sales were $172,232 for the three months ended June 30, 2005 and $195,300 for the three months ended June 30, 2004. Cost of sales was $105,654 for the three months ended June 30, 2005 and $107,979 for the three months ended June 30, 2004. As a result, gross profits from RFID products were $66,578 for the three months ended June 30, 2005 and $87,321 for the three months ended June 30, 2004. The decrease in sales was due to the loss of a sales person during the quarter along with the transition to a more direct sales approach from the indirect model. The margin decline is a result of the product mix shift and an increase in smaller lots of specialty tags.
     Digital video product sales were $34,586 for the three months ended June 30, 2005 and $29,829 for the three months ended June 30, 2004. Cost of sales was $17,891 for the three months ended June 30, 2005 and $16,808 for the three months ended June 30, 2004. As a result, gross profits from digital video products were $16,695 for the three months ended June 30, 2005 and $13,021 for the three months ended June 30, 2004. The sales have been steady in this range for the last several quarters. The margin has been steady as a result of the product mix.
     Operating Expenses. Operating expenses were $841,188 for the three months ended June 30, 2005 and $888,993 for the three months ended June 30, 2004. This decrease was due to a decrease in investor relations expense, lower insurance expenses, lower depreciation expense and a decrease in amortization. However, some of those expenses were offset by an increase in sales and market activities and increased research and development efforts.

     Research and development expenses were $207,739 for the three months ended June 30, 2005 and $166,534 for the three months ended June 30, 2004. The largest portion of the increase relates to the feasibility study we have undertaken for development of a next generation product. We also had small increases in salaries and health insurance expenses offset by the reduction in contract labor.
     Corporate general and administrative expenses were $335,520 for the three months ended June 30, 2005 and $461,863 for the three months ended June 30, 2004. The decrease is a result of lower investor relations expenses, a reduction in general insurance, lower outside legal expenses and reduced bad debt expense.
     Selling and marketing expenses were $290,018 for the three months ended June 30, 2005 and $172,162 for the three months ended June 30, 2004. The increase is a result of increased salaries from increased headcount, an increase in advertising and increased travel. We continue to spend money on advertising to establish our brand and to gain exposure in the marketplace. We also increased the amount of travel in an attempt to generate more control over the sales.
     Depreciation and amortization expenses were $7,911 for the three months ended June 30, 2005 and $88,434 for the three months ended June 30, 2004. The decrease is related to lower depreciation expense as a result of the age of the equipment and the reduction of the amortization expense associated with the intellectual property which has now been fully amortized.
     Other expenses, net. Other expenses, net, were $181,493 for the three months ended June 30, 2005 and $270,321 for the three months ended June 30, 2004. Interest expense was $88,231 lower during the three months ended June 30, 2005, compared to the three months ended June 30, 2004, reflecting lower debt balances, lower interest rates and a reduction of the amortization of the debt discount. We also recognized $65,106 during the second quarter of 2005 relating to the expiration of the statue of limitations relating to accounts payables compared to $64,509 during the second quarter of 2004 where we were able to settle some accounts payable issues relating to prior periods at a discount from the accrued amounts. We expect to recognize a total of $306,525 during 2005 relating to the amount of expiring accounts payable claims.
     Net Loss. Net loss was $939,408 for the three months ended June 30, 2005, compared to a loss of $1,058,972 for the three months ended June 30, 2004. This decrease was due to a decrease in investor relations expense, lower insurance expenses, lower depreciation expense and a decrease in amortization. However, some of those expenses were offset by an increase in sales and market activities, increased research and development efforts and a reduction in gross profit.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $80,847 for the three months ended June 30, 2005 and $70,490 for the three months ended June 30, 2004. This increase was due to the full three month impact of the 2004 Preferred Equity issued during May of 2004.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Sales and Gross Profit. Sales for the six months ended June 30, 2005 were $447,976 and for the six months ended June 30, 2004 were $431,807. Cost of sales for the six months ended June 30, 2005 were $247,893 and for the six months ended June 30, 2004 were $223,673. The gross profit for the six months ended June 30, 2005 was $200,083 and $208,134 for the six months ended June 30, 2004. The increase in sales was due to an increase in sales and marketing activities initiated during 2005. The margin continues to be stable in the 40% — 50% range.
     Radio frequency identification (RFID) product sales were $393,727 for the six months ended June 30, 2005 and $369,607 for the six months ended June 30, 2004. Cost of sales was $222,518 for the six months ended June 30, 2005 and $193,477 for the six months ended June 30, 2004. As a result, gross profits from RFID products were $171,209 for the six months ended June 30, 2005 and $176,130 for the six months ended June 30, 2003. Sales are continuing to increase based on the increased exposure in the marketplace. The margin continues to be stable in the 40% — 50% range.
     Digital video product sales were $54,249 for the six months ended June 30, 2005 and $62,200 for the six months ended June 30, 2004. Cost of sales was $25,375 for the six months ended June 30, 2005 and $30,196 for the six months ended June 30, 2004. As a result, gross profits from digital video products were $28,874 for the six months ended June 30, 2005 and $32,004 for the six months ended June 30, 2004. The decrease in sales is a result of our continued focus and marketing activity on the RFID product line. The margin continues to be stable in the 50% range.
     Operating Expenses. Operating expenses were $1,645,002 for the six months ended June 30, 2005 and $1,746,781 for the six months ended June 30, 2004. This decrease was due to a reduction in insurance expenses, investor relations expenses, outside legal expense, depreciation expense and amortization expense. Offset by an increase in selling and marketing salaries, increased advertising and additional research and development expenses.

     Research and development expenses were $391,920 for the six months ended June 30, 2005 and $351,892 for the six months ended June 30, 2004. The largest portion of the increase relates to the feasibility study we have undertaken for development of a next generation product. We also had small increases in salaries and health insurance expenses offset by the reduction in contract labor.
     Corporate general and administrative expenses were $690,983 for the six months ended June 30, 2005 and $866,079 for the six months ended June 30, 2004. The decrease is a result of lower directors and officer insurance, reduced expenses for investor relations activities, reduction in outside legal expense and reduced outside accounting fees.
     Selling and marketing expenses were $545,115 for the six months ended June 30, 2005 and $346,745 for the six months ended June 30, 2004. The increase is a result of increased salaries from increased headcount and an increase in advertising. We attended several trade shows during the period as well as placed several advertisements. We are attempting to reestablish our place in the market.
     Depreciation and amortization expenses were $16,984 for the six months ended June 30, 2005 and $182,065 for the six months ended June 30, 2004. The decrease is related to lower depreciation expense as a result of the age of the equipment and the reduction of the amortization expense associated with the intellectual property which has now been fully amortized.
     Other expenses, net. Other expenses, net, were $237,921 for the six months ended June 30, 2005 and $498,293 for the six months ended June 30, 2004. Interest expense was $245,816 lower during the six months ended June 30, 2005, compared to the six months ended June 30, 2004, reflecting a decrease in the amortization of the debt discount related to the convertible notes that converted during the period. We also recognized $173,816 during the six months ended June 30, 2005 relating to the expiration of the statue of limitations relating to accounts payables compared to $152,751 during the same period of 2004 where we were able to settle some accounts payable issues relating to prior periods at a discount from the accrued amounts. We expect to recognize a total of $306,525 during 2005 relating to the amount of expiring accounts payable claims.
     Net Loss. Net loss was $1,682,840 for the six months ended June 30, 2005, compared to a loss of $2,036,940 for the six months ended June 30, 2004. This decrease was due to a decrease in investor relations expense, lower insurance expenses, lower outside services, lower depreciation expense and a decrease in amortization. However, some of those expenses were offset by an increase in sales and market activities, increased research and development efforts and a reduction in gross profit.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $2,222,091 for the six months ended June 30, 2005 and $136,011 for the six months ended June 30, 2004. $2,060,397 of the increase related to the warrant inducement we offered to warrant holders to exercise their warrants early in January 2005. The remaining increase was relating to the 2004 Preferred equity issued during the second quarter of 2004.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Axcess is engaged in a number of lawsuits with approximately seven vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $99,336. We are currently defending or seeking to settle each of the vendor’s claims. At June 30, 2005, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 2. Changes in Securities.
     During the three months ended June 30, 2005, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
Common Stock
     During the three months ended June 30, 2005 we had one employee exercise 7,800 stock options.
     On May 10, 2005 the Board elected to convert $27,318 of accrued and unpaid interest, relating to the July 2002 convertible notes, into 27,594 shares of Axcess common stock.
     On May 10, 2005 the Board elected to convert $9,615 of accrued and unpaid interest, relating to the January 2003 convertible notes, into 9,711 shares of Axcess common stock.
     On May 10, 2005 the Board elected to convert $432,446 of accrued and unpaid dividends into 292,198 shares of Axcess common stock.
Warrants Exercised
     During the three months ended June 30, 2005 we received $282,305 of additional working capital through the exercise of warrants, in exchange we issued 278,966 shares of Axcess common stock.
Warrants
     During the three months ended June 30, 2005 we had eight entities exercise 278,966 warrants. During the same period we had 250,762 warrants expire unexercised.
2005 Equity Incentive Plan
     The Company believes that incentives and stock-based awards focus its employees, consultants and directors on the objective of creating stockholder value and promoting the Company’s success. On May 10, 2005, the Company’s board of directors adopted the 2005 Equity Incentive Plan (the “Plan”) and on July 12, 2005 the Company’s stockholders approved the plan at the annual meeting of the stockholders. Since the plan was adopted, no further awards will be granted under the Company’s 2001 Equity Incentive Plan after the date of the Annual Meeting of Stockholders.
     The following discussion summarizes the material provisions of the Plan. The complete Plan is attached as Exhibit 10.1 to this Form 10QSB because the following discussion is only a summary and does not contain all of the terms and provisions of the Plan.
     Purpose. The Plan is intended to attract and retain the services of employees, consultant and directors of the Company by providing them with incentives and stock-based awards as a reward for their contribution to the Company’s success and to more closely align their interests with the interests of the Company’s stockholders.
     Eligibility. Any employee, including an employee who is also a director or officer, non-employee director, or consultant to the Company or its subsidiaries is eligible to receive awards under the Plan at the discretion of the body that administers the Plan. Only employees are eligible to receive incentive stock options. Currently, there are four non-employee directors and nineteen officers and employees who are considered to be eligible under the Plan. The body that administers the Plan will have sole responsibility for determining the participants to whom awards will be granted.
     Administration. The Plan is required by the board or a committee of the board consisting of at least two persons. If a committee of the board administers the Plan, each committee member must satisfy independence requirements under applicable tax and securities laws. The Plan is currently administered by the compensation committee of the board. Any member of the committee may be removed at any time, with or without cause, by resolution of the board. The board may fill any vacancies in the committee by appointment.
     Each award made to a participant under the Plan will be evidenced by an award agreement. The committee will set fourth in each award agreement the award period, the date of grant, and other terms that are approved by the committee but not inconsistent with the Plan. The committee will determine whether an award will include one type of incentive or two or more incentives granted in combination. Although the members of the committee may receive awards, no member of the committee may participate in any decisions regarding any award granted under the Plan to that member.
     The committee also has the authority to (i) interpret the Plan, (ii) prescribe, amend, and rescind any rules and regulations necessary or appropriate for the administration of the Plan, (iii) establish performance goals for an award and certify the extent to their achievement, and (iv) make such other determinations or certifications and take such action as it deems necessary or advisable in the administration of the Plan.
     Any interpretation determination, or other action made or taken by the committee will be final, binding, and conclusive on all interested parties.
     The committee may delegate to officers of the Company the authority to perform specified functions under the Plan.
     If restrictions in the Plan that are based on the requirements of Rule 16b-3 of the Securities Exchange Act of 1934, Sections 422 or 163(m) of the Internal Revenue Code of 1986, the rules of the exchange on which the Company’s Common Stock is traded, or any other applicable law are no longer required by applicable law, then the committee can grant awards that are not subject to such restrictions.
     Awards. The committee may grant or award stock options and restricted stock under the Plan. Awards may be granted singly, or in combination with other awards.
          Stock options may be granted as either “incentive stock options” or “non-qualified stock options.” Stock options which are intended to qualify for special tax treatment under particular provisions of the Code are considered incentive stock options, and options which are not intended to so qualify are considered non-qualified stock options. See “Certain Federal Income Tax Aspects” below. The Company will not receive any consideration for granting or extending any stock options under the Plan.
          Restricted stock awards give the recipient the right to receive a specified number of shares of Common Stock upon terms, conditions and restrictions as the committee deems appropriate. Restrictions may include limitations on the right to transfer or pledge the restricted stock and forfeiture of the restricted stock upon the occurrence of specified events. Restricted stock awards may provide that these types of restrictions lapse after a specified term of employment is completed or other specified events occur. See “Restrictions” below.
          The maximum number of shares of Common Stock that may be issued under the Plan is 5,000,000, subject to adjustment for stock splits and similar events affecting the Common Stock. See “Adjustments” below. Shares to be issued under the Plan may be made available from authorized but unissued Common Stock, Common Stock held by the Company in its treasury, or Common Stock purchased by the Company on the open market or otherwise, which purchases will be subject to normal brokerage fees and commissions. The Company is required to reserve and keep available sufficient shares of Common Stock to be issued under the Plan.
          The number of shares of Common Stock that may be issued under the Plan will be increased by (a) shares of Common Stock previously subject to awards that expire or are forfeited, terminated, settled in cash in lieu of Common Stock, or exchanged for awards that do not involve Common Stock, (b) any shares of Common Stock surrendered to the Company in payment of the exercise price of options issued under the Plan, and (c) shares of restricted stock forfeited for any reason, except that any dividends paid on shares of restricted stock before forfeiture will not be reused for grants or awards. In addition, only the “net” shares issued in the case of a share-for share exercise or “cashless” exercise under the Plan will be deemed to have been issued under the Plan for purposes of calculating the number of shares that have been issued under the Plan. However, the number of shares of Common stock subject to incentive stock options may not exceed, in the aggregate, 5,000,000 shares of Common Stock plus shares subject to incentive stock options that expire or are forfeited or terminated.
          Award Agreements. The grant of awards under the Plan will be authorized by the committee and will be evidenced by award agreements that set forth the incentives, the total number of shares of Common Stock subject to the incentives, the price, the award period, the purchase price, if any, the date of grant, any restriction period, and any other terms, provisions, limitations and performance objectives approved by the committee but that are not inconsistent with the Plan.
          Any award granted under the Plan must be granted within ten years after the date of adoption of the Plan. Options granted within ten years after the adoption of the Plan will continue to be effective in accordance with their terms and conditions. The grant of an award will not entitle the participant to, or disqualify the participant from, receipt of any other award under the Plan. If the committee establishes a purchase price for an award of restricted stock, the participant must accept the award by executing the applicable award agreement and paying the appropriate purchase price within the time period specified in the Plan or by the committee.
          The exercise period for a stock option may not extend longer than ten years from the date the stock option is granted and, in the case of incentive stock options, is limited to five years from the date of grant for certain employees owning more than 10% of the shares of the Company’s outstanding Common Stock.
          The exercise price for a non-qualified stock option may be less than, equal to, or greater than the fair market value of the Common Stock on the date of grant. The exercise price for an incentive stock option for any share of Common Stock must be at least the fair market value of the Common Stock on the date of grant. In the case of incentive stock options granted to certain employees owning more than 10% of the outstanding shares of Common Stock, the exercise price for an incentive stock option must be at least 110% of the fair market value of the Common Stock on the date of grant.
          Exercise of Awards. The committee may, in its sole discretion, determine that a stock option will be immediately exercisable. On the date that the participant desires to exercise a stock option, called the exercise date, the participant must pay the total exercise price of the shares to be purchased by delivering to the Company (a) cash, check, bank draft, or money order in the amount of the exercise price, (b) shares of Common Stock, excluding restricted stock, with a fair market value equal to the exercise price, (c) an executed irrevocable option exercise form with irrevocable instructions from the participant to a broker or dealer, or (d) any other form of payment which is acceptable to the committee. If the participant fails to pay the exercise price on the exercise date or fails to accept delivery of the Common Stock to be issued upon exercise, the participant’s option may be forfeited by the Company.
          Proceeds from the sale of shares of Common Stock pursuant to awards granted under the Plan will constitute general funds of the Company.
          If a participant delivers shares of Common Stock in payment of all or part of the exercise price of a stock option and/or if the Company withholds shares of Common Stock in satisfaction of the Company’s tax withholding obligations upon exercise, then the committee may authorize the automatic grant to a participant so exercising a stock option, a replacement stock option. The replacement non-qualified stock option, called a reload stock option, would be to purchase that number of shares of Common Stock so delivered to or withheld by the Company, at an option exercise price equal to the fair market value per share of the Common Stock on the date of exercise of the original stock option. The option period for the reload stock option will commence on its date of grant and expire on the expiration date of the original stock option it replaces. The date of grant of a reload stock option will be the date that the stock option it replaces is exercised. A reload stock option will automatically vest and be exercisable in full after the expiration of six months from its date of grant.
          Restrictions. The grant of incentive stock options to each participant is subject to a $100,000 calendar year limit. Under this limit, participants cannot be granted an incentive stock option if the fair market value of the stock that could be issued during any calendar year under that option and all other Company incentive stock options the participant holds exceeds $100,000. The fair market value of the stock is determined as of the date of grant of the options. If any stock option granted under the Plan that is designated as an incentive stock option exceeds this limit, the stock option will be a non- qualified stock option to the extent that those limits are exceeded. See “Certain Federal Income Tax Aspects” below for additional limitations on incentive stock options.
          No participant may receive during any fiscal year of the Company awards covering an aggregate of more than 200,000 shares of Common Stock. The committee may grant an award that could be subject specified forfeiture restrictions that lapse when the participant satisfies continued employment or other vesting criteria. The committee has the right to withhold shares to satisfy a participant’s income tax obligations associated with the exercise of an award granted under the Plan.

          Under the Plan, the committee determines the vesting schedule, restrictions or conditions, if any, applicable to any award granted. Once exercisable, awards may be exercised at any time during the award period in accordance with their terms. Restricted stock may be subject to specified restrictions and conditions, including length of continuous service, achievement of specific business objectives, increases in stock price, attainment of specified growth rates or other comparable measures of the Company’s performance. Restricted stock certificates will have a legend referring to the terms, conditions, and restrictions applicable to the restricted stock. The committee may, in its discretion and in accordance with the terms of the Plan, accelerate any vesting schedule or otherwise remove any restrictions or conditions applicable to an award. A participant who owns restricted stock will have all of the rights of a stockholder of the Company, including the right to vote the shares and to receive any dividends on the Common Stock. Certificates for shares of Common Stock free of restriction will be delivered to the participant promptly after the restriction period expires.
          Incentive stock options may not be transferred, assigned, pledged, hypothecated or otherwise conveyed or encumbered other than by will or the laws of descent and distribution and may be exercised during the lifetime of the participant only by the participant or the participant’s legally authorized representative. The committee may waive or modify this limitation if it is not required for compliance with the tax laws.
          Although non-qualified stock options are not subject to as many restrictions on transfer as are incentive stock options, they generally are not assignable except under limited circumstances. The committee is entitled to allow all or a portion of a non-qualified stock option to be transferred to the spouse, former spouse, children or grandchildren of a participant, to trusts for the benefit of such family members and partnerships owned by such family members, and to certain charities, charitable trusts and charitable foundations. Transfers of this nature are required to be subject to the following conditions: (a) no consideration may be furnished for the transfer, and (b) subsequent transfers of transferred non-qualified stock options by the transferee cannot be made except by will or the laws of descent and distribution. Following a transfer, non-qualified stock options will continue to be subject to the same terms and conditions as were applicable immediately prior to the transfer.
          Termination and Forfeiture. Subject to the provisions of the particular award agreement, if the Company or any of its subsidiaries terminates the participant’s employment with the Company and its subsidiaries, then a participant’s awards will be exercisable as specified in the award agreement. If a participant forfeits non-vested shares of restricted stock and has paid consideration to the Company for such forfeited restricted stock, the committee will specify in the award agreement that either (a) the Company will be obligated to or (b) the Company may, in its sole discretion, elect to, pay to the participant in cash the lesser of the total consideration paid by the participant for the forfeited shares or the fair market value of the forfeited shares on the date of termination of service, as the committee selects.
          Adjustments. The Plan provides that the maximum number of shares issuable under the Plan as a whole and to each participant individually, the number of shares issuable upon exercise of outstanding stock options, the exercise prices of such awards, the number of shares subject to restricted stock awards, other numerical share limitations and the amount, if any, the Company pays for forfeited shares of Common Stock are subject to such adjustments as are appropriate to reflect any stock dividend, stock split, share combination, exchange of shares, recapitalization or increase or decrease in shares of Common Stock without receipt of consideration of or by the Company.
          If the Company merges or consolidates, transfers all or substantially all of its assets to another entity or dissolves or liquidates, then under certain circumstances a holder of an award will be entitled to purchase the equivalent number of shares of stock, other securities, cash or property that the award holder would have been entitled to receive had he exercised his award immediately prior to such event. Regardless of these adjustment provisions, all awards granted under the Plan may be canceled by the Company, in its sole discretion, if the Company is not the surviving or resulting corporation in a reorganization, merger, consolidation or share exchange, or any sale of all or substantially all of the assets of the Company is proposed, or any dissolution or liquidation of the Company occurs, if the Company (a) gives notice to each holder of the stock options that will be canceled and permits the purchase during the 30-day period preceding the effective date of any or all of the shares subject to such outstanding stock options, including, in the board’s discretion, some or all of the shares as to which such stock options would not otherwise be vested or exercisable, or (b) pays the holder of the stock options that will be canceled fair compensation, as specified in the Plan.
          Discontinuance or Amendment of the Plan. The Plan provides that the board of directors may from time to time discontinue or amend the Plan without the consent of the participants or stockholders, unless stockholder approval is required by Sections 162(m), 421 and 422 of the Code. Subject to certain specified conditions, if an amendment to the Plan would adversely affect an outstanding award, the consent of the participant holding that award must be obtained.
Certain Federal Income Tax Aspects
          The following is a summary of the general rules of the current U.S. federal income tax law relating to awards granted under the Plan. The discussion is general in nature and does not take into account a number of considerations that may apply based on the circumstances of a particular participant under the Plan.
          Withholding. Withholding of federal taxes at applicable rates will be required in connection with any ordinary income realized by a participant by reason of the exercise of awards granted pursuant to the Plan. In the event of a participant’s assignment of a non-qualified stock option, the participant who assigns the non-qualified stock option will remain subject to withholding taxes upon exercise of the non-qualified stock option by the transferee to the extent required by the Code.
          Non-qualified Stock Options. The granting of a non-qualified stock option will not result in federal income tax consequences to either the Company or the optionee. Upon exercise of a non-qualified stock option, the optionee will recognize ordinary income in an amount equal to the difference between the fair market value of the shares on the date of exercise and the exercise price, and the Company will generally be entitled to a corresponding deduction.
          For purposes of determining gain or loss realized upon a subsequent sale or exchange of such shares, the optionee’s tax basis will be the sum of the exercise price paid and the amount of ordinary income, if any, recognized by the optionee upon exercise of the option. Any gain or loss realized by an optionee on disposition of such shares generally will be a long-term capital gain or loss (if the shares are held as a capital asset for at least one year) and will not result in any tax deduction to the Company. The holding period commences upon exercise of the non-qualified stock option. The exercise of a non-qualified stock option will not trigger the alternative minimum tax consequences described below that are applicable to incentive stock options.
          Reload stock options, which were granted as non-qualified stock options, will have the same tax consequences any other non-qualified stock options granted under the Plan.
          Incentive Stock Options. In general, no income will be recognized by an optionee and no deduction will be allowed to the Company at the time of the grant or exercise of an incentive stock option granted under the Plan. When the stock received on exercise of the option is sold, provided that the stock is held for more than two years from the date of grant of the option and more than one year from the date of exercise, the optionee will recognize long-term capital gain or loss equal to the difference between the amount realized and the exercise price of the option related to such stock, and the Company will not be entitled to take a corresponding deduction.
          If these holding period requirements under the Code are not satisfied, the sale of stock received upon exercise of an incentive stock option is treated as a “disqualifying disposition”, and the optionee must notify the Company in writing of the date and terms of the disqualifying disposition. In general, the optionee will recognize at the time of a disqualifying disposition ordinary income in an amount equal to the amount by which the lesser of (a) the fair market value of the Common Stock on the date the incentive stock option is exercised or (b) the amount realized on such disqualifying disposition, exceeds the exercise price. The optionee will also recognize capital gain to the extent of any excess of the amount realized on such disqualifying disposition over the fair market value of the Common Stock on the date the incentive stock option is exercised (or capital loss to the extent of any excess of the exercise price over the amount realized on disposition). Any capital gain or loss recognized by the optionee will be long-term or short-term depending upon the holding period for the stock sold. The Company may claim a deduction at the time of the disqualifying disposition equal to the amount of the ordinary income the optionee recognizes. Certain special rules apply if an incentive stock option is exercised by tendering stock.
          Although an optionee will not realize ordinary income upon the exercise of an incentive stock option, the excess of the fair market value of the shares acquired at the time of exercise over the option price is included in “alternative minimum taxable income” for purposes of calculating the optionee’s alternative minimum tax, if any, pursuant to Section 55 of the Code.
          Reload stock options, which were granted as incentive stock options, will have the same tax consequences any other incentive stock options granted under the Plan.

          Restricted Stock. A participant who receives a grant of restricted stock will not recognize any taxable income for Federal income tax purposes in the year of the award, provided the shares are subject to restrictions (that is, they are nontransferable and subject to a substantial risk of forfeiture). A participant’s rights in restricted stock awarded under the Plan are subject to a substantial risk of forfeiture if the rights to full enjoyment of the shares are conditioned, directly or indirectly, upon the future performance of substantial services by the participant. However, the participant may elect under Section 83(b) of the Code to recognize compensation income in the year of the award in an amount equal to the fair market value of the shares on the date of the award, determined without regard to the restrictions. If the participant does not make a Section 83(b) election, the fair market value of the shares on the date the restrictions lapse, less any amount paid by the participant for such shares, will be treated as compensation income to the participant and will be taxable in the year the restrictions lapse. The Company or one of its subsidiaries generally will be entitled to a compensation deduction for the amount of compensation income the participant recognizes.
          The amount of taxable gain arising from a participant’s sale of shares of restricted stock acquired pursuant to the Plan is equal to the excess of the amount realized on such sale over the sum of the amount paid, if any, for the stock and the compensation element included by the participant in taxable income. For stock held for more than one year, the participant will realize long-term capital gain or loss upon disposition.
Resales by Participants
          Common stock acquired pursuant to awards granted under the Plan may be resold only in compliance with the requirements of the Securities Act of 1933 and applicable state securities laws.
          Persons not deemed to be affiliates of the Company within the meaning of the Securities Act may resell shares of Common Stock issued pursuant to the exercise of options granted under the Plan from time to time without limitation as to either the quantity of Common Stock sold or the period during which such Common Stock was held, provided such Common Stock is acquired upon exercise of an option while a registration statement under the Securities Act covering the issuance of such Common Stock is in effect.
          Persons who are “affiliates” of the Company as defined in Rule 405 pursuant to the Securities Act may resell shares acquired pursuant to the Plan only:
•	in accordance with the provisions of Rule 144 of the Securities Act (except that such affiliate is not required to meet the two-year holding period requirement of Rule 144 if such Common Stock is acquired upon exercise of an option while a registration statement covering the issuance of such shares is in effect) or some other exemption from registration under the Securities Act;

•	pursuant to an exemption from the registration requirements of the Securities Act; or

•	pursuant to an effective registration statement.
          The board has approved the Plan and believes it to be in the best interest of the Company and its stockholders. All members of the board are eligible to receive awards under the Plan and thus have a personal interest in its approval.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     At our annual meeting of stockholders held July 12, 2005, the following individuals were re-elected to our Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified, with the following votes in favor of election:

	For	Withheld
Richard C.E. Morgan	18,452,122	25,969
Allan Griebenow	18,452,122	25,234
Paul J. Coleman, Jr.	18,456,400	21,691
Robert J. Bertoldi	18,452,907	25,184
Robert F. Hussey	18,457,835	20,256

          The stockholders also ratified the selection of Hein & Associates, LLP as the independent registered public accountants for the year ended December 31, 2005.

Total
Total number of shares voted in favor:	18,465,301
Total number of shares voted against:	9,258
Total number of abstentions:	3,532
Total number of broker non-votes:	0
     The shareholders also approved the 2005 Equity Incentive Plan that had previously been approved by our Board of Directors. We believe that incentives and stock-based awards focus our employees, consultants and directors on the objective of creating stockholder value and promoting our success. Since the plan was adopted, no further awards will be granted under the Company’s 2001 Equity Incentive Plan.

Total
Total number of shares voted in favor:	18,407,117
Total number of shares voted against:	60,404
Total number of abstentions:	10,570
Total number of broker non-votes:	0
     The shareholders also ratified the prior fundraising activities including the issuance of convertible promissory notes, preferred equity offerings and the restructuring of debt and preferred equity completed during 2003 and 2004.

Total
Total number of shares voted in favor:	18,423,792
Total number of shares voted against:	45,294
Total number of abstentions:	9,005
Total number of broker non-votes:	0
Item 5. Other Information
          None
Item 6. Exhibits and Reports on Form 8-K.
          (a) Exhibits:

Exhibit No.	Description
10.1	Axcess International Inc. 2005 Equity Incentive Plan. *

31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

	(b)	Reports on Form 8-K:

Date	Description
July 18, 2005	8-K disclosing a press release that announced the results of the annual meeting and the departure of our vice president of marketing.

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

August 15, 2005