Form 10QSB
period 2005-09-30
AXCESS INTERNATIONAL INC/TX
filed 2005-11-14
CIK 710597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
COMMISSION FILE NUMBER: 0-11933
AXCESS INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-0294536 (I.R.S. Employer Identification No.)
3208 Commander Drive
Carrollton, Texas 75006
(972) 407-6080
(Address, including telephone number and area code, of principal executive offices)
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding on October 31, 2005: 27,402,744
Transitional Small Business Disclosure Format: Yes ☐ No ☑

AXCESS INTERNATIONAL INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets at September 30, 2005 and December 31, 2004

Statements of Operations for the Three Months ended September 30, 2005 and 2004 and for the Nine Months ended September 30, 2005 and 2004

Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES
Convertible Note
Patent Purchase Agreement
Certification Under Section 302
Certification Under Section 302
Certification Under Section 906
Certification Under Section 906

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$81,419	$461,101
Accounts receivable — trade, net of allowance for doubtful accounts of $19,192 in 2005 and $8,859 in 2004	96,211	79,965
Inventory, net	204,381	144,714
Prepaid expenses and other	113,425	97,164

Total current assets	495,436	782,944

Property, plant and equipment, net	34,301	49,395
Intellectual property, net	—	133
Deferred debt issuance costs	380,167	506,889
Other assets	2,691	3,906

Total assets	$912,595	$1,343,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$294,425	$490,100
Accrued liabilities	932,830	789,589
Notes payable:
Convertible notes payable (includes $80,000 and $66,667 with related party in 2005 and 2004, respectively)	430,000	483,333
Discounts on convertible debt	(15,296)	(289,482)
Dividends payable	127,045	316,062

Total current liabilities	1,769,004	1,789,602

Notes payable to stockholders	3,709,070	3,932,092
Convertible notes payable (includes $13,333 with related party in 2004)	—	236,667
Discount on convertible debt	—	(34,084)

Total liabilities	5,478,074	5,924,277

Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, 7,000,000 shares authorized, $0.01 par value, 2,415,000 shares issued and outstanding in 2005 and 2004.	24,150	24,150
Common stock, $.01 par value, 50,000,000 shares authorized in 2005 and 2004; 27,402,744 shares issued and outstanding in 2005 and 24,720,939 shares issued and outstanding in 2004	274,028	247,209
Shares of common stock to be issued, 5,333 shares in 2005	53	—
Additional paid-in capital	152,599,246	149,898,600
Accumulated deficit	(157,462,956)	(154,750,969)

Total stockholders’ deficit	(4,565,479)	(4,581,010)

Total liabilities and stockholders’ deficit	$912,595	$1,343,267

See accompanying notes to unaudited financial statements.

1

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales	$204,711	$301,889	$652,687	$733,695
Cost of sales	109,797	141,313	357,689	364,986

Gross profit	94,914	160,576	294,998	368,709
Expenses:
Research and development	177,221	176,791	569,141	528,683
General and administrative	341,286	324,970	1,032,269	1,191,049
Selling and marketing	237,752	238,278	782,867	585,022
Depreciation and amortization	5,734	11,129	22,718	193,195

Operating expenses	761,993	751,168	2,406,995	2,497,949

Loss from operations	(667,079)	(590,592)	(2,111,997)	(2,129,240)

Other income (expense):
Interest expense	(193,785)	(157,012)	(605,522)	(814,565)
Gain in vendor settlements	75,144	9,304	248,960	162,056
Other	—	40	—	6,549

Other expense, net	(118,641)	(147,668)	(356,562)	(645,960)

Net loss	(785,720)	(738,260)	(2,468,559)	(2,775,200)

Preferred stock dividend requirements:
Recurring	(81,735)	(81,735)	(243,428)	(217,746)
Warrant inducement	—	—	(2,060,397)	—

Preferred stock dividend requirements	(81,735)	(81,735)	(2,303,825)	(217,746)

Net loss applicable to common stock	$(867,455)	$(819,995)	$(4,772,384)	$(2,992,946)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.18)	$(0.13)

Weighted average shares of common stock outstanding	27,288,181	24,691,500	26,654,901	23,535,807

See accompanying notes to unaudited financial statements.

2

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,468,559)	$(2,775,200)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	22,718	193,195
Amortization of financing discount and issuance costs	434,992	618,790
Shares issued for services rendered	—	65,000
Gain on vendor settlements	(248,960)	(162,056)
Changes in operating assets and liabilities:
Accounts receivable	(16,246)	3,968
Inventory	(59,667)	11,030
Prepaid expenses and other	(16,261)	38,507
Other assets	1,215	(1,032)
Accounts payable	245,783	(186,853)
Accounts payable and accrued expenses	—	120,127

Net cash used by operating activities	(2,104,985)	(2,074,524)

Cash flow from investing activities:
Capital expenditures	(7,491)	(33,040)

Net cash used by investing activities	(7,491)	(33,040)

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	1,933,775	1,200,000
Net proceeds from issuance of common stock from employee options	22,040	25,440
Principal payments on financing agreements	(223,021)	(125,088)

Net cash provided by financing activities	1,732,794	1,100,352

Net change in cash and cash equivalents	(379,682)	(1,007,212)
Cash and cash equivalents, beginning of period	461,101	2,163,977

Cash and cash equivalents, end of period	$81,419	$1,156,765

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$290,000	$568,333
Conversions of accrued interest into common stock	49,257	149,978
Conversions of preferred stock into common stock	—	536,623
Conversion of accrued dividends into common stock	432,446	109,417
Preferred stock dividends accrued	243,429	217,746
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
     The Company’s business plan for 2005 is predicated principally upon the successful marketing of its RFID products. During the nine months of 2005, operating activities utilized approximately $2.1 million of cash. During 2005 the Company raised a net of $1.9 million, for additional working capital through the exercise of warrants and stock options including warrants exercised with a warrant inducement.
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
     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management, Amphion Capital Partners, Richard Morgan, Anna Morgan, Robert Bertoldi, and NVW, LLC (collectively, the “Amphion Group”). As of September 30, 2005, the Amphion Group owns approximately 63% of the outstanding voting stock of the Company.
     (c) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Raw materials	$57,987	$56,701
Work-in-process	109	109
Finished goods	146,285	87,904

	$204,381	$144,714

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(867,455)	$(819,995)	$(4,772,384)	$(2,992,946)
Less: fair value of employee stock compensation	(158,935)	(167,488)	(531,383)	(384,541)

Pro forma net loss attributed to common stock	(1,026,390)	(987,483)	(5,303,767)	(3,377,487)

Loss per common share
Basic and diluted net loss per share — as reported	$(0.03)	$(0.03)	$(0.18)	$(0.13)
Basic and diluted net loss per share — pro forma	$(0.04)	$(0.04)	$(0.20)	$(0.14)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.25%	4.62%	4.25%	4.67%
Expected life	3 years	6.5 years	3 years	6.7 years
Expected volatility	164%	134%	164%	129%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
(2) Contingencies
     Axcess is engaged in a number of lawsuits with approximately six vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $84,336. We are currently defending or seeking to settle each of the vendor’s claims. At September 30, 2005, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

(3) Preferred Stock
     The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in two series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	2003B	Series
	Series	2004
Number of shares authorized	2,750,000	625,000

Stated value	$0.01	$0.01

Number of shares issued and outstanding:
December 31, 2004	1,790,000	625,000
September 30, 2005	1,790,000	625,000

Conversion ratio (or	1 to 1	1 to 1
conversion price) of	into voting	into voting
preferred shares into	common	common
common	stock	stock

Liquidation preference	None	None

Dividend rights	7% per	7% per
	annum, cumulative	annum, cumulative
     (a) Series 2003B Preferred Stock
     The Company completed a $3,132,500 exempt Preferred Stock Offering during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. During the three months ended September 30, 2005 there were $55,269 of dividends accrued for Series 2003B Preferred Stock. On May 10, 2005, the Board elected to pay all accrued dividends with additional shares. Therefore, $326,008 of accrued dividends were paid by issuing 220,280 shares of restricted Axcess common shares. Dividends payable were $85,908 and $247,309 for Series 2003B Preferred stock at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005 and December 31, 2004, the Company had 1,790,000 shares of Series 2003B Preferred shares outstanding.
     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of September 30, 2005 that amount is reflected in accumulated deficit on the balance sheet.
     (b) Series 2004 Preferred Stock
     During the second quarter of 2004 the Company raised a net of $1,200,000 of additional working capital through a Preferred Stock Offering. The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $4.00. During the three months ended September 30, 2005 there were $26,466 of dividends accrued for Series 2004 Preferred Stock. On May 10, 2005, the Board elected to pay all accrued dividends with additional shares. Therefore, $106,438 of accrued dividends were paid by issuing 71,918 shares of restricted Axcess common shares. Dividends payable were $41,137 and $68,753 for Series 2004 Preferred stock at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005 and December 31, 2004, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.

     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of September 30, 2005 that amount is reflected in accumulated deficit on the balance sheet.
(4) Convertible Notes Payable
     On July 30, 2002, the Company entered into a bridge financing agreement with ten accredited investors for the sale and issuance of 10 “units” to the investors for an aggregate purchase price of $1,000,000. Each unit consists of a convertible promissory note in the amount of $100,000 and 25,000 shares of the Company’s common stock. Each investor has agreed to not sell more than one-third of the common stock comprising the units during any calendar month. The convertible promissory notes comprising the units bear interest at an annual rate of 7% and matured on July 30, 2005. On each of July 30, 2003, July 30, 2004 and July 30, 2005, the investors have the option to convert one-third of the principal amount of the notes into common stock of the Company. The conversion price of the notes is initially 65% of the average closing price of a share of the Company’s common stock for the 20 trading days preceding the given anniversary date of the notes. The maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share. The conversion price will be subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or similar change in the Company’s shares of common stock. The Company without premium or penalty may prepay the notes in whole or in part.
     During the three months ended September 30, 2005, two holders elected to convert $183,333 of their notes plus $3,226 of accrued interest into 181,125 shares of Axcess common stock.
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
     On October 17, 2005, Axcess entered into a convertible note with Amphion Innovations plc. The principal of the note is for $500,000 and is secured by the interest in Axcess’ video patent portfolio. The note will convert with the closing of a $1.5 million equity offering or will become due on October 17, 2006.
(5) Significant Customers
     During the three months ended September 30, 2005 the Company had two customers that combined accounted for 32% of the overall revenue, four customers that combined accounted for 86% of the digital video product sales and two customers that combined accounted for 37% of the RFID product sales. During the three months ended September 30, 2004 we had two customers that accounted combined for 52% of the overall revenue, one customer accounted for 48% of the RFID product sales and four customers combined account for 100% of the digital video product sales.
     During the nine months ended September 30, 2005 we had no customers that accounted for more than 10% of the overall revenue or 10% of our RFID product sales. However, we had five customers that combined accounted for 77% of the digital video product sales. During the nine months ended September 30, 2004 we had one customer that accounted for 17% of the overall revenue, three customers combined accounted for 64% of the digital video product sales and two customers combined accounted for 30% of the RFID product sales.

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
Liquidity and Capital Resources
     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At September 30, 2005, we had working capital deficit of $1,273,568.

     Our operations generated losses in 2004 and continue to generate losses in 2005. Our cash decreased $379,682 during the nine months ended September 30, 2005 with operating activities using $2,104,985 of cash. We funded operations primarily through cash on hand from borrowings, equity offerings and the exercise of warrants over the last two years. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2005 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2005.
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
Patent Sale
     On November 10, 2005, Axcess entered into an agreement to sell certain of our video patents to Paolo Visual Data LLC for $600,000. Upon closing, Axcess will receive a perpetual royalty free license to continue to utilize the patents. We expect the transaction to close and fund before the end of the year. Axcess will use the proceeds of the sale to repay the principal and interest relating to the convertible note agreement with Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder. Amphion Innovations plc has indicated that they intend to invest the cash they receive from the repayment of the convertible note in Axcess when the next round of financing is completed. However, there can be no assurances that this will occur.
Warrants Exercised
     During the first nine months of 2005 we raised a net of $1,933,775 of additional working capital through the exercise of warrants. In order to induce a portion of the warrant holders to exercise their warrants early we offered an additional warrant for each warrant exercised by January 28, 2005. We issued 1,702,840 of additional warrants. The new warrants have an exercise price of $1.50 and they expire on January 31, 2010.
     In connection with the exercise of the warrants, a preferred stock dividend of $2,060,397 is reflected on the accompanying statements of operations for the fair value of the inducement warrants given the exercising warrant holders.
Sales and Marketing Initiatives
     In the past our sales volume has not been sufficient to sustain our operations. During 2004 we were able, through financing, to initiate a new marketing emphasis, which is intended by us to build sales, primarily of our RFID products. During 2005, we are optimistic about our ability to grow the business. We continue to see broad-based awareness and acceptance of RFID as whole world-wide. Our approach for 2005 has been:
1.	We modified our indirect approach to more of a direct approach to gain visibility into the sales cycle;

2.	We continue to add integrators and partners to our sales channel;

3.	We are searching for a new Vice President of Sales.
     While there can be no assurance that our efforts will be successful, we believe that these accomplishments will assist us in our goal of becoming profitable.
Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Sales and Gross Profit. Sales for the three months ended September 30, 2005 were $204,711 and for the three months ended September 30, 2004 were $301,889. Cost of sales for the three months ended September 30, 2005 were $109,797 and for the three months ended September 30, 2004 were $141,313. The gross profit for the three months ended September 30, 2005 was $94,914 and $160,576 for the three months ended September 30, 2004. The majority of the decrease in sales was a result of one large order in 2004 that was not repeated during 2005. The lower margin relates to the increase costs associated with doing smaller production runs. However, we continue to expect the margin will continues to be stable in the 40% to 50% range.

     Radio frequency identification (RFID) product sales were $174,899 for the three months ended September 30, 2005 and $251,788 for the three months ended September 30, 2004. Cost of sales was $95,768 for the three months ended September 30, 2005 and $113,375 for the three months ended September 30, 2004. As a result, gross profits from RFID products were $79,131 for the three months ended September 30, 2005 and $138,413 for the three months ended September 30, 2004. The decrease relates to one large sale during 2004 that was not replicated during 2005. The lower margin relates to the increase costs associated with doing smaller production runs. However, we continue to expect the margin will continues to be stable in the 40% to 50% range.
     Digital video product sales were $29,812 for the three months ended September 30, 2005 and $50,101 for the three months ended September 30, 2004. Cost of sales was $14,029 for the three months ended September 30, 2005 and $27,938 for the three months ended September 30, 2004. As a result, gross profits from digital video products were $15,783 for the three months ended September 30, 2005 and $22,163 for the three months ended September 30, 2004. We continue to focus on the RFID product line as a result the sales of our video products have not increased. The margin has been steady as a result of the product mix.
     Operating Expenses. Operating expenses were $761,993 for the three months ended September 30, 2005 and $751,168 for the three months ended September 30, 2004. The majority of the increase was due to an increase in trade show expense and bad debt expense.
     Research and development expenses were $177,221 for the three months ended September 30, 2005 and $176,791 for the three months ended September 30, 2004. We had increase relating to the feasibility study we have undertaken for development of a next generation product offset by a similar amount of reduction in contract labor and renegotiated contract for on-line training.
     Corporate general and administrative expenses were $341,286 for the three months ended September 30, 2005 and $324,970 for the three months ended September 30, 2004. The increase is largely related to an increase in bad debt expense.
     Selling and marketing expenses were $237,752 for the three months ended September 30, 2005 and $238,278 for the three months ended September 30, 2004. Salary expense for the period decreased after our vice president of marketing left and before the new vice president of sales joined. However, we also paid a recruiter for assisting in the hiring of our new vice president of sales. We also had a reduction of advertising expense relating to trade shows offset by an increase in travel, membership dues and higher telephone expenses. Overall there was no significant change in the selling and marketing expense over the period.
     Depreciation and amortization expenses were $5,734 for the three months ended September 30, 2005 and $11,129 for the three months ended September 30, 2004. The decrease is a result decreased depreciation expense as a result of the age of our equipment.
     Other expenses, net. Other expenses, net, were $118,641 for the three months ended September 30, 2005 and $147,668 for the three months ended September 30, 2004. Interest expense was $36,773 higher during the three months ended September 30, 2005, compared to the three months ended September 30, 2004, reflecting an increase in the amortization of the debt discount related to the convertible notes and the deferred debt issuance costs. We also were able to settle some accounts payable issues relating to prior periods at a discount from the accrued amounts, which resulted in a $10,000 gain on settlements during the third quarter of 2005 compared to $9,304 during the third quarter of 2004. We also recognized $65,106 during the third quarter of 2005 relating to the expiration of the statue of limitations relating to accounts payables. We expect to recognize a total of $306,525 during 2005 relating to the amount of expiring accounts payable claims.
     Net Loss. Net loss was $785,720 for the three months ended September 30, 2005, compared to a loss of $738,260 for the three months ended September 30, 2004. The increase is mainly related to the decrease in sales and increased interest expense offset by an increase in settlements for prior accounts payables.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $81,735 for the three months ended September 30, 2005 and 2004. There has been no change in the preferred equity outstanding during the reporting period.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Sales and Gross Profit. Sales for the nine months ended September 30, 2005 were $652,687 and for the nine months ended September 30, 2004 were $733,695. Cost of sales for the nine months ended September 30, 2005 were $357,689 and for the nine months ended September 30, 2004 were $364,986. The gross profit for the nine months ended September 30, 2005 was $294,998 and $368,709 for the nine months ended September 30, 2004. The decrease in sales was a result a large order in 2004 that was not repeated in 2005. The margin continues to be stable in the 40% to 50% range.

     Radio frequency identification (RFID) product sales were $568,626 for the nine months ended September 30, 2005 and $621,395 for the nine months ended September 30, 2004. Cost of sales was $318,286 for the nine months ended September 30, 2005 and $311,041 for the nine months ended September 30, 2004. As a result, gross profits from RFID products were $250,340 for the nine months ended September 30, 2005 and $310,354 for the nine months ended September 30, 2004. The decrease in sales was a result a large order in 2004 that was not repeated in 2005. The margin continues to be stable in the 40% to 50% range.
     Digital video product sales were $84,061 for the nine months ended September 30, 2005 and $112,300 for the nine months ended September 30, 2004. Cost of sales was $39,403 for the nine months ended September 30, 2005 and $53,945 for the nine months ended September 30, 2004. As a result, gross profits from digital video products were $44,658 for the nine months ended September 30, 2005 and $58,355 for the nine months ended September 30, 2004. The decrease in sales is a result of our continued focus on the RFID sales and lack of marketing and selling focus of the digital video products. The margin continues to be stable in the 50% range.
     Operating Expenses. Operating expenses were $2,406,995 for the nine months ended September 30, 2005 and $2,497,949 for the nine months ended September 30, 2004. This decrease is due to lower amortization expense, insurance expense and outside legal expense. Offset by reduced gross profits and increased selling expenses.
     Research and development expenses were $569,141 for the nine months ended September 30, 2005 and $528,683 for the nine months ended September 30, 2004. The increase is a result of the phase one of the next generation product design, higher salary expense and increased in health insurance. Offset by a reduction in contract labor.
     Corporate general and administrative expenses were $1,032,269 for the nine months ended September 30, 2005 and $1,191,049 for the nine months ended September 30, 2004. The decrease is a result of lower insurance expense, reduced outside legal and audit expense and lower telephone expense. Offset by an increase in bad debt expense and postage.
     Selling and marketing expenses were $782,867 for the nine months ended September 30, 2005 and $585,022 for the nine months ended September 30, 2004. The increase is a result of increased salaries from additional staffing needs that were added during 2004, higher benefit costs relating to the additional employees, higher travel expenses reflecting the change in strategy and higher recruiting fees for the new vice president of sales.
     Depreciation and amortization expenses were $22,718 for the nine months ended September 30, 2005 and $193,195 for the nine months ended September 30, 2004. The decrease is related to lower amortization expense as a result of the intangible assets being fully amortized as of June 30, 2004 and decreased depreciation expense as a result of the age of the equipment.
     Other expenses, net. Other expenses, net, were $356,562 for the nine months ended September 30, 2005 and $645,960 for the nine months ended September 30, 2004. Interest expense was $209,043 lower during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, reflecting an overall decrease in the debt balances between the periods. We also recognized $248,960 during the nine months ended September 30, 2005 relating to the expiration of the statue of limitations relating to accounts payables compared to $162,056 during the same period of 2004 where we were able to settle some accounts payable issues relating to prior periods at a discount from the accrued amounts. We expect to recognize a total of $306,525 during 2005 relating to the amount of expiring accounts payable claims.
     Net Loss. Net loss was $2,468,559 for the nine months ended September 30, 2005, compared to a loss of $2,775,200 for the nine months ended September 30, 2004. The decrease is mainly related to the decrease in interest expense, reduced insurance expense and lower amortization of intangible assets, offset by higher selling expenses.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $2,303,825 for the nine months ended September 30, 2005 and $217,746 for the nine months ended September 30, 2004. $2,060,397 of the increase is related to the warrant inducement we offered to warrant holders to exercise their warrants early in January 2005. The remaining increase was due to the period impact of the 2004 Preferred Equity offering completed during the second quarter of 2004.
Other
     Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.

Item 3. Controls and Procedures
Controls and Procedures
     The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2005. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.
(b) Changes in Internal Controls
     During the period ended September 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Axcess is engaged in a number of lawsuits with approximately six vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $84,336. We are currently defending or seeking to settle each of the vendor’s claims. At September 30, 2005, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 2. Changes in Securities.
     During the three months ended September 30, 2005, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
Common Stock
     During the three months ended September 30, 2005 we had two employees exercise 10,500 stock options.
Warrants
     During the three months ended September 30, 2005 we had 117,999 warrants expire unexercised.
Convertible Notes
     During the three months ended September 30, 2005 two holders of the July 2002 Convertible debt elected to convert $183,334 of their remaining notes plus $3,226 of accrued interest into 181,125 of unregistered common stock.
SB-2 Registration Statement
     On October 11, 2005 the SEC declared our SB-2 Registration statement effective which was originally filed on August 19, 2005. We registered a total of 2,370,639 common shares comprising 627,799 shares currently issued and held by certain selling stockholders and 1,742,840 warrants. Proceeds from the sale of the 627,799 shares beneficially owned by the selling stockholders will inure solely to the benefit of the selling stockholders, as we will not receive any of the proceeds from such sales. If fully exercised the warrants would result in the issuance of 1,742,840 shares of our common stock and result in proceeds to us of $2,613,160, which would be used for working capital and to pay down any outstanding debt. There can be no assurance that any of the warrants will be exercised.

Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
Subsequent Event
     On October 19, 2005, one holder of the July 30, 2002 Convertible Note elected to convert $33,333 of his original note plus $1,033 into 34,367 shares of unregistered common stock of Axcess, which were issued in October 2005.
     On October 17, 2005, Axcess entered into a convertible note with Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder. The principal of the note is for $500,000 and is secured by the interest in Axcess’ video patent portfolio. The note will convert with the closing of a $1.5 million equity offering or will become due on October 17, 2006.
     Currently and during our third quarter ending September 30, 2005 we have engaged in material research and development activities regarding our next generation RFID product. Our activities include accomplishing a feasibility study and the initial physical design of the product. The funding for our development efforts has come primarily from a portion of the $500,000 convertible note proceeds described above.
     On November 10, 2005, Axcess entered into an agreement to sell certain of our video patents to Paolo Visual Data LLC for $600,000. Upon closing, Axcess will receive a perpetual royalty free license to continue to utilize the patents. We expect the transaction to close and fund before the end of the year. Axcess will use the proceeds of the sale to repay the principal and interest relating to the convertible note agreement with Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder. Amphion Innovations plc has indicated that they intend to invest the cash they receive from the repayment of the convertible note in Axcess when the next round of financing is completed. However, there can be no assurances that this will occur.
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits:

Exhibit No.	Description
10.1	Axcess International Inc. Convertible Note.

10.2	Patent Purchase Agreement between Axcess International, Inc. and Paolo Visual Data LLC entered on November 10, 2005.

31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

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
November 14, 2005