Form 10KSB
period 2005-12-31
AXCESS INTERNATIONAL INC/TX
filed 2006-03-30
CIK 710597

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
COMMISSION FILE NUMBER: 0-11933
AXCESS INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-0294536 (I.R.S. Employer Identification No.)

3208 Commander Drive
Carrollton, Texas (Address of principal executive offices)	75006 (Zip Code)

(972) 407-6080 (Issuer’s Telephone Number)
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class:	Name of exchange on which registered:
Common Stock, par value $.01 per share	Over-The-Counter Bulletin Board
27,437,111
(Number of Shares Outstanding as of: December 31, 2005)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
The issuer’s revenues for the fiscal year ended December 31, 2005 were $1,080,240.
On March 28, 2006, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,153,637. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on March 28, 2006, as reported on the Over-The-Counter Bulletin Board Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the issuer may be deemed an affiliate of the issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Documents Incorporated by Reference: None.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

AXCESS INTERNATIONAL INC.
INDEX

Part I
Item 1. Description of business
Risk Factors

Item 2. Description of properties

Item 3. Legal proceedings

Item 4. Submission of matters to a vote of security holders

Part II
Item 5. Marketing for common equity and related stockholders matters

Item 6. Management’s discussion and analysis of financial condition and results of operations

Item 7. Financial statements

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

Item 8A. Controls and procedures

Part III
Item 9. Directors, executive officers, promoters and control persons

Item 10. Executive compensation

Item 11. Security ownership of certain beneficial owners and management

Item 12. Certain relationships and related transactions

Item 13. Exhibits and reports on form 8-K

Item 14. Principal accountant fees and services

Signatures
Borrowed Employees and Advisory Agreement
Stock Purchase Agreement for 2005 Preferred Equity Offering
Code of Ethics for Senior Financial Officers
Subsidiaries
Consent of Hein & Associates LLP
Certification of President, CEO, and Principal Executive Officer Pursuant to Section 302
Certification of VP, CFO, Secretary and Principal Accounting and Financial Officer Pursuant to Section 302
Certification of President, CEO, and Principal Executive Officer Pursuant to Section 906
Certification of VP, CFO, Secretary and Principal Accounting and Financial Officer Pursuant to Section 906
Audit Committee Charter
Nominating and Governance Committee Charter
Whistleblower Policy
Financial section
Report of independent registered public accounting firm

Consolidated Balance Sheets

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
Item 1. DESCRIPTION OF BUSINESS
Recent Developments: Going Concern and Liquidity Problems
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2005. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
     Axcess further developed the RFID and network-based streaming video technologies throughout 2002 and 2003. It also secured key reference accounts and established branding for its product lines during the period. In November 2001, we acquired all of the assets of IVEX Corporation relating to its VSA 1200 Project. The VSA 1200 project was an embedded processor-based multimedia streaming network appliance that pushes advanced video and audio processing directly onto the corporate or Internet backbone, then to any point on the network, including handheld devices. Axcess believes that IVEX’s unique architecture offers a strategic platform on which to build value, adding video filtering and detection software, which we expect to, improve the effectiveness of the IVEX product line as well as provide a competitive advantage to us. From 2002 through 2005, we used our reference customers and our brand awareness to secure key marketing channel partners. These partners are important to the future revenue growth of Axcess’ business due to their market presence. We believe that by integrating our systems into the systems of these channel partners, adoption of our technologies and products will be accelerated. Axcess has completed the integration efforts with certain channel partners and is in the process of integrating others.
     In April 2003, we changed out name from Axcess Inc. to Axcess International, Inc.
Sales Channels
     Axcess utilizes a modified indirect sales model focused primarily on system integrators as marketing channel partners capable of selling, installing and servicing network-based CCTV, access control and asset management applications. Other outlets include distributors, specialty dealers, catalog sales organizations, and OEMs (original equipment manufacturers). Axcess is continuing channel development in the security industry, by focusing on large system integrators that have significant sales in which we hope to participate in. The system integrators and dealers are responsible for the installation in almost all cases. Axcess has four sales people that support individual sales as needed. Using established channels to gain widespread exposure and sales leverage is a well-utilized model in the industry.
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

     In 2005, we announced our system was now able to be used on a wireless LAN, announced the release of our comprehensive physical asset management solution and announced that we joined the Sun Partner Advantage program. We also announced several additional reference customers using our system in the gaming industry, for homeland security and for attendance in a college environment.
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
     Software House, Sensormatic, KanTech,and ADT (Tyco). In 2001, Axcess was selected by Software House as the preferred provider of RFID solutions for asset management. Since then, Axcess’ ActiveTag™ products have been integrated into the C-Cure 800 access control system. Sensormatic, KanTech and ADT also have the capability to sell the Axcess system integrated into C-Cure. During 2004, Tyco International’s ADT group delivered a new product release to its organization announcing the AXCESS ActiveTagTM product line is now available for sale by ADT. Tyco’s SoftwareHouse group currently carries and supports the complete line of ActiveTagTM products which is now available to ADT.
     PSA Security. In 2003, the security industry’s largest buying cooperative, PSA and Axcess agreed to partner whereby we would supply PSA’s approximate 135 integrators with our system solutions. In April 2004, we demonstrated our products at PSA’s annual trade show in Las Vegas.
     Sun Partner Advantage Program. In 2005, we joined the Sun Partner Advantage Program and entered into an agreement to integrate Axcess’ active RFID hardware with the Sun Java System RFID Software. This will result in an integrated, affordable and open interoperable active RFID capability not currently available in the marketplace.
     Dynasys Technologies. In 2005 we formed a strategic partnership with Dynasys Technologies, a leading technology consultant and distributor of automatic data collection and RFID hardware engineering solutions. The partnership should allow Dynasys to offer wireless tagging systems, to its base customers, while serving as a value added integrator and distributor of our products within the data collection space.
Other Integrator Partners
     Axcess has signed partnership agreements with Honeywell, Sonitrol (Tyco), GTSI, Anixter and Samsung USA. The Axcess system has been integrated into the systems provided by Samsung, Iteras, and TVL, totaling five integrators who have the Axcess system embedded into their core solutions.
Products and Technology
     Under the ActiveTag™ label, Axcess supplies active RFID system solutions that connect directly into standard security systems or utilize the enterprise networks or the Internet. ActiveTag™ is a multi-use, single-system solution scaleable for small, medium, and large enterprises. This versatile technology has four patents awarded with applications for two additional patents pending. The system supports a variety of automatic monitoring and tracking applications, including electronic asset protection and asset management, and automatic personnel and vehicle access control.
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
Patents and Proprietary Technology
     Axcess relies on a combination of patents, trade secrets, technology licenses, and other intellectual property rights. In total, we have received sixteen U.S. patents with international coverage around the globe. During 2006 we sold eleven of our video patents. However, we still maintain a royalty free license to use the patents. We still have five patents and we also have four patents in various stages of prosecution. The period covered by our issued patents ranges from five to twenty years. We intend to protect and enforce our intellectual property rights and to preserve our rights relating to our key product technologies to the extent commercially reasonable. We have applied for registration of a number of trade and service marks, including Axcess Inc.™ the Axcess Inc. (logo)™ LANcam, ActiveTag™, onlineaccess.com™, Prism Video™ and LANcorder™.

Engineering and Development
     During 2005, we announced the release of our comprehensive physical asset management solution, Asset ActivatorTM. This “On-Demand” solution provides automatic location, tracking, inventory counts and protection of all types of enterprise assets. We also announced that Asset Activator was successfully integrated 812.11b/g Wi-Fi, Active and Semi-Active RFID to automatically inventory, track and protect assets over the existing wireless LAN. This marks the first solution to utilize the highly accurate “On-Demand” RFID tag activation methodology with Wi-Fi. We also introduced a patient tag that provides long range automatic identification, tracking and protection for hospital patients, wanderers and babies along with a portable reader.
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
Research and Development
     If we have sufficient working capital, we plan to continually develop new products utilizing our existing technology and we plan to bring new products to market throughout 2006. New products in RFID will be built upon the core platforms now in place. We believe that our next generation tag will offer more functionality and cover more of the market place that our research shows is there. There can be no assurance that we will have sufficient working capital to undertake these activities.
     During 2005 and 2004, we spent $935,248 and $718,278, respectively, for research and development and plan to increase the amount of spending in fiscal year 2006 to develop our next generation RFID product to support our continued revenue growth. However, any such spending will be dependent upon our ability to raise additional capital, as we do not have sufficient revenues to support such an activity using our own resources.
Employees
     As of December 31, 2005, we had seventeen full-time employees and no part-time employees.
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
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended December 31, 2005. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.
We have a history of losses and expectation of future losses; uncertainty of future profitability; and limits on operations.
     From our incorporation in 1982 through December 31, 2005, we have incurred an accumulated loss of approximately $158.3 million and have been profitable in only one fiscal year during that time. There can be no assurance that we will generate sufficient revenues to achieve profitability in the future. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our continued slow revenue growth and operating losses may indicate circumstances requiring an impairment to be recorded.
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
     Our business would be adversely affected if we were to incur difficulties or delays in developing new products or enhancements or if those products or enhancements did not gain market acceptance. Specifically:
▪	we may not be successful in identifying, developing and marketing product enhancements or new products that respond to technological change or evolving industry standards;

▪	we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products; and

▪	we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products; and

▪	our new products and enhanced products may not adequately meet the requirements of the marketplace and achieve market acceptance or may not keep pace with advances made by our competitors.
We currently hold five U.S. patents. We have four patents in various stages of prosecution. The time period covered by our patents ranges from five to twenty years; however, there can be no assurance that our technologies will be accepted in the marketplace. In addition, different technologies owned by others could arise that would be superior or more marketable than ours. See Description of Business—Patents and Proprietary Technology.

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
     As of December 31, 2005, Amphion Ventures LP and affiliates of Amphion Ventures LP, including Amphion Partners, Amphion Investments, Antiope Partners, Amphion Capital Partners (formerly NVW, LLC), Amphion Capital Management LLC, Amphion Innovations plc and VennWorks LLC (formerly incuVest LLC) (collectively, the “Amphion Group”) owned approximately 62% of our outstanding common stock. This level of ownership provides the Amphion Group with the power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. Additionally, two of our five directors are affiliates of the Amphion Group. See Security Ownership of Certain Beneficial Owners and Management.

The price of our common stock has been highly volatile and may continue to be highly volatile, which may adversely affect your ability to sell your shares and our ability to raise additional capital.
     The price of our common stock has been highly volatile and may continue to be highly volatile. For instance, from November 1, 2002 through December 31, 2005, our common stock traded from a low of $.025 to a high of $3.60 per share. The price of our common stock has experienced, and may continue to experience, significant volatility in response to many factors, some of which are beyond our control and may not even be directly related to us, including:
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
Item 2. DESCRIPTION OF PROPERTIES.
     Axcess leases a 6,509 square foot facility in Carrollton, Texas, which is used for administrative, engineering and sales offices. This facility is rented on a one year agreement that expires in October of 2006. The monthly rent is $5,000. We also lease 1,500 square feet in Costa Mesa, California, which is used for engineering space. The lease will terminate in September 2006 and the monthly rent is $1,852. We believe these facilities are suitable and adequate to accommodate our operations. We consider each of these facilities to be in good condition and it is our opinion that the facilities are adequately covered by insurance.
Item 3. LEGAL PROCEEDINGS.
     Axcess is engaged in a number of lawsuits with approximately six vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $84,336. We are currently defending or seeking to settle each of the vendor’s claims. At December 31, 2005, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     Axcess’ common shares trade on the over-the-counter bulletin board under the symbol AXSI.OB. Prior to September 2002, our common stock traded on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the symbol AXSI. We were notified in September of 2002 that we no longer qualified for the NASDAQ SmallCap minimum listing requirements. The table below sets forth high and low closing prices for our common stock during each of the periods indicated, as reported the over-the-counter bulletin board by NASDAQ. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	2005		2004
QUARTER ENDED	LOW	HIGH	LOW	HIGH

March 31	$1.34	$1.95	$1.80	$2.25
June 30	1.40	1.75	1.95	3.60
September 30	1.10	1.75	1.90	2.65
December 31	0.82	1.20	1.40	2.10
     As of December 31, 2005, we had approximately 704 holders of record of voting common stock.
     Axcess has not paid dividends on our common stock and does not anticipate the payment of cash dividends in the foreseeable future, as we contemplate retaining all earnings to finance the continued growth of our business.
Equity Compensation Plans
     Information concerning the 2005 Equity Incentive Plan, 2001 Equity Incentive Plan and the 1998 Directors Compensation Plan is presented in the table that follows. See “Note 12. Stock Options and Warrants” in the notes to the financial statements.

Number of securities
	Number of securities to be	Weighted-average	remaining available
	issued upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	3,117,485	$2.40	5,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,117,485	$2.40	5,000,000

Recent Sale of Unregistered Securities
     During 2005, we issued unregistered securities in connection with each of the transactions described below. The issuance of the Preferred Stock, common stock and promissory notes were exempt from the registration requirements of the Securities Act by virtue of Sections 4(2) and 4(6) thereof as a transaction not involving a public offering and made solely to accredited investors. An appropriate restrictive legend was affixed to the stock certificates and warrants.
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
     During 2005, four holders elected to convert $250,000 of their notes plus $8,263 of accrued interest into 253,283 shares of Axcess common stock, which were issued during 2005. During 2005, the Board also elected to convert $27,318 of accrued and unpaid interest into 27,594 shares of Axcess common stock.

     During February 2006, seven holders elected to convert their remaining $233,333 of their notes plus $11,829 of accrued interest into 415,526 shares of Axcess common stock, which were issued during 2006.
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
     During 2005 two holders elected to convert $73,334 of their notes plus $5,093 of accrued interest into 79,380 shares of Axcess common stock, which were issued during 2005. During 2005, the Board elected to convert $9,615 of accrued and unpaid interest into 9,711 shares of Axcess common stock.
     During February 2006, ten holders elected to convert their remaining $163,333 of their notes plus $8,280 of accrued interest into 290,868 shares of Axcess common stock, which were issued during 2006.
Dividends Paid
     During 2005, the Board elected to convert $326,008 of accrued and unpaid dividends for the current holders of the 2003B Preferred shares into 220,280 shares of Axcess common stock, which were issued during 2005. The also elected to convert $106,438 of accrued and unpaid dividends for the current holders of the 2004 Preferred shares into 71,918 shares of Axcess common stock, which were issued during 2005.
2005 Preferred Equity Offering
     On December 30, 2005 the Company raised $813,021 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2005 Preferred and consists of 956,495 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $0.85. In addition, the Company issued 956,495 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at lease twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
     A portion of the 2005 Preferred Equity Offering was the conversion of a convertible note with Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder. The principal of the note converted was $500,000 and accrued interest of $4,521. Amphion also agreed to release its secured interest in Axcess’ video patent portfolio.
Warrant Exercised
     During the first quarter of 2005 we raised a net of $1,629,922 of additional working capital through the exercise of warrants. In order to induce the warrant holders to exercise their warrants early we offered an additional warrant for each warrant exercised by January 28, 2005. We issued 1,702,840 of common shares and an equal number of additional warrants. The new warrants have an exercise price of $1.50 and they expire on January 31, 2010.
     During the first and second quarter of 2005 we received $303,851 of additional working capital through the exercise of warrants, in exchange we issued 296,066 shares of Axcess common stock. During 2005 we had 4,434,902 warrants expire unexercised.
Common Stock
     During 2005 we had four employees exercise 55,100 stock options with a strike price of $0.40 per share.
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
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Recent Developments: Going Concern and Liquidity Problems
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2005. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
Sales and Marketing Initiatives
               In the past our sales volume has not been sufficient to sustain our operations. During 2005 we were able, through our financings, to initiate a new marketing emphasis, which is intended by us to build sales, primarily of our RFID products. During 2006, we are optimistic about our ability to grow the business. We continue to see broad-based awareness and acceptance of RFID as whole world-wide. Our three accomplishments during 2005 which should assist in growing revenue during 2006 are:
1.	We were able to secure a number of important reference accounts in 2005;

2.	We grew the integrator channel;

3.	We began our thrust into Supply Chain tagging.
               While there can be no assurance that our efforts will be successful, we believe that these accomplishments will assist us in our goal of becoming profitable.
     See “Risk Factors.”
Results of Operations
     Sales and Gross Profit. Sales for the year ending December 31, 2005 and 2004 were $1,080,240 and $911,565, respectively. We realized gross profits of $430,525 in 2005 and $457,476 in 2004. No customer accounted for more than 6% of total revenue in 2005 and one customer accounted for 14% of total revenue in 2004. Cost of sales for the year ended December 31, 2005 and 2004 were $594,158 and $439,215, respectively. We also recorded a charge of $55,557 for inventory impairment during the year ended December 31, 2005 compared to $14,874 for the year ended December 31, 2004. The majority of the impairment was as a result of the shift in focus to the RFID business away from the video products and the change in strategy from self-manufacturing to contract manufacturing. The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products. The increase in sales was due to an increase in sales and marketing activities initiated during 2005. The margin (excluding inventory impairment charge) continues to be stable in the 40% — 50% range as a result of the move towards contract manufacturing and better utilization of our production staff.
     Radio frequency identification (RFID) product sales were $986,377 and $772,475 for the year ended December 31, 2005 and 2004, respectively. Cost of sales was $570,589 for the year ended December 31, 2005 and $378,956 for the year ended December 31, 2004. We also recorded a charge of $1,597 and $5,498 for inventory impairment during the year ended December 31, 2005 and 2004, respectively. The impairment was as a result of our change in strategy from self-manufacturing to contract manufacturing. The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products. As a result, gross profits from RFID products were $414,191 for the year ended December 31, 2005 and $388,021 for the year ended December 31, 2004. The decrease in gross margin is related to product mix shifting more towards tags which are sold at a lower margin. No customer accounted for more than 7% and one customer accounted for 16% of the RFID sales during 2005 and 2004, respectively.
     Digital video product sales were $93,863 and $139,090 for the year ended December 31, 2005 and 2004, respectively. Cost of sales was $23,569 for the year ended December 31, 2005 and $60,260 for the year ended December 31, 2004. We also recorded a charge of $53,960 and $9,375 for inventory impairment during the year ended December 31, 2005 and 2004, respectively. The impairment was as a result of our change in strategy from self-manufacturing to contract manufacturing and the change of focus to the RFID product line. The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products. As a result, gross profits from digital video products were $16,334 for the year ended December 31, 2005 and $69,455 for the year ended December 31, 2004. The increased margin (excluding inventory impairment) percent was primarily due to better utilization of our production staff and focus on selling the higher margin products. We have continued to shift our focus to the RFID product line and expect the video product line to continue to decrease over the next couple of years. Five customers accounted for 76% of the video sales during the year ended December 31, 2005 and three customers accounted for 65% of the video sales during the year ended December 31, 2004.
     Operating Expenses. Operating expenses were $3,297,108 and $3,276,932 in 2005 and 2004, respectively. The majority of the increase relates to the expense of the development of our next generation product that was started during 2005 and increased selling and marketing offset by lower amortization and reduced insurance and outside services.
     Research and development expenses were $935,248 in 2005 and $718,278 in 2004. The majority of the increase relates to the first two phases of the development of the next generation tag. We have completed the feasibility study and have entered into the actual development phase. We were able to offset some of that increased expense with a reduction in contract labor and reduction in product testing.
     Corporate general and administrative expenses were $1,373,980 and $1,528,937 in 2005 and 2004, respectively. The decrease is a result of decreased insurance expense, reduced outside services in audit, legal and investor relations and lower telephone expense and travel.
     Selling and marketing expenses were $960,249 and $827,323 in 2005 and 2004, respectively. The increase is a result of increased salaries relating to increased headcount and increased travel because of our shift in strategy to a modified direct approach. The change should allow us to drive more sales.
     Depreciation and amortization expenses were $27,631 for 2005 compared to $202,394 for 2004. The decrease is related to lower amortization expense related to our intangible assets and lower depreciation expense as a result of the age of the equipment.
     Other expenses, net. Other expenses, net, were $389,471 and $597,098 in 2005 and 2004, respectively. During 2005 we had a reduction of interest expense of $65,539 in 2005 compared to 2004. We also recognized $326,424 of income during 2005 relating to the expiration of the statue of limitations compared to $177,787 during 2004 where we were able to settle some accounts payable and settlements at a discount relating to prior periods.
     Net Loss. Net loss was $3,256,054 and $3,416,554 in 2005 and 2004, respectively. The decrease is due primarily to lower amortization expense, reduction of outside service fees and lower other expenses. Offset by increased inventory impairment, increased research and development expense relating to the next generation tag and higher selling expenses.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $3,198,581 for 2005 and $299,481 for 2004. $2,060,397 of the increase is related to the warrant inducement we offered to warrant holders to exercise their warrants early in January 2005. $813,021 of the increase is related to the warrants we issued in connection with the 2005 Preferred Stock Equity we closed during December 2005. Recurring preferred Stock dividend requirements were $325,163 in 2005 compared to $299,481 in 2004. The increase was primarily due to the 2004 Preferred Equity round that was closed in the second quarter of 2004.
Liquidity and Capital Resources
     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet our working capital requirements. At December 31, 2005, we had working capital deficit of $1,248,263.
     Our operations continued to generate losses in 2005. Our cash decreased $224,232 during 2005 with operating activities using $2,758,035 of cash. We funded operations primarily through borrowings and equity offerings with financing activities providing net cash of $2,541,293. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2006 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2006.

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
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2005. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
Other Matters relating to future amortizable charges
     As of December 31, 2005 we have $343,446 of debt discount and deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the related debt. In connection with the issuance of the 2003B Preferred Stock, we recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock. In connection with the issuance of the 2004 Preferred Stock, we recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 154, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.
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
Item 8A. CONTROLS AND PROCEDURES.
     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.
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
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Management of Axcess
     The Board elects executive officers annually at its first meeting following the annual meeting of stockholders. The following table sets forth, as of March 29, 2006, Axcess’ directors, executive officers and significant employees, their ages, and their positions within Axcess.

Name	Age	Position	Committee
Richard C.E. Morgan	61	Chairman of the Board of Directors	(1*) (3*) (4)
Allan Griebenow	53	Director, President and Chief Executive Officer	(1) (4)
Allan L. Frank	42	Vice President, Secretary and Chief Financial Officer
Robert J. Bertoldi	51	Director	(2) (4)
Paul J. Coleman, Jr.	73	Director	(2) (4)
Robert F. Hussey	56	Director	(2*) (3) (4)
Jim A. Ferguson	64	Vice President, Strategic Sales

(1)	Executive Committee

(2)	Audit Committee

(3)	Compensation Committee

(4)	Nominating and Governance Committee

*	Indicates Chairman of the Committee
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
     Robert F. Hussey has served on the Board since September 2002. Mr. Hussey currently serves as interim President, CEO and Director of Digital Lightwave, Inc. Mr. Hussey also serves on the board of Distributed Power Corporation and on the board of advisors for Argentum Capital Partners. From 1991 through 1996, Mr. Hussey served as President, CEO and Director of MetroVision of North America. From 1984 through 1991, Mr. Hussey was Founder, President, CEO and Director of POP Radio Corp. Prior to POP Radio, Mr. Hussey worked at Grey Advertising, Inc., E.F. Hutton and American Home Products, Inc. Mr. Hussey received a B.S. in Business Administration from Georgetown University and an MBA in International Business from George Washington University.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Under Section 16(a) of the Exchange Act, directors, certain officers and beneficial owners of 10% or more of the Company’s Voting Common Stock are required from time to time to file with the Securities and Exchange Commission reports on Forms 3, 4 or 5, relating principally to transactions in Company securities by such persons. Based solely upon a review of Forms 3, 4 and 5 submitted to Axcess during and with respect to 2005, all of these individuals or entities timely filed their respective Forms 3, 4 or 5 required by Section 16(a) of the Exchange Act during 2005.
Code of Ethics
     We have adopted our Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and any Principal Accounting Officer or Controller (“Senior Financial Officers”) of Axcess International, Inc. (the “Company”). Its purpose is to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of the Company’s financial records and the preparation of financial statements filed with the Securities and Exchange Commission (the “SEC”). A copy of such code is attached as an exhibit to our annual report on Form 10-KSB for the ended December 31, 2005

Item 10. EXECUTIVE COMPENSATION.
     The following table summarizes the compensation earned by Axcess’ Chief Executive Officer and Axcess’ two other most highly compensated executive officers (whose annualized compensation exceeded $100,000) (collectively called the “named executive officers”), for services rendered in all capacities to Axcess during the fiscal years ended December 31, 2005 through 2003.

	Summary Compensation Table
	Annual Compensation					Long Term Compensation
				Other	Restricted		LTIP	All Other
Name	Year	Salary	Bonus	Annual	Stock	Options/	payouts	Compen-
Principal Positions	Ended	($)	($)	Compensation	Awarded	SARs (#)	($)	sation

Allan Griebenow	2005	230,009	—	—	—	—	—	—
President and	2004	230,946	—	—	—	156,568	—	—
Chief Executive Officer	2003	177,651	—	—	—	163,000	—	—

Allan L. Frank	2005	180,000	—	—	—	—	—	—
Vice President, Secretary	2004	180,937	—	—	—	147,968	—	—
And Chief Financial Officer	2003	139,448	—	—	—	100,000	—	—

James A. Ferguson	2005	90,000	—	—	—	—	—	—
Vice President	2004 (1)	49,096	—	—	—	75,000	—	—
Strategic Sales	2003	—	—	—	—	—	—	—

(1)	Represents compensation earned from June 2004, when Mr. Ferguson rejoined Axcess.
Stock Option Grants in 2005 to Axcess’ Named Executive Officers
     The following table provides information regarding the stock options granted by us to the named executive officers during the fiscal year ended December 31, 2005. Other than those persons listed in the following table, we did not grant any stock options to any other named executive officers.

Option Grants in Last Fiscal Year
Individual Grants
Number of
	Securities	% of	Exercise
	Underlying	Total Options	Or Base
	Options	Granted to	Price	Expiration
Name	Granted (#)	Employees	($ / share)	Date

Allan Griebenow	—	—	—	—
Allan L. Frank	—	—	—	—
James A. Ferguson	—	—	—	—
     On February 15, 2006 the board voted to issue an additional one million one hundred and seventy-five thousand options (1,175,000). The exercise price was one dollar and four cents ($1.04) which was the closing price on that date. The options will vested in four equal installments beginning in February of 2007. The options were granted to seventeen employees and three board members. The grants ranged in size from 5,000 to 268,000 with the average being 58,750.
Aggregate Option Exercises in 2005 by Axcess’ Executive Officers
     The following table provides information as to options exercised, if any, by each of the named executive officers in 2005 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of our Voting Common Stock on December 30, 2005 ($0.82 as reported on the Over-The-Counter Bulletin Board).

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-the-Money Options at
	On	Value	Options at December 31, 2005		December 31, 2005
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Allan Griebenow	—	$—	990,396	136,676	$68,560	$—
Allan L. Frank	—	$—	350,742	182,226	$42,000	$—
James A. Ferguson	—	$—	18,750	56,250	$—	$—

Compensation of the Company’s Directors
     Starting in 2006, we pay cash compensation to each director who is not employed by us and who does not beneficially own more than five percent of the shares of common stock outstanding. We will pay five thousand dollars per quarter to each independent director and an additional twenty-five hundred dollars per quarter for an independent chairman of the audit or compensation committee. We will also pay one thousand dollars to each independent director for each meeting attended and five hundred dollars for each telephonic board meeting. In addition to the compensation set forth above, each director shall receive an annual grant of options to acquire common stock at an exercise price equal to the fair market value per share of the common stock at the time the option is granted. The annual grant customarily takes place shortly after each annual meeting of our stockholders. All new board members receive 50,000 options to acquire common stock at an exercise price equal to the fair market value per share of the common stock on the date the board member is elected by our stockholders. All new board members will also be eligible to receive the annual grant. We also pay ordinary and necessary out-of-pocket expenses for directors to attend board and committee meetings. Directors who are officers or employees of Axcess receive no fees for service on the board or committees thereof.
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
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The following table sets forth the number of shares of each class of stock beneficially owned as of March 28, 2006, by each person known by Axcess to be the beneficial owner of more than five percent of any class of our voting securities as of March 28, 2006. Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

		Amount and		Percentage of
Name and Address of		Nature of	Percentage	Common
Beneficial Owner	Title of Class	Beneficial Owner	of Class	Voting Power

Amphion Group (1)	Voting Common Stock	19,937,276 (2)	54.2%	47.6%
330 Madison Avenue	Series 2005	1,770,024	65.3%	4.2%
New York, NY 10017

(1)	See the following table regarding the beneficial ownership of the Amphion Group.

(2)	Includes 2,271,157 shares that the Amphion Group has the right to acquire pursuant to warrants and options that are exercisable within 60 days.
     The following table sets forth the number of shares beneficially owned by the Amphion Group, which is defined to include Mr. Richard C.E. Morgan, a British citizen and Chairman of the Board of Directors of the Company (“Mr. Morgan”), Mrs. Anna Morgan, a British citizen and wife of Richard C.E. Morgan (“Mrs. Morgan”), Robert J. Bertoldi, a U.S. citizen and Director of the Company (“Mr. Bertoldi”), Amphion Ventures, LP, a Delaware limited partnership (“Amphion Ventures”), Amphion Partners, LLC, a Delaware limited liability company (“Amphion Partners”), Amphion Investments, LLC, a Delaware limited liability company (“Amphion Investments”), Antiope Partners, LLC, a Delaware limited liability company (“Antiope Partners”), Amphion Capital Management, LLC, a Delaware limited liability company (“ACM”), NVW,LLC a Delaware limited liability company (NVW”), Amphion Innovations plc, an Isle of Man company (Innovations) and VennWorks, LLC, a Delaware limited liability company formerly known as incuVest, LLC, (“VennWorks”).
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

Partners and certain other shares held by Amphion Partners. Mr. Morgan disclaims beneficial ownership of the shares held by each of the Amphion Group.

		Series
	Voting	2005
	Common	Preferred	Warrants		Options		Total

Amphion Ventures LP	9,219,305	—	382,997	(1)	—		9,602,302
VennWorks LLC	5,677,006	—	—		—		5,677,006
Amphion Innovations plc	670,000	1,475,906	1,574,042	(2)			3,719,948
Mr. Morgan	697,509 (3)	294,118	314,118	(4)	73,646	(5)	1,379,391
Antiope Partners LLC	1,109,182	—	—		—		1,109,182
Mr. Bertoldi	—	—	—		130,646	(6)	130,646
Amphion Investments LLC	44,000	—	—		—		44,000
Amphion Partners LLC	28,125	—	—		—		28,125
Amhion Capital Management LLC	16,700	—	—		—		16,700

Total of Amphion Group	17,461,827	1,770,024	2,271,157		204,292		21,707,300

(1)	Includes two different grants ranging in price ($1.50 to $2.38) and expiration dates (December 31, 2006 to January 28, 2010).

(2)	Includes two different grants with an exercise price of $1.50. 98,136 expire on January 28, 2010 and the remaining expiring on March 14, 2011.

(3)	Includes 252,715 shares of common stock issued to Mrs. Morgan, the wife of Mr. Morgan.

(4)	Includes two different grants with an exercise price of $1.50. 20,000 expire on January 28, 2010 and the remaining expiring on March 14, 2011.

(5)	Options to purchase 73,646 shares of common stock that are exercisable within 60 days.

(6)	Options to purchase 130,646 shares of common stock that are exercisable within 60 days.
     The following table sets forth the number of shares of each class of stock beneficially owned as of March 28, 2006, by each director who beneficially owns equity securities and the executive officers of Axcess, and all of our directors and executive officers as a group. The business address of each director and executive officer is c/o Axcess International, Inc., 3208 Commander Drive, Carrollton, Texas 75006. To Axcess’ knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder, except for Mr. Morgan’s beneficial ownership, which is discussed in the introduction to the previous table above.

			Amount and
			Nature of	Percentage	Percentage
Name of			Beneficial	of	of Common
Beneficial Owner	Title of Class		Owner	Class	Voting Power

Richard C.E. Morgan	Voting Common Stock	(1)	17,461,827	61.9%	52.4%
	Series 2005 Preferred		1,770,024	65.3%	5.3%

Robert J. Bertoldi	Voting Common Stock	(2)	16,764,318	59.4%	50.3%
	Series 2005 Preferred		1,475,906	54.5%	4.4%

Allan Griebenow	Voting Common Stock	(3)	14,860	*	*
Paul J. Coleman, Jr.	Voting Common Stock	(4)	80	*	*
Allan L. Frank	Voting Common Stock	(5)	—	*	*
Robert F. Hussey	Voting Common Stock	(6)	—	*	*
James A. Ferguson	Voting Common Stock	(7)	—	*	*

All Directors, Director	Voting Common Stock		17,476,767	61.9%	52.4%
Nominees and	Series 2005 Preferred		1,770,024	65.3%	5.3%
Executive Officers as
a group (7 individuals)

*	Less than 1%.

(1)	The number of shares of voting common stock includes 434,794 shares held directly, 16,764,318 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above), 252,715 shares owned by Mr. Morgan’s wife. However, the number of shares of voting common stock excludes 387,764 shares that Mr. Morgan has the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days, 1,957,039 shares that entities within the Amphion Group have the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Morgan disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(2)	Includes 16,764,318 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above). However, excludes 130,646 shares that Mr. Bertoldi has the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days and 1,268,804 shares that entities within the Amphion Group have the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Bertoldi disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(3)	Includes 14,580 shares of common stock held directly by Mr. Griebenow and 280 shares owned jointly with his wife. Excludes 1,029,538 shares that Mr. Griebenow has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(4)	Includes 80 shares of common stock held directly by Mr. Coleman and excludes 158,646 shares that Mr. Coleman has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(5)	Excludes 437,734 shares that Mr. Frank has the right to acquire pursuant to options that are exercisable within 60 days.

(6)	Excludes 95,646 shares that Mr. Hussey has the right to acquire pursuant to options that are exercisable within 60 days.

(7)	Excludes 18,750 shares that Mr. Ferguson has the right to acquire pursuant to options that are exercisable within 60 days.
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
Amphion Capital Partners LLC (formerly NVW LLC)
     In 2005, Axcess entered into a one year Borrowed Employees and Advisory Agreement with Amphion Capital Partners LLC (“ACP”), to assist us in a variety of areas relating to investor relations and technology research. ACP will provide Axcess with the use of employees who will be dedicated, on a part-time basis, to provide these services, in addition to the services of Robert Bertoldi and Richard Morgan. ACP will provide Axcess the following: (i) Identification, evaluation and advice on a variety of options the Axcess to undertake to enhance its current technology offering, including sources of complementary technology and technology partnering; (ii) Investor relations services, including becoming the initial point of contact for the Preferred Equity Investors, providing both materials and information to interested parties; (iii) Advice and assistance with strategies relating to asset enhancement and maximization of asset utilization, including those associated with and intellectual property assets. In return Axcess has agreed to pay ACP $7,500 per month in advance. During 2006, Axcess elected to renew the contract and the payment was raised to $10,000 per month in advance.
     ACP currently has warrants to purchase up to 98,136 additional common shares of Axcess. The exercise price of the warrant is $1.50 and they expire on January 28, 2010.
Other Matters
     On July 30, 2002, the wife of Richard C.E. Morgan invested $100,000 in Axcess, pursuant to the terms of a bridge financing agreement. Mrs. Morgan acquired a convertible promissory note in the principal amount of $100,000 and 25,000 unregistered shares of Axcess’ common stock. Axcess registered the common shares in December 2003, and Mrs. Morgan agreed not to sell more than one-third of the shares in any calendar month. Axcess and Mrs. Morgan made certain representations and warranties in the bridge financing agreement. The convertible promissory note bears interest at a rate of seven percent compounded annually. At each of July 30, 2003; July 30, 2004; and July 30, 2005, Mrs. Morgan may elect to convert one-third of the principal amount of the note (plus accrued interest thereon) into shares of the Axcess’ common stock, provided that we have not, on or prior to each such conversion date, retired one-third of the principal amount of the Note. The conversion price initially is 65% of the average closing price of a share of our common stock for the twenty trading days preceding the given anniversary date, provided that the maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share, and the conversion price is subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in Axcess’ shares of common stock. Subject to Mrs. Morgan’s right to convert the note in accordance with its terms, the note may be prepaid without penalty. On May 10, 2004 Mrs. Morgan elected to convert $33,333 of the principal and accrued interest into 33,412 shares of Axcess common stock. In February 2006, Mrs. Morgan elected to convert the remaining $66,667 of the principal plus accrued interest into 118,722 shares of Axcess common stock.
     In January 2003, the wife of Richard C.E. Morgan invested an additional $20,000 in Axcess, pursuant to the terms of a bridge financing agreement. Mrs. Morgan acquired a convertible promissory note in the principal amount of $20,000 and 40,000 unregistered shares of Axcess’ common stock. Axcess registered the common shares in December 2003, and Mrs. Morgan agreed not to sell more than one-third of the shares in any calendar month. Axcess and Mrs. Morgan made certain representations and warranties in the bridge financing agreement. The convertible promissory note bears interest at a rate of seven percent compounded annually. At each of January 31, 2004; January 31, 2005; and January 31, 2006, Mrs. Morgan may elect to convert one-third of the principal amount of the note (plus accrued interest thereon) into shares of the Axcess’ common stock, provided that we have not, on or prior to each such conversion date, retired one-third of the principal amount of the Note. The conversion price initially is 65% of the average closing price of a share of our common stock for the twenty trading days preceding the given anniversary date, provided that the maximum conversion price shall be $4.00 per share and the minimum conversion price shall be $1.00 per share, and the conversion price is subject to adjustment from time to time to reflect any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in Axcess’ shares of common stock. Subject to Mrs. Morgan’s right to convert the note in accordance with its terms, the note may be prepaid without penalty. On May 10, 2004 Mrs. Morgan elected to convert $6,667 of the principal or accrued interest into 6,172 shares of Axcess common stock. In February 2006, Mrs. Morgan elected to convert the remaining $13,333 of the principal plus accrued interest into 23,744 shares of Axcess common stock.
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

10.2	AXCESS Inc. Stock Option Plan. Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80857). +

10.3	AXCESS Inc. Director Compensation Plan. Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80843). +

10.4	AXCESS Inc. Non-Employee Directors’ Stock Option Plan. Incorporated herein by reference to Exhibit 4. (a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-98160). +

10.5
Agreement to amend purchase note and payment terms as of December 12, 2003, executed by AXCESS and PV Proceeds holdings, Inc. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 16, 2003.

10.6
Amended demand note dated as of November 30, 2003, executed by AXCESS payable to Amphion Investment LLC in the principal amount of $393,787. Incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on December 16, 2003.

10.7
Stock Purchase agreement for the 2004 Preferred Equity Offering from May 2004. Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31,

2004.

10.8	Advisory agreement between NVW LLC and Axcess. Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

10.9	Borrowed employees and advisory agreement between Amphion Capital Partners and Axcess. *

10.10	Stock Purchase agreement for the 2005 Preferred Equity Offering from December 2005. *

14.1	Code of Ethics for Senior Financial Officers dated and approved by the Board of Director on March 26, 2004. *

21.1	Subsidiaries of the Company. *

23.1	Consent of Hein & Associates LLP. *

31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Audit Committee charter. *

99.2	Nominating and Governance Committee charter. *

99.3	Whistleblower Policy. *
(b) Reports on Form 8-K:

Date	Description
February 2, 2005	On February 2, 2005, Axcess International Inc. filed an 8-K announcing the results for the year ended December 31, 2004.

July 18, 2005	On July 18, 2005, Axcess International Inc. filed an 8-K announcing the results from their annual shareholders meeting.

January 4, 2006	On January 4, 2006, Axcess International Inc. filed an 8-K announcing they closed on $813,020 of the 2005 Preferred Equity round.

*       Filed herewith
+       Denotes management contract or compensatory plan.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table presents fees for professional audit services rendered by Hein & Associates LLP for the audit of Axcess International Inc.’s annual consolidated financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Hein & Associates LLP during those periods.

	December 31,	December 31,
	2005	2004
Audit fees (1)	$48,064	$68,200
Audit related fees (2)	—	—
Tax fees (3)	10,930	16,100
All other fees (4)	—	—

Total	$58,994	$84,300

1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Hein & Associates LLP in connection with statutory and regulatory filings or engagements.

2)	Audit-Related Fees would normally consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(4)	All Other Fees would normally consist of fees for services other than the services reported above.
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

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2006.

AXCESS INTERNATIONAL INC.
By:	/s/ Richard C.E. Morgan
Richard C.E. Morgan, Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 29th day of March 2006.

Signature	Capacity

/s/ Richard C.E. Morgan Richard C.E. Morgan	Chairman of the Board

/s/ Allan Griebenow Allan Griebenow	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Allan L. Frank Allan L. Frank	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Paul J. Coleman, Jr. Paul J. Coleman, Jr.	Director

/s/ Robert J. Bertoldi Robert J. Bertoldi	Director

/s/ Robert F. Hussey Robert F. Hussey	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Axcess International, Inc.
We have audited the accompanying consolidated balance sheets of Axcess International, Inc. (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axcess International, Inc., at December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
/s/ HEIN & ASSOCIATES LLP
February 2, 2006
Dallas, Texas

AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$236,869	$461,101
Accounts receivable — trade, net of allowance for doubtful accounts of $17,389 and $8,859, respectively.	141,200	79,965
Inventory, net	112,270	144,714
Prepaid expenses and other	72,628	97,164

Total current assets	562,967	782,944

Property, plant and equipment, net	29,387	49,395
Intellectual property, net	—	133
Deferred debt issuance costs	337,926	506,889
Other assets	2,699	3,906

Total assets	$932,979	$1,343,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$252,155	$490,100
Accrued liabilities	959,149	789,589
Notes payable:
Convertible notes payable (includes $80,000 and $66,667 with related parties in 2005 and 2004, respectively)	396,666	483,333
Discounts on convertible debt	(5,520)	(289,482)
Dividends payable	208,780	316,062

Total current liabilities	1,811,230	1,789,602

Notes payable to stockholders	3,709,071	3,932,092
Convertible notes payable (includes $13,333 with related party in 2004)	—	236,667
Discount on convertible debt	—	(34,084)

Total liabilities	5,520,301	5,924,277

Commitments and contingencies (Notes 2, 8 and 13)
Stockholders’ deficit:
Convertible preferred stock, 7,000,000 shares authorized
With liquidation preference; no shares issued and outstanding in 2005 and 2004, respectively;	—	—
Without liquidation preference; $0.01 par value, 3,371,495 and 2,415,000 shares issued and outstanding in 2005 and 2004, respectively	33,715	24,150
Common stock, $.01 par value, 50,000,000 shares authorized in 2005 and 2004; 27,437,111 shares issued and outstanding in 2005 and 24,720,939 shares issued and outstanding in 2004	274,371	247,209
Shares of common stock to be issued, 5,333 shares in 2005	53	—
Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; no shares issued and outstanding in 2005 or 2004	—	—
Additional paid-in capital	153,436,725	149,898,600
Accumulated deficit	(158,332,186)	(154,750,969)

Total stockholders’ deficit	(4,587,322)	(4,581,010)

Total liabilities and stockholders’ deficit	$932,979	$1,343,267

See accompanying notes

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004
Sales	$1,080,240	$911,565
Cost of sales	594,158	439,215
Inventory impairment	55,557	14,874

Gross profit	430,525	457,476
Expenses:
Research and development	935,248	718,278
General and administrative	1,373,980	1,528,937
Selling and marketing	960,249	827,323
Depreciation, amortization and impairment	27,631	202,394

Operating expenses	3,297,108	3,276,932

Loss from operations	(2,866,583)	(2,819,456)

Other income (expense):
Interest expense	(715,895)	(781,434)
Gain on vendor settlements and statutory write-off	326,424	177,787
Other	—	6,549

Other expense, net	(389,471)	(597,098)

Net loss	(3,256,054)	(3,416,554)

Preferred stock dividend requirements
Recurring	(325,163)	(299,481)
Warrant inducement	(2,060,397)	—
2005 Preferred equity offering	(813,021)	—

Preferred stock dividend requirements	(3,198,581)	(299,481)

Net loss applicable to common stock	$(6,454,635)	$(3,716,035)

Basic and diluted net loss per share	$(0.24)	$(0.16)

Weighted average shares of common stock outstanding	26,850,272	23,848,676

See accompanying notes.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2005 and 2004

	CONVERTIBLE
	PREFERRED STOCK		COMMON STOCK
	NUMBER		NUMBER		ADDITIONAL	COMMON		TOTAL
	OF	PAR	OF	PAR	PAID-IN	STOCK	ACCUMULATED	STOCKHOLDERS’
	SHARES	VALUE	SHARES	VALUE	CAPITAL	ISSUABLE	DEFICIT	DEFICIT
Balance at December 31, 2003	1,790,054	$554,523	19,446,028	$194,461	$146,246,094	$45,293	$(150,032,396)	$(2,992,025)
Shares issued from issueable at December 31, 2003	—	—	4,529,345	45,293	—	(45,293)	—	—
Conversion of Ardinger Series I preferred to common stock	(52)	(516,299)	248,769	2,488	619,434	—	—	105,623
Conversion of Ardinger Series J preferred to common stock	(2)	(20,324)	9,648	96	24,022	—	—	3,794
Shares issued in conjunction with 2004 Preferred equity offering	625,000	6,250	—	—	2,196,290	—	(1,002,540)	1,200,000
Shares issued for services rendered	—	—	25,000	250	64,750	—	—	65,000
Shares cancelled related to services rendered	—	—	(100,000)	(1,000)	1,000	—	—	—
Conversion of Convertible note	—	—	476,349	4,763	713,548	—	—	718,311
Issuance of common stock upon exercise of stock options	—	—	85,800	858	33,462	—	—	34,320
Preferred stock dividends	—	—	—	—	—	—	(299,481)	(299,481)
Net Loss	—	—	—	—	—	—	(3,416,552)	(3,416,552)

Balance at December 31, 2004	2,415,000	$24,150	24,720,939	$247,209	$149,898,600	$—	$(154,750,969)	$(4,581,010)

Shares issued in conjunction with 2005 Preferred equity offering	362,942	3,629	—	—	304,870	—	—	308,499
Conversion of notes payable and accrued interest into 2005 preferred stock	593,553	5,936	—	—	498,585	—	—	504,521
Conversion of Convertible note	—	—	369,968	3,700	369,924	—	—	373,624
Issuance of common stock upon exercise of warrants	—	—	296,066	2,961	300,890	—	—	303,851
Shares issued in conjunction with accrued dividends	—	—	292,198	2,922	429,524	—	—	432,446
Shares issued in conjunction with warrant inducement	—	—	1,702,840	17,028	1,612,841	53	—	1,629,922
Issuance of common stock upon exercise of stock options	—	—	55,100	551	21,491	—	—	22,042
Preferred stock dividends	—	—	—	—	—	—	(325,163)	(325,163)
Net Loss	—	—	—	—	—	—	(3,256,054)	(3,256,054)

Balance at December 31, 2005	3,371,495	$33,715	27,437,111	$247,371	$153,436,725	$53	$(158,332,186)	$(4,587,322)

See accompanying notes

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(3,256,054)	$(3,416,552)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	27,631	202,394
Gain on vendor settlements and statutory write-off of payables	(326,424)	(177,787)
Amortization of financing discount and issuance costs	487,010	525,854
Shares issued for services rendered	—	65,000
Inventory impairment	55,557	14,874
Changes in operating assets and liabilities:
Accounts receivable	(61,235)	5,283
Inventory	(23,113)	(28,073)
Prepaid expenses and other	24,536	51,326
Other assets	1,207	(3,311)
Accounts payable and accrued liabilities	312,850	(8,876

Net cash used by operating activities	(2,758,035)	(2,769,868)

Cash flow from investing activities:
Capital expenditures	(7,490)	(40,462)

Net cash used by investing activities	(7,490)	(40,462)

Cash flow from financing activities:
Principal payments on financing agreements	(223,022)	(126,866)
Borrowings in financing agreements	500,000	—
Net proceeds from issuance of common stock from employee options	22,042	34,320
Net proceeds from issuance of common and preferred stock and exercise of warrants	2,242,273	1,200,000

Net cash provided by financing activities	2,541,293	1,107,454

Net decrease in cash and cash equivalents	(224,232)	(1,702,876)
Cash and cash equivalents, beginning of year	461,101	2,163,977

Cash and cash equivalents, end of year	$236,869	$461,101

Supplemental information:
Cash paid during the year for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversions of notes payable into common stock	$323,333	568,333
Conversions of accrued interest into common stock	50,291	149,979
Conversions of preferred stock into common stock	—	536,623
Conversions of accrued dividends into common stock	432,446	109,417
Preferred stock dividends accrued	325,163	299,481
Conversion of notes payable into preferred stock	500,000	—
Conversion of accrued interest into preferred stock	4,520	—
See accompanying notes

AXCESS INTERNATIONAL, Inc.
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
     The Company’s business plan for 2006 is predicated principally upon the successful marketing of its RFID. During 2005, operating activities utilized approximately $2.8 million of cash. During 2005 the Company raised a net of $2.7 million of additional working capital through Preferred Stock offerings, exercise of warrants and stock options. The preferred stock offering closed during the fourth quarter, raised approximately $0.8 million and is designated as 2005 Preferred. The Company issued 956,495 shares of Preferred Stock bearing no dividend and 956,495 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. The offering also included a company call provision if the closing twenty-day average stock price is over $3.00 per share. However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2006.
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
     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners LLC, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management LLC, and Amphion Innovations plc, NVW, LLC (collectively, the “Amphion Group”). After the exercise of warrants during 2005, the Amphion Group owns approximately 62% of the outstanding voting common stock of the Company.
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

     (e) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at December 31, 2005 and December 31, 2004:

	December 31,	December 31,
	2005	2004
Raw materials	$10,887	$56,701
Work-in-process	109	109
Finished goods	101,274	87,904

	$112,270	$144,714

     The Company recorded charges of $55,557 and $14,874 for inventory impairment during the years ended December 31, 2005 and 2004, respectively. The amounts reflect items that have not been able to be used by the Company’s contract manufacturers in the building of additional products mainly relating to the video products. The impairment charges were as a result of the change in strategy to contract manufacturing.
     The components of cost of sales are summarized as follows:

	December 31,	December 31,
	2005	2004
Product Cost	$609,295	$452,682
Warranty Expense	(15,137)	(13,467)
Inventory Impairment	55,557	14,874

Cost of Sales	$649,715	$454,089

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
     (g) Intangible Assets
     Intangible assets, which consist primarily of patents and developed technologies, have been recorded as the result of acquisitions of business and developed technologies and are being amortized on the straight-line basis over five years. As of December 31, 2005 intangible assets are fully amortized.
     (h) Impairment of Long-Lived Assets-and Long-Lived Assets to Be Disposed Of
     Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated-by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of-the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing the Company’s purchased technologies have not grown according to expectations and the Company has experienced operating losses since the respective dates of acquisition. The Company believes that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position. During the years ended December 31, 2005 and 2004 the Company recorded no impairment charges for its long-lived assets.
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

	Twelve Months Ended
	December 31,
	2005	2004

Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(6,454,635)	$(3,716,035)
Less: fair value of employee stock compensation	(688,485)	(568,994)

Pro forma net loss attributed to common stock	(7,143,120)	(4,285,029)

Loss per common share
Basic and diluted net loss per share — as reported	$(0.24)	$(0.16)
Basic and diluted net loss per share — pro forma	$(0.27)	$(0.18)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.25%	4.25%
Expected life	3 years	3 years
Expected volatility	164%	164%
Expected dividend yield	0.0%	0.0%
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
     (o) Net Loss Per Common Share
     Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the conversion of convertible preferred stock and the convertible debt and exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be anti-dilutive. Conversion of convertible preferred stock, convertible debt and the exercise of options and warrants would result in 38,034,240 and 37,920,763 common shares outstanding at December 31, 2005 and 2004, respectively.
     (p) Segment Reporting
     The Company operates in one-industry segment selling two primary product lines, digital video and RFID. As of December 31, 2005 and 2004 primarily all of the Company’s identifiable assets were in the RFID segment. Sales, cost of sales and gross profits for each product line are as follows:

	Digital Video		RFID
	2005	2004	2005	2004
Twelve Months Ended December 31:
Sales	$93,863	$139,090	$986,377	$772,475
Cost of Sales	23,569	60,260	570,589	378,956
Inventory Impairment	53,960	9,375	1,597	5,498

Gross Profit	$16,334	$69,455	$414,191	$388,021

     (q) Significant Customers
     During the twelve months ended December 31, 2005, the Company had no customer that accounted for more than 6% of the Company’s overall revenue and no customer that accounted for more than 7% of the RFID product sales. However, we had five customers that accounted for 76% of the digital video product sales.
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
(2) Operations, Liquidity and Going Concern
     Since inception, the Company has utilized the proceeds from a number of public and private sales of their equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet their working capital requirements. At December 31, 2005, the Company had a working capital deficit of $1,248,263.
     The Company operations continued to generate losses in 2005. Their cash decreased $224,232 during 2005 with operating activities using $2,758,035 of cash. The Company funded operations primarily through equity offerings with financing activities providing net cash of $2,541,293. No assurance can be given that such activities will continue to be available to provide funding to their business. Their business plan for 2006 is predicated principally upon the successful marketing of their RFID products. The Company anticipates that their existing working capital resources and revenues from operations will not be adequate to satisfy their funding requirements in 2006.
     The Company working capital requirements will depend upon many factors, including the extent and timing of their product sales, their operating results, the status of competitive products, and actual expenditures and revenues compared to their business plan. The Company is currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for the Company to meet their current cash requirements, including payments to vendors, and may jeopardize their ability to continue as a going concern. The Company intends to address their liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.
     The Company auditors have included an explanatory paragraph in their audit opinion with respect to the Company’s consolidated financial statements at December 31, 2005. The paragraph states that the Company’s recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about the Company’s ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect the Company’s relationship with customers and suppliers and have an adverse effect on their ability to obtain financing.
     The Company’s business plan for 2006 is predicated principally upon the successful marketing of their RFID products. The Company anticipates that their existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements through 2006.
     If the Company losses continue, the Company will have to obtain funds to meet their cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or the Company may be required to curtail their operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.
(3) Prepaid Expenses and Other Current Assets
     Prepaid expenses and other consists of the following:

	December 31,	December 31,
	2005	2004
Prepaid insurance	$47,733	$49,270
Prepaid trade shows	6,600	32,750
Prepaid other	18,295	15,144

	$72,628	$97,164

(4) Property, Plant and Equipment
     Property, plant and equipment consist of the following:

			Amortization/
	December 31,	December 31,	Depreciation
	2005	2004	Period
Leasehold improvements	$66,435	$66,435	Lease term
Machinery and equipment	1,792,956	1,785,466	5 years
Furniture and fixtures	128,675	128,675	5 to 10 years

	1,988,066	1,980,576
Accumulated depreciation and amortization	(1,958,679)	(1,931,181)

Property, plant and equipment, net	$29,387	$49,395

     Depreciation totaled $27,498 and $52,823 during 2005 and 2004, respectively.
(5) Intellectual property
     Intellectual property consists of the following:

				Weighted
				Average
				Remaining
				Useful
				Lives at
			Useful	December 31,
	December 31, 2005	December 31, 2004	Lives	2005
Purchased RFID technology	$1,714,449	$1,714,449	5 years	—
Purchased video technology	5,087,483	5,087,483	5 years	—
Internally developed software	350,337	350,337	5 years	—

	7,152,269	7,152,269
Accumulated amortization and impairment	(7,152,269)	(7,152,136)

Intellectual property, net	$—	$133

     As of December 31, 2005 intellectual property is fully amortized.
     The video technology was acquired in 1999 and consists of proprietary digital video compression technology used in video and CCTV products as well as the related U.S. and international patent rights.

     The RFID technology was acquired in 1998 and includes a patent, trade secret rights software, hardware, product designs and all other technical information necessary for the Company to manufacture and market radio frequency identification products in the areas of access control and asset management. As of December 31, 2005 there was no amounts left to be amortized on the balance sheet.
     Internally developed software costs were capitalized once the technological feasibility was achieved. These costs are reviewed for recoverability based on the expected future cash flows to be generated.
     Amortization expense of intellectual property totaled $133 and $149,571 during 2005 and 2004, respectively.
(6) Gain on vendor settlements and statutory write-off
     The Company recognized $313,903 during 2005 relating to the expiration of the statue of limitations relating to trade accounts payables. Gain on vendor settlements and statutory write-off consists of the following:

	December 31,	December 31,
	2005	2004
Gain on settlements on vendor	$10,000	$161,477
Expiration of statue of limitations	313,903	—
Other	2,520	16,310

	$326,424	$177,787

(7) Accrued Liabilities
     Accrued liabilities consist of the following:

	December 31,	December 31,
	2005	2004
Accrued vacation	$171,881	$161,919
Accrued interest payable	606,939	431,449
Accrued professional fees, litigation settlements and other	180,329	196,221

	$959,149	$789,589

(8) Lease Obligations
     The Company leases its office space and certain equipment under operating leases. Annual rental expense recorded for operating leases was $81,621 and $80,610 for the years ended December 31, 2005 and 2004, respectively. The Company’s Carrollton, Texas facility is on a one year lease through October 31, 2006 and the California lease runs through September 2006. At December 31, 2005, future minimum lease payments on operating leases were $66,668 all due in 2006.
(9) Notes Payable to Stockholders (including convertible notes payable)
     Notes payable consist of the following:

	December 31,	December 31,
	2005	2004
Due to stockholders:
5.00% PV Proceeds Holdings, Inc., due December 31, 2007	$3,315,283	$3,538,305
5.00% Amphion Investment LLC note, due December 31, 2007	393,787	393,787
7.00% convertible debt	396,667	720,000)
Discount relating to 7.00% convertible debt	(5,520)	(323,566)
	4,100,217	4,328,526
Less current maturities including discount amortization	(391,146)	(193,851)

Non-current notes payable to stockholders	$3,709,071	$4,134,675

     The following table sets forth the maturities for notes payable for the fiscal years ended December 31:

2006	$391,146
2007	3,709,071

$4,100,217

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
     Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million non-interest bearing note that was due December 31, 2002 and was in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007. As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess. The warrants have an exercise price of $2.00 per share and shall expire on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest are paid. Axcess has also agreed to reduce the principal amount due first for 10% of equity proceeds and second 20% of proceeds from options exercised. Axcess also recorded deferred debt issuance costs of $689,932 for the value of the warrants, which will be amortized over the life of the loan. The deferred debt issuance costs had an amortized value of $337,926 and $506,889 at December 31, 2005 and 2004, respectively.
Amphion Investment LLC
     Axcess entered into a 6.75% convertible note with Amphion Investments, LLC, dated January 25, 2002. The principal outstanding under this note may be converted into securities of Axcess at the option of Amphion Investments on terms mutually acceptable to the Company and Amphion Investment. The borrowings are unsecured and are due and payable on demand by Amphion Investments. As of November 30, 2003, there was an outstanding balance of $350,000 on this note and accrued interest of $43,787.
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
     During 2004, nine holders elected to convert $500,000 of their notes plus $122,313 of accrued interest into 399,721 shares of Axcess common stock, which were issued during 2004. During 2005, four holders elected to convert $250,000 of their notes plus $8,263 of accrued interest into 253,283 shares of Axcess common stock, which were issued during 2005. During 2005 the Board also elected to convert $27,318 of accrued and unpaid interest into 27,594 shares of Axcess common stock.

     In connection with this bridge financing, the Company recorded a $1,000,000 debt discount due to the value of the equity consideration and beneficial conversion of the financing, pursuant to the guidance issued by the Emerging Issues Task Force. The debt discount was being amortized using the effective interest method over the three-year life of the agreement. This discount is fully amortized at December 31, 2005.
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
     During 2004 nine holders elected to convert $68,333 of their note plus $18,646 of accrued interest into 72,947 shares of Axcess common stock, which were issued during 2004. During 2004 the Board elected to convert $9,018 of accrued and unpaid interest into 3,681 shares of Axcess common stock. During 2005 two holders elected to convert $73,334 of their note plus $5,093 of accrued interest into 79,380 shares of Axcess common stock, which were issued during 2005. During 2005 the Board also elected to convert $9,615 of accrued and unpaid interest into 9,711 shares of Axcess common stock.
(10) Preferred Stock
     The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in five series have been issued. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	2003B Series	Series 2004	2005 Series
Number of shares authorized	2,750,000	625,000	1,650,000

Stated value	$0.01	$0.01	$0.01

Number of shares issued and outstanding:
December 31, 2004	1,790,000	625,000	—
December 31, 2005	1,790,000	625,000	956,495

Conversion ratio (or conversion price) of preferred shares into	1 to 1 into voting	1 to 1 into voting	1 to 1 into voting
common	common stock	common stock	common stock

Liquidation preference	None	None	None

Dividend rights	7% per	7% per	none
	annum, cumulative	annum, cumulative
     (a) Series I and J Convertible Preferred Stock
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
     The Series I Preferred Stock and the Series J Preferred Stock are also subject to the mandatory conversion by the Company into shares of the Company’s voting or non-voting common stock, as the case may be, if the closing bid price of the Company’s common stock is at least $10.00 per share for a period of at least ninety (90) consecutive trading days.
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
     During December 2004, the Company reached an agreement with a preferred shareholder that converted 52 shares of Preferred Series I (plus accrued dividends) and 2 shares of Preferred Series J (plus accrued dividends) into 258,417 shares of common stock of Axcess.
     As of December 31, 2005, the Company had no shares of Preferred Series I and no shares of Preferred Series J outstanding.
     (b) Series 2003B Preferred Stock
     The Company completed a $3,132,500 Preferred Stock Offering during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. The Company has also accrued $220,280 and $247,309 of dividends payable for Series 2003B Preferred Stock at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company had 1,790,000 shares of Series 2003B Preferred shares outstanding.
     During 2005, the Board elected to convert $326,008 of accrued and unpaid dividends for the current holders of the 2003B Preferred shares into 220,280 shares of Axcess common stock, which were issued during 2005.
     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends in the Company’s statement of operations as the underlying preferred stock converts to common stock. As of December 31, 2005 that amount is reflected in accumulated deficit on the balance sheet.
     (c) Series 2004 Preferred Stock
     During the second quarter of 2004 the Company raised a net of $1,200,000 of additional working capital through a Preferred Stock Offering. The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $4.00. The Company has also accrued $71,918 and $68,753 of dividends payable for Series 2004 Preferred Stock at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.
     During 2005 the Board elected to convert $106,438 of accrued and unpaid dividends for the current holders of the 2004 Preferred shares into 71,918 shares of Axcess common stock, which were issued during 2005.
     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends in the Company’s statement operations as the underlying preferred stock converts to common stock. As of December 31, 2005 that amount is reflected in accumulated deficit on the balance sheet.
     (d) Series 2005 Preferred Stock
     On December 30, 2005 the Company raised $813,021 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2005 Preferred and consists of 956,495 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $0.85. In addition, the Company issued 956,495 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at lease twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
     A portion of the 2005 Preferred Equity Offering was the conversion of a convertible note with Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder. The principal of the note converted was $500,000 and accrued interest of $4,521. Amphion also agreed to release its secured interest in Axcess’ video patent portfolio.

     We also recorded a preferred stock dividend of $813,021 relating to the warrants we issued in connection with the 2005 Preferred Stock Equity we closed during December 2005.
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
(12) Stock Options and Warrants
     (a) Stock Option Plans.
     Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. No shares have been issued under this plan. Options are generally granted each year and have various vesting requirements, typically vest over a four year period.
     With the shareholders approval of the 2005 Equity Incentive Plan, the Company will not issue additional options under the Company’s 2001 Equity Incentive Plan. Under the Company’s 2001 Equity Incentive Plan, the Company could grant up to 2,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The Company has issued stock options to various members of the Board of Directors and officers of the Company under this plan. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period. During 2004, the Company made grants of 190,000 options, as an inducement for the employment of certain employees and officers of the Company, which did not reduce the 2,000,000 options available for grant under the stock option plan.
     With the shareholders approval of the 2005 Equity Incentive Plan, the Company will not issue additional options under the Company’s directors compensation Plan. In 1998, the Company adopted a director compensation plan pursuant to which it pays each director who is not employed by the Company and who does not beneficially own more than 5% of the shares of common stock outstanding an annual grant of 5,000 options to acquire common stock of the Company at an exercise price equal to the fair market value per share of the common stock at the time the option is granted (the “Annual Grant”). The Annual Grant customarily occurs on the date of the Company’s annual meeting. The director compensation plan also provided for a one-time initial grant of 15,000 to each director of the Company as of July 21, 1998, the date the director compensation plan was approved by the Company’s stockholders (the “Initial Grant”). The Company has authorized 150,000 shares for issuance under this plan.
     Stock option transactions for the years ended December 31, 2005 and 2004 are summarized below:

	2005		2004
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE
Options outstanding at beginning of year	3,288,414	$2.37	2,468,465	$2.40
Options granted	—	—	905,749	2.10
Options exercised	(55,100)	0.40	(85,800)	0.40
Options forfeited	(115,829)	2.47	—	—

Options outstanding at end of year	3,117,485	2.40	3,288,414	2.37

Options exercisable at end of year	2,522,320	2.11	2,113,755	2.10

Options available for grant at the end of the year	5,000,000		1

Fair value of options granted during the year	—		1,552,141

     The options outstanding at December 31, 2005 have exercise prices as indicated in the table below.

	Number of	Weighted Average
Option Price	Options	Remaining Life

$0.00 - $1.00	714,600	8.44
$1.01 - $2.00	1,144,170	7.76
$2.01 – $3.00	789,375	4.74
$3.01 - $4.00	201,340	4.84
$4.01 - $5.00	20,000	5.42
$5.01 - $6.25	248,000	4.22

Total	3,117,485	6.67

     The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at December 31:

	2005			2004
WARRANTS	EXERCISE PRICE	EXPIRATION	WARRANTS	EXERCISE PRICE	EXPIRATION
4,184,474	$0.65 - 3.20	01/06 - 12/10	7,918,947	$0.65 - 3.20	05/05 - 02/08

4,184,474			7,918,947

     During the twelve months ended December 31, 2005 the Company issued an additional 2,699,335 warrants in conjunction with various exempt equity offerings. The warrant price ranged from $1.40 to $1.50 and they expire between January 31, 2007 and December 22, 2010. During that same period the Company had 1,998,906 warrants exercised and 4,434,902 warrants expire without being exercised.
     During the first quarter of 2005 we raised a net of $1,629,922 of additional working capital through the exercise of warrants. In order to induce the warrant holders to exercise their warrants early we offered an additional warrant for each warrant exercised by January 28, 2005. We issued 1,702,840 of additional warrants. The new warrants have an exercise price of $1.50 and they expire on January 31, 2010.
     In connection with the exercise of the warrants, a preferred stock dividend of $2,060,397 is reflected on the accompanying statements of operations for the fair value of the inducement warrants given the exercising warrant holders.
(13) Commitments and Contingencies
     Axcess is engaged in a number of lawsuits with approximately six vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $84,336. We are currently defending or seeking to settle each of the vendor’s claims. At December 31, 2005, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
     In 2005, Axcess entered into a one year Borrowed Employees and Advisory Agreement with Amphion Capital Partners LLC (“ACP”), an affiliate of Amphion Group, our major shareholder, to assist us in a variety of areas relating to investor relations and technology research. Axcess has paid ACP $75,000 during 2005.
(14) Income Taxes
     There was no provision for income taxes for the years ended December 31, 2005 and 2004 due to the net loss incurred for each year. The Company had no material deferred tax liabilities at December 31, 2005.
     The Company had the following deferred tax assets at December 31, 2005 as follows:

Net operating loss	$17,660,000
Property, equipment and intangibles	1,560,000
Other	94,000
Valuation allowance	(19,314,000)

$—

     The valuation allowance increased by approximately $1,240,000 and $1,474,000 during the years ended December 31, 2005 and 2004, respectively.
     At December 31, 2005 and 2004, the Company had a net operating loss carry forward of approximately $47,602,000 and $43,812,000, respectively for U.S. federal income tax purposes. The net operating loss will expire from 2006 through 2025.
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

(15) Subsequent Event
     On November 10, 2005, Axcess entered into an agreement to sell certain of our video patents to Paolo Visual Data LLC for $600,000. During January 2006 the patent sale was completed with the $600,000 funded. Upon closing, Axcess received a perpetual royalty free license to continue to utilize the patents.
     In February 2006, seven holders of the July 30, 2002 Convertible Note elected to convert $233,333 of their remaining notes plus $11,829 of accrued interest into 415,526 shares of Axcess common stock, which were issued during the first quarter of 2006.
     In February 2006, ten holders of the January 17, 2003 Convertible Note elected to convert $163,334 of their remaining notes plus $8,280 of accrued interest into 290,868 shares of Axcess common stock, which were issued during the first quarter of 2006.
     On February 15, 2006 the board voted to issue an additional one million one hundred and seventy-five thousand options (1,175,000). The exercise price was one dollar and four cents ($1.04) which was the closing price on that date. The options will vested in four equal installments beginning in February of 2007. The options were granted to seventeen employees and three board members. The grants ranged in size from 5,000 to 268,000 with the average being 58,750.
     In March of 2006, Axcess elected to renew the Borrowed Employee Agreement with Amphion Innovations plc and the monthly payment was raised to $10,000 per month.
(16) Subsequent Funding Event (Unaudited)
     On March 14, 2006 the Company raised $1,489,245 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2005 Preferred and consists of 1,752,055 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $0.85. In addition, the Company issued 1,752,055 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at lease twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.