Form 10QSB
period 2006-03-31
AXCESS INTERNATIONAL INC/TX
filed 2006-05-15
CIK 710597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
COMMISSION FILE NUMBER: 0-11933
AXCESS INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Delaware	85-0294536
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
3208 Commander Drive
Carrollton, Texas 75006
(972) 407-6080
(Address, including telephone number and area code, of principal executive offices)
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding on May 12, 2006: 28,203,138
Transitional Small Business Disclosure Format: Yes ☐ No ☑

AXCESS INTERNATIONAL INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$1,379,343	$236,869
Accounts receivable — trade, net of allowance for doubtful accounts of $17,389 for 2006 and 2005	303,322	141,200
Inventory, net	151,215	112,270
Prepaid expenses and other	94,041	72,628

Total current assets	1,927,921	562,967

Property, plant and equipment, net	25,624	29,387
Deferred debt issuance costs	295,685	337,926
Other assets	2,810	2,699

Total assets	$2,252,040	$932,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$555,076	$252,155
Accrued liabilities	983,714	959,149
Notes payable:
Convertible notes payable (includes $80,000 with related parties in 2005)	—	396,666
Discounts on convertible debt	—	(5,520)
Dividends payable	289,626	208,780

Total current liabilities	1,828,416	1,811,230

Notes payable to stockholders	3,620,429	3,709,071

Total liabilities	5,448,845	5,520,301

Commitments and contingencies (Notes 1 and 2)
Stockholders’ deficit:
Convertible preferred stock, 7,000,000 shares authorized
With liquidation preference; no shares issued and outstanding in 2006 and 2005, respectively;	—	—
Without liquidation preference; $0.01 par value, 5,123,550 and 3,371,495 shares issued and outstanding in 2006 and 2005, respectively	51,235	33,715
Common stock, $.01 par value, 50,000,000 shares authorized in 2006 and 2005; 28,203,138 shares issued and outstanding in 2006 and 27,437,111 shares issued and outstanding in 2005	282,032	274,371
Shares of common stock to be issued, 5,333 shares as of December 31, 2005	—	53
Non-voting convertible common stock, $.01 par value, 2,250,000 shares authorized; no shares issued and outstanding in 2006 or 2005	—	—
Additional paid-in capital	155,515,072	153,436,725
Accumulated deficit	(159,045,144)	(158,332,186)

Total stockholders’ deficit	(3,196,805)	(4,587,322)

Total liabilities and stockholders’ deficit	$2,252,040	$932,979

See accompanying notes to unaudited financial statements.

1

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Sales	$453,563	$241,158
Cost of sales	274,629	124,348

Gross profit	178,934	116,810

Expenses:
Research and development	603,690	184,181
General and administrative	461,410	355,463
Selling and marketing	266,244	255,097
Depreciation and amortization	4,826	9,073

Operating expenses	1,336,170	803,814

Loss from operations	(1,157,236)	(687,004)

Other income (expense):
Interest expense, net	(95,263)	(165,138)
Gain in vendor settlements	20,389	108,710
Gain on sale of intellectual property	600,000	—

Other income (expense), net	525,126	(56,428)

Net loss	(632,110)	(743,432)

Preferred stock dividend requirements:
Recurring	(80,847)	(80,847)
Warrant inducement	—	(2,060,397)
2005 Preferred equity offering	(1,489,245)	—

Preferred stock dividend requirements	(1,570,092)	(2,141,244)

Net loss applicable to common stock	$(2,202,202)	$(2,884,676)

Basic and diluted net loss per share	$(0.08)	$(0.11)

Weighted average shares of common stock outstanding	27,929,553	25,728,563

See accompanying notes to unaudited financial statements.

2

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(632,110)	$(743,432)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,826	9,073
Amortization of financing discount and issuance costs	47,761	107,202
Gain on vendor settlements and statutory write-off of payables	(20,389)	(108,710)
Gain on sale of intellectual property	(600,000)	—
Stock based compensation expense	188,235	—
Changes in operating assets and liabilities:
Accounts receivable	(162,122)	31,412
Inventory	(38,945)	(29,937)
Prepaid expenses and other	(21,413)	(25,479)
Other assets	(112)	1,232
Accounts payable and accrued expenses	367,984	33,844

Net cash used by operating activities	(866,285)	(724,795)

Cash flow from investing activities:
Capital expenditures	(1,063)	(758)
Proceeds for sale of intellectual property	600,000	—

Net cash provided by (used in) investing activities	598,937	(758)

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	1,464,244	—
Net proceeds from issuance of common stock from warrants	32,500	1,651,471
Net proceeds from issuance of common stock from employee options	1,720	14,720
Principal payments on financing agreements	(88,642)	(165,119)

Net cash provided by financing activities	1,409,822	1,501,072

Net change in cash and cash equivalents	1,142,474	755,519
Cash and cash equivalents, beginning of period	236,869	461,101

Cash and cash equivalents, end of period	$1,379,343	$1,236,620

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$396,667	$106,666
Conversions of accrued interest into common stock	20,110	9,098
Preferred stock dividends accrued	80,847	80,847
See accompanying notes to unaudited financial statements.

3

AXCESS
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(1) Summary of Significant Accounting Policies
     (a) Description of Business
     The Company provides advanced security and asset management systems, which locate, identify, track, monitor and protect assets. The main applications of the Company’s systems are personnel and vehicle access control and automatic asset tracking and protection. The Company provides solutions in homeland security markets such as air and ground transportation, water treatment facilities, oil and gas, power plants, as well as in the markets for data centers, retail / convenience stores, education, healthcare, and corporate offices. AXCESS utilizes a patented technology: network-based radio frequency identification (RFID). The application and browser-based software options deliver critical real-time information tailored to each end user via the enterprise network or Internet, also providing custom alerts in the form of streaming video, e-mail, or messages delivered to wireless devices.
     The Company’s business plan for 2006 is predicated principally upon the successful marketing of its RFID products. During the first three months of 2006, operating activities utilized approximately $0.3 million of cash. During first quarter of 2006 the Company raised a net of $1.5 million, for additional working capital through issuing exempt preferred stock, warrants and stock options.
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
     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners LLC, Amphion Investments LLC, Antiope Partners LLC, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management LLC, Amphion Innovations PLC, Richard Morgan, Anna Morgan (wife of Richard Morgan), and Robert Bertoldi (collectively, the “Amphion Group”). As of March 31, 2006, the Amphion Group owns approximately 62% of the outstanding voting common stock of the Company.
     (c) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Raw materials	$38,033	$10,887
Work-in-process	109	109
Finished goods	113,073	101,274

	$151,215	$112,270

     (d) Stock-Base Compensation
     Adoption of SFAS 123R
     Beginning January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. In additional, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (SAB 107”) in March 2005, which provides supplemental SFAS 123R application guidance based in the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.
     The adoption of SFAS 123R resulted in stock compensation expense for the quarterly period ended March 31, 2006 of $188,235 to operating expenses. This expense increased net loss per share by $0.007. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
     The Black-Scholes option-pricing model was used to estimate the option fair value. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods at the time of the grants equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.
     Pro-Forma Stock Compensation Expense for the Quarterly Period Ended March 31, 2005
     For the quarterly perios ended March 31, 2005, the Company accounts for its stock-based compensation plan under Accounting Principles Board (“ABP”) Opinion No. 25, Accounting for Stock Issued to Employees. Since all options granted during the quarter ended March 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recorded. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, issued in December 2002, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

Three Months Ended
March 31, 2005
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(2,884,676)
Less: fair value of employee stock compensation	(200,564)

Pro forma net loss attributed to common stock	(3,085,240)

Loss per common share
Basic and diluted net loss per share — as reported	$(0.11)
Basic and diluted net loss per share — pro forma	$(0.12)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.25%
Expected life	3 years
Expected volatility	164%
Expected dividend yield	0.0%
     In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated. The following table illustrates the effect on operating expenses as if we had applied the fair value recognition provisions of SFAS No. 123:

	March 31,	March 31,
	2006	2005
Research and development expense	$36,189	$30,612
General and administrative expense	121,520	129,886
Selling and marketing expense	30,526	40,066

	$188,235	$200,564

     Stock Options as of the Quarterly Period Ended March 31, 2006
     Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees, consultants or directors. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. During the three months ended March 31, 2006, the Company issued 1,323,000 shares under this plan. Options are generally granted each year and have various vesting requirements, typically vest over a four year period.
     The following table summarizes stock options outstanding and change during the quarterly period ended March 31, 2006:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years	Value
Options outstanding at January 1, 2006	3,117,485	$2.40
Options granted	1,323,000	1.04
Options exercised	(4,300)	0.40
Options forfeited	(16,000)	1.04

Options outstanding at March 31, 2006	4,420,185	2.00	7.18	$474,865

Options exercisable at March 31, 2006	2,343,745	2.22	7.75	$461,795

Options available for grants as of March 31, 2006	3,693,000

     The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarter ended March 31, 2006, was approximately $2,795. Cash received from stock options exercised during the quarter ended March 31, 2006 was $1,720. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to additional paid in capital when realized. Shares available for grant under the Plan as of March 31, 2006 were 3,693,000.
     Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average	Of	Average
	Of	Contractual Term	Exercise	Options	Exercise
Range of Exercise Price	Options	(in years)	Price	Exercisable	Price
$0.00 – $1.00	710,300	6.80	$0.40	710,300	$0.40
$1.01 – $2.00	2,451,170	8.72	1.42	480,980	1.78
$2.01 – $3.00	789,375	4.47	2.64	683,125	2.56
$3.01 – $4.00	201,340	4.59	3.88	201,340	3.88
$4.01 – $5.00	20,000	5.17	4.55	20,000	4.55
$5.01 – $6.25	248,000	3.98	5.80	248,000	5.80

Total	4,420,185	7.18	1.85	2,343,745	2.22

     Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was approximately $1.8 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.
     The weighted average per share fair value of stock options granted during the quarter ended March 31, 2006 and 2005 was $0.91 and $0, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	March 31,	March 31,
	2006	2005
Volatility	134%	—
Expected option term	5 years	—
Risk-free interest rate	4.60%	—
Expected dividend yield	—	—

(2) Contingencies
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $80,116. We are currently defending or seeking to settle each of the vendor’s claims. At March 31, 2006, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
(3) Preferred Stock
     The Company has authorized 7,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	2003B	Series	Series
	Series	2004	2005
Number of shares authorized	2,750,000	625,000	2,750,000

Stated value	$0.01	$0.01	$0.01

Number of shares issued and outstanding:
December 31, 2005	1,790,000	625,000	956,495
March 31, 2006	1,790,000	625,000	2,708,550

Conversion ratio (or conversion price) of	1 to 1 into	1 to 1 into	1 to 1 into
preferred shares into common	voting common	voting common	voting common
	stock	stock	stock

Liquidation preference	None	None	None

Dividend rights	7% per annum,	7% per annum,	None
	cumulative	cumulative
     (a) Series 2003B Preferred Stock
     The Company completed a $3,132,500 exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors offering during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. During the three months ended March 31, 2006 there were $54,669 of dividends accrued for Series 2003B Preferred Stock. Dividends payable were $195,846 and $220,280 for Series 2003B Preferred stock at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, the Company had 1,790,000 shares of Series 2003B Preferred shares outstanding.
     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of March 31, 2006 that amount is reflected in accumulated deficit on the balance sheet.
     (b) Series 2004 Preferred Stock
     During the second quarter of 2004 the Company raised a net of $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $4.00. During the three months ended March 31, 2006 there were $26,178 of dividends accrued for Series 2004 Preferred Stock. Dividends payable were $93,781 and $71,918 for Series 2004 Preferred stock at March 31, 2006 and

December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.
     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of March 31, 2006 that amount is reflected in accumulated deficit on the balance sheet.
     (c) Series 2005 Preferred Stock
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
     The Company also recorded a preferred stock dividend of $813,021 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2005 Preferred Stock Equity closed during December 2005.
     On March 14, 2006 the Company raised an additional $1,489,245 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2005 Preferred and consists of 1,752,055 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $0.85. In addition, the Company issued 1,752,055 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at lease twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
     The Company also recorded an additional preferred stock dividend of $1,489,245 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2005 Preferred Stock Equity closed during March 2006.
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
     During the three months ended March 31, 2006, seven (all remaining) holders elected to convert $233,333 of their notes plus $11,829 of accrued interest into 415,526 shares of Axcess common stock. As of March 31, 2006, the Company had no outstanding balances under this convertible note.
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
     During the three months ended March 31, 2006, ten (all remaining) holders elected to convert $163,333 of their notes plus $8,280 of accrued interest into 290,868 shares of Axcess common stock. As of March 31, 2006, the Company had no outstanding balances under this convertible note.
     On October 17, 2005, Axcess entered into a convertible note with Amphion Innovations plc. The principal of the note was for $500,000 and was secured by the interest in Axcess’ video patent portfolio. The note will convert with the closing of a $1.5 million equity offering or will become due on October 17, 2006. During 2005, the principal of the note and accrued interest of $4,521 was converted into the Series 2005 Preferred Stock. Amphion also agreed to release its secured interest in Axcess’ video patent portfolio. As of December 31, 2005 there was no outstanding amount under this loan agreement.
(5) Significant Customers
     During the three months ended March 31, 2006 the Company had two customers that combined accounted for 30% of product sales. During the three months ended March 31, 2005 the Company had one customer that accounted for 13% of product sales.
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
     A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2005 Annual Report on Form 10-KSB.
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
Liquidity and Capital Resources
     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At March 31, 2006, we had working capital of $99,505.
     Our operations generated losses in 2005 and continue to generate losses in 2006. Our cash increased $1,142,474 during the three months ended March 31, 2006 with operating activities using $866,285 of cash. We funded operations through cash from an equity offering and the sale of a portion of our video patents. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2006 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2006.
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
2005 Preferred Equity
     On March 14, 2006 the Company raised an additional $1,489,245 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2005 Preferred and consists of 1,752,055 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $0.85. In addition, the Company issued 1,752,055 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at lease twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
Patent Sale
     On November 10, 2005, Axcess entered into an agreement to sell certain of our video patents to Paolo Visual Data LLC for $600,000. Upon closing, Axcess did receive a perpetual royalty free license to continue to utilize the patents. The transaction closed and funded in January 2006.

Sales and Marketing Initiatives
     In the past our sales volume has not been sufficient to sustain our operations. During 2005 we were able, through financing, to initiate a new marketing emphasis, which is intended by us to build sales, of our RFID products. During 2006, we are optimistic about our ability to grow the business. We continue to see broad-based awareness and acceptance of RFID on a world-wide basis. Our approach for 2006 has been:
1.	We modified our indirect approach to more of a direct approach to gain visibility into the sales cycle;

2.	We continue to add integrators and partners to our sales channel;

3.	We are searching for a new Vice President of Sales and expect to hire additional sales personnel.
     While there can be no assurance that our efforts will be successful, we believe that these accomplishments will assist us in our goal of becoming profitable.
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Sales and Gross Profit. Sales for the three months ended March 31, 2006 were $453,563 and for the three months ended March 31, 2005 were $241,158. Cost of sales for the three months ended March 31, 2006 were $274,629 and for the three months ended March 31, 2005 were $124,348. The gross profit for the three months ended March 31, 2006 was $178,934 and $116,810 for the three months ended March 31, 2005. The majority of the increase in sales is a result of increase in the market acceptance of our products and Active RFID. The lower margin relates to the shift of product revenue with a larger percentage of revenue coming from the sale of tags which is a lower margin product. However, we continue to expect the margin will continue to be stable in the 40% to 50% range.
     Operating Expenses. Operating expenses were $1,336,170 for the three months ended March 31, 2006 and $803,814 for the three months ended March 31, 2005. The majority of the increase relates to the development of our next generation product and the expense relating to expensing of our stock options.
     Research and development expenses were $603,690 for the three months ended March 31, 2006 and $184,181 for the three months ended March 31, 2005. The majority of the increase relates to the first three phases of the development of the next generation RFID tag. We have completed the feasibility study and have entered into the actual development phase. The remainder of the increase relates to stock based compensation that was started in 2006.
     Corporate general and administrative expenses were $461,410 for the three months ended March 31, 2006 and $355,463 for the three months ended March 31, 2005. The increase is largely related to the expensing of stock based compensation that started in 2006. We also had an increase in outside service fees in legal, accounting and finance offset by a reduction in investor relations fees.
     Selling and marketing expenses were $266,244 for the three months ended March 31, 2006 and $255,097 for the three months ended March 31, 2005. The majority of the increase relates to stock-based compensation that was started in 2006. We also had an increase in sales commission, travel expenses and trade show expenses offset by a reduction in salary expense relating to reduction in sales and marketing personnel that will be replaced during 2006.
     Depreciation and amortization expenses were $4,826 for the three months ended March 31, 2006 and $9,073 for the three months ended March 31, 2005. The decrease is a result decreased depreciation expense as a result of the age of our equipment.
     Other expenses, net. Other income (expenses), net, were $525,126 for the three months ended March 31, 2006 and ($56,428) for the three months ended March 31, 2005. Interest expense was $69,875 lower during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, reflecting a decrease in the amortization of the debt discount related to the convertible notes and the deferred debt issuance costs and lower debt levels. We also had a decrease of $88,321 of recognized income during the three months ended March 31, 2006 compared to the same period in 2005, relating to the expiration of the statue of limitation on old trade payables. We also sold a portion of our video patent portfolio for $600,000 during the three months ended March 31, 2006.
     Net Loss. Net loss was $632,110 for the three months ended March 31, 2006, compared to a loss of $743,432 for the three months ended March 31, 2005. The decrease is mainly related to the patent sale and decrease in interest expense offset by an increase in research and development relating to the next generation product development and the expensing of stock based compensation that began in 2006.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $1,570,092 for three months ended March 31, 2006 and $2,141,244 for three months ended March 31, 2005. During 2006 we expensed $1,489,245 related to the 2005 Preferred equity offering compared to $2,060,397 related to the warrant inducement we offered to warrant holders to exercise their warrants early in January 2005. Recurring preferred Stock dividend requirements were $80,847 in 2006 and 2005.
Other
     Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.
Item 3. Controls and Procedures
Controls and Procedures
     The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2006. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.
(b) Changes in Internal Controls
     During the period ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $80,116. We are currently defending or seeking to settle each of the vendor’s claims. At March 31, 2006, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 2. Changes in Securities.
     During the three months ended March 31, 2006, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
Common Stock
     During the three months ended March 31, 2006 we had one employees exercise 4,300 stock options.
Warrants
     During the three months ended March 31, 2006 we had one holder exercise 50,000 warrants and we had 125,000 warrants expire unexercised.
Convertible Notes
     During the three months ended March 31, 2006 seven holders of the July 2002 Convertible debt elected to convert $233,333 of their remaining notes plus $11,829 of accrued interest into 415,526 shares of unregistered common stock.

     During the three months ended March 31, 2006 ten holders of the January 2003 Convertible debt elected to convert $163,333 of their remaining notes plus $8,280 of accrued interest into 290,868 shares of unregistered common stock.
2005 Preferred Equity
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
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits:

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) Reports on Form 8-K:

Date	Description
01/03/06	On January 4, 2006, Axcess International Inc. filed an 8-K announcing they closed on $813,020 of the 2005 Preferred Equity round.

03/16/06	On March 16, 2006, Axcess International Inc. filed an 8-K announcing they closed on $1,489,245 of the 2005 Preferred Equity round and the closing on the video patent sale.

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
May 15, 2006