Form 10QSB
period 2006-06-30
AXCESS INTERNATIONAL INC/TX
filed 2006-08-11
CIK 710597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Number of shares of common stock outstanding on July 31, 2006: 28,205,138
Transitional Small Business Disclosure Format: Yes ☐  No ☑

AXCESS INTERNATIONAL INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets at June 30, 2006 and December 31, 2005

Statements of Operations for the Three Months and Six Months ended June 30, 2006 and 2005

Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES
Stock Purchase Agreement
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$1,222,602	$236,869
Accounts receivable — trade, net of allowance for doubtful accounts of $17,095 and $17,389 for 2006 and 2005, respectively.	123,695	141,200
Inventory, net	281,198	112,270
Prepaid expenses and other	67,298	72,628

Total current assets	1,694,793	562,967

Property, plant and equipment, net	22,144	29,387
Deferred debt issuance costs	253,444	337,926
Other assets	3,096	2,699

Total assets	$1,973,477	$932,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$137,704	$252,155
Accrued liabilities	1,027,266	959,149
Notes payable:
Convertible notes payable (includes $80,000 with related parties in 2005)	—	396,666
Discounts on convertible debt	—	(5,520)
Dividends payable	370,473	208,780

Total current liabilities	1,535,443	1,811,230

Notes payable to stockholders	3,473,660	3,709,071

Total liabilities	5,009,103	5,520,301

Commitments and contingencies (Notes 1 and 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 and 7,000,000 shares authorized in 2006 and 2005, respectively
With liquidation preference; no shares issued and outstanding in 2006 and 2005, respectively;	—	—
Without liquidation preference; $0.01 par value, 6,323,550 and 3,371,495 shares issued and outstanding in 2006 and 2005, respectively	63,235	33,715
Common stock, $.01 par value, 70,000,000 and 50,000,000 shares authorized in 2006 and 2005, respectively; 28,205,138 shares issued and outstanding in 2006 and 27,437,111 shares issued and outstanding in 2005	282,052	274,371
Shares of common stock to be issued, 5,333 shares as of December 31, 2005	—	53
Non-voting convertible common stock, $.01 par value, 0 and 2,250,000 shares authorized in 2006 and 2005, respectively; no shares issued and outstanding in 2006 or 2005	—	—
Additional paid-in capital	156,710,890	153,436,725
Accumulated deficit	(160,091,803)	(158,332,186)

Total stockholders’ deficit	(3,035,626)	(4,587,322)

Total liabilities and stockholders’ deficit	$1,973,477	$932,979

See accompanying notes to unaudited consolidated financial statements.

1

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	$354,475	$206,818	$808,038	$447,976
Cost of sales	189,215	123,545	463,845	247,893

Gross profit	165,260	83,273	344,193	200,083
Expenses:
Research and development	259,898	207,739	863,587	391,920
General and administrative	503,695	335,520	965,105	690,983
Selling and marketing	298,112	290,018	564,357	545,115
Depreciation and amortization	4,291	7,911	9,117	16,984

Operating expenses	1,065,996	841,188	2,402,166	1,645,002

Loss from operations	(900,736)	(757,915)	(2,057,973)	(1,444,919)

Other income (expense):
Interest expense	(87,372)	(246,599)	(182,635)	(411,737)
Gain in vendor settlements	22,296	65,106	42,685	173,816
Gain on sale of intellectual property	—	—	600,000	—

Other income (expense), net	(65,076)	(181,493)	460,050	(237,921)

Net loss	(965,812)	(939,408)	(1,597,923)	(1,682,840)

Preferred stock dividend requirements:
Recurring	(80,847)	(80,847)	(161,694)	(161,694)
Warrant inducement	—	—	—	(2,060,397)
2005 Preferred equity offering	—	—	(1,489,245)	—
2006 Preferred equity offering	(645,020)	—	(645,020)	—

Preferred stock dividend requirements	(725,867)	(80,847)	(2,295,959)	(2,222,091)

Net loss applicable to common stock	$(1,691,679)	$(1,020,255)	$(3,893,882)	$(3,904,931)

Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.14)	$(0.15)

Weighted average shares of common stock outstanding	28,203,636	26,930,819	28,067,362	26,333,012

See accompanying notes to unaudited consolidated financial statements.

2

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,597,924)	$(1,682,840)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,117	16,984
Amortization of financing discount and issuance costs	90,003	296,488
Gain on vendor settlements and statutory write-off of payables	(42,685)	(173,816)
Gain on sale of intellectual property	(600,000)	—
Stock based compensation expense	375,272	—
Changes in operating assets and liabilities:
Accounts receivable	17,505	18,117
Inventory	(168,928)	(68,342)
Prepaid expenses and other	5,330	(36,973)
Other assets	(397)	1,215
Accounts payable and accrued expenses	16,460	112,413

Net cash used by operating activities	(1,896,247)	(1,516,754)

Cash flow from investing activities:
Capital expenditures	(1,874)	(2,461)
Proceeds for sale of intellectual property	600,000	—

Net cash provided by (used in) investing activities	598,126	(2,461)

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	2,484,244	—
Net proceeds from issuance of common stock from warrants	32,500	1,933,775
Net proceeds from issuance of common stock from employee options	2,521	17,840
Principal payments on financing agreements	(235,411)	(223,021)

Net cash provided by financing activities	2,283,854	1,728,594

Net change in cash and cash equivalents	985,733	209,379
Cash and cash equivalents, beginning of period	236,869	461,101

Cash and cash equivalents, end of period	$1,222,602	$670,480

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$396,667	$106,666
Conversions of accrued interest into common stock	20,110	46,031
Conversion of accrued dividends into common stock	—	432,446
Preferred stock dividends accrued	161,694	161,694
See accompanying notes to unaudited consolidated financial statements.

3

AXCESS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company’s business plan for 2006 is predicated principally upon the successful marketing of its RFID products. During the first half of 2006, operating activities utilized approximately $1.9 million of cash. During first half of 2006 the Company raised a net of $2.5 million, for additional working capital through issuing exempt preferred stock, warrants and stock options.
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
     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners LLC, Amphion Investments LLC, Antiope Partners LLC, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management LLC, Amphion Innovations PLC, Richard Morgan, Anna Morgan (wife of Richard Morgan), and Robert Bertoldi (collectively, the “Amphion Group”). As of June 30, 2006, the Amphion Group owns approximately 62% of the outstanding voting common stock of the Company.
     (c) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Raw materials	$38,433	$10,887
Work-in-process	109	109
Finished goods	242,656	101,274

	$281,198	$112,270

     (d) Stock-Based Compensation
     Adoption of SFAS 123R
     Beginning January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (SAB 107”) in March 2005, which provides supplemental SFAS 123R application guidance based in the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.
     The adoption of SFAS 123R resulted in stock compensation expense for the three months and six months period ended June 30, 2006 of $187,038 and $375,272, respectively to operating expenses. This expense increased net loss per share by $0.007 for the three months ended June 30, 2006 and $0.013 for the six months ended June 30, 2006. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
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
Pro-Forma Stock Compensation Expense for the Three Months and Six Months Periods Ended June 30, 2005
     For the three and six month periods ended June 30, 2005, the Company accounted for its stock-based compensation plan under Accounting Principles Board (“ABP”) Opinion No. 25, Accounting for Stock Issued to Employees. Since all options granted during the periods ended June 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recorded. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, issued in December 2002, our net loss and net loss per share would have been increased to the following pro-forma amounts:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(1,020,255)	$(3,904,931)
Less: fair value of employee stock compensation	(172,613)	(373,176)

Pro forma net loss attributed to common stock	(1,192,868)	(4,278,107)

Loss per common share
Basic and diluted net loss per share — as reported	$(0.04)	$(0.15)
Basic and diluted net loss per share — pro forma	$(0.04)	$(0.16)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.25%	4.25%
Expected life	3 years	3 years
Expected volatility	164%	164%
Expected dividend yield	0.0%	0.0%

     In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated. The following table illustrates the effect on operating expenses from applying the fair value recognition provisions of SFAS 123(R) in 2006 and as if we had applied the fair value recognition provisions of SFAS No. 123 in 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Research and development expense	$41,900	$27,545	$78,088	$58,157
General and administrative expense	108,914	105,903	230,434	235,789
Selling and marketing expense	36,224	39,165	66,750	79,230

Total	$187,038	$172,613	$375,272	$373,176

     Stock Options as of the Six Month Period Ended June 30, 2006
     Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees, consultants or directors. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. During the six months ended June 30, 2006, the Company issued 1,533,000 shares under this plan. Options are generally granted each year and have various vesting requirements, typically vest over a four year period.
     The following table summarizes stock options outstanding and change during the six month period ended June 30, 2006:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at January 1, 2006	3,117,485	$2.19
Options granted	1,533,000	1.05
Options exercised	(6,300)	0.40
Options forfeited	(16,000)	1.04

Options outstanding at June 30, 2006	4,628,185	1.82	7.07	$952,831

Options exercisable at June 30, 2006	2,691,225	2.19	6.46	$619,321

Options available for grants as of June 30, 2006	3,483,000

     The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six month period ended June 30, 2006, was approximately $4,280. Cash received from stock options exercised during the six months ended June 30, 2006 was $2,520. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to additional paid in capital when realized. Shares available for grant under the Plan as of June 30, 2006 were 3,483,000.
     Stock options outstanding and currently exercisable at June 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average	Of	Average
	Of	Contractual Term	Exercise	Options	Exercise
Range of Exercise Price	Options	(in years)	Price	Exercisable	Price

$0.00 - $1.00	708,300	6.55	$0.40	708,300	$0.40
$1.01 - $2.00	2,661,170	8.58	1.40	761,710	1.82
$2.01 - $3.00	789,375	4.22	2.64	751,875	2.53
$3.01 - $4.00	201,340	4.34	3.88	201,340	3.88
$4.01 - $5.00	20,000	4.92	4.55	20,000	4.55
$5.01 - $6.25	248,000	3.73	5.80	248,000	5.80

Total	4,628,185	7.07	1.82	2,691,225	2.19

     Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was approximately $1.8 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.
     The weighted average per share fair value of stock options granted during the quarter ended June 30, 2006 and 2005 was $0.99 and $0, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	June 30,	June 30,
	2006	2005
Volatility	131%	—
Expected option term	5 years	—
Risk-free interest rate	4.60%	—
Expected dividend yield	—	—
(2) Contingencies
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $80,116. We are currently defending or seeking to settle each of the vendor’s claims. At June 30, 2006, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
(3) Preferred Stock
     The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in four series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	2003B	Series	Series	Series
	Series	2004	2005	2006
Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000

Stated value	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding:
December 31, 2005	1,790,000	625,000	956,495	—
June 30, 2006	1,790,000	625,000	2,708,550	1,200,000

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock

Liquidation preference	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None
     (a) Series 2003B Preferred Stock
     The Company completed a $3,132,500 exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. During the three months ended June 30, 2006 there were $54,669 of dividends accrued for Series 2003B Preferred Stock. Dividends payable were $250,514 and $220,280 for Series 2003B Preferred stock at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, the Company had 1,790,000 shares of Series 2003B Preferred shares outstanding.

     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of June 30, 2006 that amount is reflected in accumulated deficit on the balance sheet.
     (b) Series 2004 Preferred Stock
     During the second quarter of 2004 the Company raised a net of $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $4.00. During the three months ended June 30, 2006 there were $26,178 of dividends accrued for Series 2004 Preferred Stock. Dividends payable were $119,959 and $71,918 for Series 2004 Preferred stock at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.
     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of June 30, 2006 that amount is reflected in accumulated deficit on the balance sheet.
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
     On March 14, 2006 the Company raised an additional $1,489,245 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2005 Preferred and consists of 1,752,055 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $0.85. In addition, the Company issued 1,752,055 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
     The Company also recorded an additional preferred stock dividend of $1,489,245 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2005 Preferred Stock Equity closed during March 2006.
     (d) Series 2006 Preferred Stock
     On May 31, 2006 the Company raised an additional $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006 Preferred and consists of 1,200,000 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $1.00. In addition, the Company issued 600,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.

     The Company also recorded an additional preferred stock dividend of $645,020 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2006 Preferred Stock Equity closed during May 2006.
(4) Significant Customers
     During the three months ended June 30, 2006 the Company had two customers that combined accounted for 25% of product sales. During the three months ended June 30, 2005 we had no single customer that accounted for more than 10% of the overall revenue.
     During the six months ended June 30, 2006 we had one customer that accounted for 12% of the overall revenue. During the six months ended June 30, 2005 we had no single customer that account for more than 10% of the overall revenue.
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

Liquidity and Capital Resources
     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At June 30, 2006, we had working capital of $159,350.
     Our operations generated losses in 2005 and continue to generate losses in 2006. Our cash increased $985,733 during the six months ended June 30, 2006 with operating activities using $1,896,247 of cash. We funded operations through cash from equity offerings and the sale of a portion of our video patents. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2006 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2006.
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
2006 Preferred Equity
     On May 31, 2006 the Company raised an additional $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006 Preferred and consists of 1,200,000 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $1.00. In addition, the Company issued 600,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at lease twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
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
Sales and Marketing Initiatives
     In the past our sales volume has not been sufficient to sustain our operations. During 2005 we were able, through financing, to initiate a new marketing emphasis, which is intended by us to build sales, of our RFID products. During 2006, we are optimistic about our ability to grow the business. We continue to see broad-based awareness and acceptance of RFID on a world-wide basis. Our approach for 2006 has been:
1.	We modified our indirect approach to more of a direct approach to gain visibility into the sales cycle;

2.	We continue to add integrators and partners to our sales channel;

3.	We have hired a new Vice President of Sales and expect to hire additional sales personnel.
     While there can be no assurance that our efforts will be successful, we believe that these accomplishments will assist us in our goal of becoming profitable.
Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Sales and Gross Profit. Sales for the three months ended June 30, 2006 were $354,475 and for the three months ended June 30, 2005 were $206,818. Cost of sales for the three months ended June 30, 2006 were $189,215 and for the three months ended June 30, 2005 were $123,545. The gross profit for the three months ended June 30, 2006 was $165,260 and $83,273 for the three months ended June 30, 2005. The majority of the increase in sales is a result of increase in the market acceptance of our Active RFID products. The increased margin percentage relates to increased efficiencies in our manufacturing process and lower cost from our production staff. We continue to expect the margin percentage will continue to be stable in the 40% to 50% range.
     Operating Expenses. Operating expenses were $1,065,996 for the three months ended June 30, 2006 and $841,188 for the three months ended June 30, 2005. The majority of the increase relates to expensing of our stock options.
     Research and development expenses were $259,898 for the three months ended June 30, 2006 and $207,739 for the three months ended June 30, 2005. The majority of the increase relates to the continued development of the next generation RFID tag. We have completed the feasibility study and are working on the actual development phase. The remainder of the increase relates to stock based compensation that was started in 2006.
     Corporate general and administrative expenses were $503,695 for the three months ended June 30, 2006 and $335,520 for the three months ended June 30, 2005. The increase is largely related to the expensing of stock based compensation that started in 2006. However, during 2006 we also began paying directors fees for our outside directors; we had an increase in investor relations activities and the shareholders meeting was held during the second quarter of 2006.
     Selling and marketing expenses were $298,112 for the three months ended June 30, 2006 and $290,018 for the three months ended June 30, 2005. The majority of the increase relates to stock-based compensation that was started in 2006. We also had an increase in recruiting expenses, travel expenses and advertising. We were able to offset the majority of the increases with a reduction in trade show expenses and salary expense relating to timing of the new vice president of sales during the second quarter of 2006.
     Depreciation and amortization expenses were $4,291 for the three months ended June 30, 2006 and $7,911 for the three months ended June 30, 2005. The decrease is a result decreased depreciation expense as a result of the age of our equipment.
     Other income (expenses, net). Other income (expenses), net, were ($65,076) for the three months ended June 30, 2006 and ($181,493) for the three months ended June 30, 2005. Interest expense was $159,227 lower during the three months ended June 30, 2006, compared to the three months ended June 30, 2005, reflecting a decrease in the amortization of the debt discount related to the convertible notes and the deferred debt issuance costs and lower debt levels. We also had a decrease of $42,810 of recognized income during the three months ended June 30, 2006 compared to the same period in 2005, relating to the expiration of the statue of limitation on old trade payables.
     Net Loss. Net loss was $965,812 for the three months ended June 30, 2006, compared to a loss of $939,408 for the three months ended June 30, 2005. The increase is mainly related to the expensing of stock based compensation that began in 2006, by an increase in research and development relating to the next generation product development, the paying of directors’ fees to our independent directors that began in 2006 and increased investor relations activities. Offset by a reduction in trade show expenses and reduced salary expenses.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $725,867 for three months ended June 30, 2006 and $80,847 for three months ended June 30, 2005. During 2006 we expensed $645,020 related to the 2006 preferred equity offering. Recurring preferred Stock dividend requirements were $80,847 in 2006 and 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Sales and Gross Profit. Sales for the six months ended June 30, 2006 were $808,038 and for the six months ended June 30, 2005 were $447,976. Cost of sales for the six months ended June 30, 2006 were $463,845 and for the six months ended June 30, 2005 were $247,893. The gross profit for the six months ended June 30, 2006 was

$344,193 and $200,083 for the six months ended June 30, 2005. The majority of the increase in sales is a result of increase in the market acceptance of our Active RFID products. The margin continues to be stable in the 40%-50% range.
     Operating Expenses. Operating expenses were $2,402,166 for the six months ended June 30, 2006 and $1,645,002 for the six months ended June 30, 2005. The majority of the increase relates to expensing of our stock options and the development of the next generation RFID tag, offset by a reduction in contract labor and salary expenses.
     Research and development expenses were $863,587 for the six months ended June 30, 2006 and $391,920 for the six months ended June 30, 2005. The largest portion of the increase relates to the continued development of the next generation RFID product. The remainder of the increase relates to stock based compensation that was started in 2006. We also had small decrease in contract labor.
     Corporate general and administrative expenses were $965,105 for the six months ended June 30, 2006 and $690,983 for the six months ended June 30, 2005. The majority of the increase is related to the expensing of stock based compensation that started in 2006. However, during 2006 we also began paying directors fees for our outside directors; we had an increase in outside service fees and the shareholders meeting was held during the second quarter of 2006.
     Selling and marketing expenses were $564,357 for the six months ended June 30, 2006 and $545,115 for the six months ended June 30, 2005. The majority of the increase relates to stock-based compensation that was started in 2006. We also had an increase in recruiting expenses, commissions, travel expenses and advertising. We were able to offset the majority of the increases with a reduction in trade show expenses and salary expense relating to timing of the new vice president of sales during the second quarter of 2006.
     Depreciation and amortization expenses were $9,117 for the six months ended June 30, 2006 and $16,984 for the six months ended June 30, 2005. The decrease is related to lower depreciation expense as a result of the age of the equipment.
     Other income (expenses), net. Other income (expenses), net, were $460,050 for the six months ended June 30, 2006 and ($237,921) for the six months ended June 30, 2005. Interest expense was $229,102 lower during the six months ended June 30, 2006, compared to the six months ended June 30, 2005, reflecting a decrease in the amortization of the debt discount related to the convertible notes that converted during the period and lower debt levels. We also recognized $42,685 during the six months ended June 30, 2006 relating to the expiration of the statue of limitations relating to accounts payables compared to $173,816 during the same period of 2005. We expect to recognize a total of $88,880 during 2006 relating to the amount of expiring accounts payable claims. We also sold a portion of our video patent portfolio for $600,000 during the three months ended March 31, 2006.
     Net Loss. Net loss was $1,597,923 for the six months ended June 30, 2006, compared to a loss of $1,682,840 for the six months ended June 30, 2005. The decrease was largely driven by the gain on sale of intellectual property during 2006, offset by the increase by the expensing of stock based compensation that began in 2006 and by an increase in research and development relating to the next generation product development.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $2,295,959 for the six months ended June 30, 2006 and $2,222,091 for the six months ended June 30, 2005. During 2006 we expensed $645,020 related to the 2006 preferred equity offering and $1,489,245 related to the second close of the 2005 preferred equity offering compared to $2,060,397 related to the warrant inducement we offered to warrant holders to exercise their warrants early in January 2005. Recurring preferred Stock dividend requirements were $161,694 in 2006 and 2005.
Other
     Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.
Item 3. Controls and Procedures
Controls and Procedures
     The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2006. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.
(b) Changes in Internal Controls
     During the period ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $80,116. We are currently defending or seeking to settle each of the vendor’s claims. At June 30, 2006, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 2. Changes in Securities.
     During the three months ended June 30, 2006, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
Common Stock
     During the three months ended June 30, 2006 we had one employees exercise 2,000 stock options.
2006 Preferred Equity
     On May 31, 2006 the Company raised an additional $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006 Preferred and consists of 1,200,000 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $1.00. In addition, the Company issued 600,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at lease twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
On June 20, 2006, an annual meeting of the stockholders was held in New York, New York, whereby the stockholders voted on the following proposals:
1.	Proposal to elect five directors to the board of directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The stockholders approved the proposal by the following vote:

Director	Votes For	Votes Against	Total Votes
Richard C.E. Morgan	19,926,335	3,897	19,930,232
Allan Griebenow	19,922,737	7,495	19,930,232
Paul J. Coleman	19,927,235	2,997	19,930,232
Robert J. Bertoldi	19,921,854	8,378	19,930,232
Robert F. Hussey	19,929,052	1,180	19,930,232

2.	Proposal to ratify the board of directors appointment of Hein & Associates LLP, as the independent registered public accountants for the year ending December 31, 2006. The stockholders approved the proposal by the following vote:

Votes For	Votes Against	Abstain	Total Votes
19,927,162	1,385	1,685	19,930,232
3.	Proposal to amend and restate the Company’s Certificate of Incorporation to, among other things, increase the number of authorized Common Stock, from 50,000,000 shares to 70,000,000 shares and the authorized Preferred Stock from 7,000,000 shares to 10,000,000 shares and to eliminate the 2,250,000 shares of Non-Voting common stock. The stockholders approved the proposal by the following vote:

Votes For	Votes Against	Abstain	Total Votes
19,918,560	9,557	2,115	19,930,232
4.	Proposal to ratify actions taken by our Board of Directors and Officers regarding prior fund raising and restructuring activities of the Company. The stockholders approved the proposal by the following vote:

Votes For	Votes Against	Abstain	Total Votes
19,926,907	3,280	45	19,930,232
5.	Proposal to transact such other business as may properly come before the meeting or any adjournment thereof. The stockholders approved the proposal by the following vote:

Votes For	Votes Against	Abstain	Total Votes
19,893,599	32,688	3,945	19,930,232
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits:

Exhibit No.	Description
10.1	Stock Purchase agreement for the 2006 Preferred Equity Offering.

31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Date	Description
06/09/06	On June 9, 2006, Axcess International Inc. filed an 8-K announcing they closed on $1,200,000 of the 2006 Preferred Equity round and hired a new Vice President of Sales

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

August 11, 2006