Form 10QSB
period 2006-09-30
AXCESS INTERNATIONAL INC/TX
filed 2006-11-15
CIK 710597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding on November 10, 2006: 28,657,313
Transitional Small Business Disclosure Format: Yes ☐ No ☑

AXCESS INTERNATIONAL INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Balance Sheets at September 30, 2006 and December 31, 2005

Statements of Operations for the Three Months and Nine Months ended September 30, 2006 and 2005

Statements of Cash Flows for the Nine Months ended September 30, 2006 and 2005

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Press Release

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$238,050	$236,869
Accounts receivable - trade, net of allowance for doubtful accounts of $17,095 and $17,389 for 2006 and 2005, respectively.	189,765	141,200
Inventory, net	472,309	112,270
Prepaid expenses and other	123,608	72,628

Total current assets	1,023,732	562,967

Property, plant and equipment, net	20,675	29,387
Deferred debt issuance costs	211,204	337,926
Other assets	3,096	2,699

Total assets	$1,258,707	$932,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$181,386	$252,155
Accrued liabilities	1,082,133	959,149
Notes payable:
Convertible notes payable (includes $80,000 with related parties in 2005)	—	396,666
Discounts on convertible debt	—	(5,520)
Dividends payable	56,859	208,780

Total current liabilities	1,320,378	1,811,230

Notes payable to stockholders	3,365,500	3,709,071

Total liabilities	4,685,878	5,520,301

Commitments and contingencies (Notes 1 and 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 and 7,000,000 shares authorized in 2006 and 2005, respectively
With liquidation preference; no shares issued and outstanding in 2006 and 2005, respectively;	—	—
Without liquidation preference; $0.01 par value, 6,323,550 and 3,371,495 shares issued and outstanding in 2006 and 2005, respectively	63,235	33,715
Common stock, $.01 par value, 70,000,000 and 50,000,000 shares authorized in 2006 and 2005, respectively; 28,657,313 shares issued and outstanding in 2006 and 27,437,111 shares issued and outstanding in 2005	286,573	274,371
Shares of common stock to be issued, 5,333 shares as of December 31, 2005	—	53
Non-voting convertible common stock, $.01 par value, 0 and 2,250,000 shares authorized in 2006 and 2005, respectively; no shares issued and outstanding in 2006 or 2005	—	—
Additional paid-in capital	157,270,169	153,436,725
Accumulated deficit	(161,047,148)	(158,332,186)

Total stockholders’ deficit	(3,427,171)	(4,587,322)

Total liabilities and stockholders’ deficit	$1,258,707	$932,979

See accompanying notes to unaudited consolidated financial statements.

1

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$369,621	$204,711	$1,177,659	$652,687
Cost of sales	197,379	109,797	661,224	357,689

Gross profit	172,242	94,914	516,435	294,998
Expenses:
Research and development	245,888	177,221	1,109,476	569,141
General and administrative	444,010	341,286	1,409,115	1,032,269
Selling and marketing	291,838	237,752	856,195	782,867
Depreciation and amortization	4,463	5,734	13,580	22,718

Operating expenses	986,199	761,993	3,388,366	2,406,995

Loss from operations	(813,957)	(667,079)	(2,871,931)	(2,111,997)

Other income (expense):
Interest expense	(86,994)	(193,785)	(269,629)	(605,522)
Gain in vendor settlements	27,343	75,144	70,027	248,960
Other	—	—	600,000	—

Other expense, net	(59,651)	(118,641)	400,398	(356,562)

Net loss	(873,608)	(785,720)	(2,471,533)	(2,468,559)

Preferred stock dividend requirements:
Recurring	(81,735)	(81,735)	(243,428)	(243,428)
Warrant inducement	—	—	—	(2,060,397)
2005 Preferred equity offering	—	—	(1,489,245)	—
2006 Preferred equity offering	—	—	(645,020)	—

Preferred stock dividend requirements	(81,735)	(81,735)	(2,377,693)	(2,303,825)

Net loss applicable to common stock	$(955,343)	$(867,455)	$(4,849,226)	$(4,772,384)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.17)	$(0.18)

Weighted average shares of common stock outstanding	28,516,329	27,288,181	28,218,656	26,654,901

See accompanying notes to unaudited consolidated financial statements.

2

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,471,533)	$(2,468,559)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	13,580	22,718
Amortization of financing discount and issuance costs	132,243	434,992
Gain on vendor settlements and statutory write-off of payables	(70,000)	(248,960)
Gain on sale of intellectual property	(600,000)	—
Stock based compensation expense	538,564	—
Changes in operating assets and liabilities:
Accounts receivable	(48,565)	(16,246)
Inventory	(360,039)	(59,667)
Prepaid expenses and other	(50,980)	(16,261)
Other assets	(397)	1,215
Accounts payable and accrued expenses	142,323	245,783

Net cash used by operating activities	(2,774,804)	(2,104,985)

Cash flow from investing activities:
Capital expenditures	(4,868)	(7,491)
Proceeds for sale of intellectual property	600,000	—

Net cash provided by (used in) investing activities	595,132	(7,491)

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	2,484,244	—
Net proceeds from issuance of common stock from warrants	32,500	1,933,775
Net proceeds from issuance of common stock from employee options	7,680	22,040
Principal payments on financing agreements	(343,571)	(223,021)

Net cash provided by financing activities	2,180,853	1,732,794

Net change in cash and cash equivalents	1,181	(379,682)
Cash and cash equivalents, beginning of period	236,869	461,101

Cash and cash equivalents, end of period	$$238,050	$81,419

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$$396,667	$290,000
Conversions of accrued interest into common stock	20,110	49,257
Conversion of accrued dividends into common stock	395,349	432,446
Preferred stock dividends accrued	243,428	243,429
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
     The Company’s business plan for 2006 is predicated principally upon the successful marketing of its RFID products. During the nine months ended September 30, 2006, operating activities utilized approximately $2.8 million of cash. During the same period of 2006 the Company raised a net of $2.5 million, for additional working capital through issuing exempt preferred stock, warrants and stock options.
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
     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners LLC, Amphion Investments LLC, Antiope Partners LLC, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management LLC, Amphion Innovations PLC, Richard Morgan, Anna Morgan (wife of Richard Morgan), and Robert Bertoldi (collectively, the “Amphion Group”). As of September 30, 2006, the Amphion Group owns approximately 61% of the outstanding voting common stock of the Company.
     (c) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Raw materials	$37,037	$10,887
Work-in-process	109	109
Finished goods	435,163	101,274

	$472,309	$112,270

     (d) Stock-Based Compensation
     Adoption of SFAS 123R
     Beginning January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (SAB 107”) in March 2005, which provides supplemental SFAS 123R application guidance based in the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.
     The adoption of SFAS 123R resulted in stock compensation expense for the three months and nine months period ended September 30, 2006 of $163,291 and $538,564, respectively to operating expenses. This expense increased net loss per share by $0.006 for the three months ended September 30, 2006 and $0.019 for the nine months ended September 30, 2006. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
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
Pro-Forma Stock Compensation Expense for the Three Months and Nine Months Periods Ended September 30, 2005
     For the three and nine month periods ended September 30, 2005, the Company accounted for its stock-based compensation plan under Accounting Principles Board (“ABP”) Opinion No. 25, Accounting for Stock Issued to Employees. Since all options granted during the periods ended September 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recorded. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, issued in December 2002, our net loss and net loss per share would have been increased to the following pro-forma amounts:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(867,455)	$(4,772,384)
Less: fair value of employee stock compensation	(158,935)	(531,383)

Pro forma net loss attributed to common stock	(1,026,390)	(5,303,767)

Loss per common share
Basic and diluted net loss per share – as reported	$(0.03)	$(0.18)
Basic and diluted net loss per share – pro forma	$(0.04)	$(0.20)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.25%	4.25%
Expected life	3 years	3 years
Expected volatility	164%	164%
Expected dividend yield	0.0%	0.0%

     In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated. The following table illustrates the effect on operating expenses from applying the fair value recognition provisions of SFAS 123(R) in 2006 and as if we had applied the fair value recognition provisions of SFAS No. 123 in 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Research and development expense	$32,424	$27,545	$110,514	$85,702
General and administrative expense	93,728	105,903	324,162	340,963
Selling and marketing expense	37,139	25,487	103,888	104,718

Total	$163,291	$158,935	$538,564	$531,383

     Stock Options for the Nine Month Ended September 30, 2006
     Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees, consultants or directors. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. During the nine months ended September 30, 2006, the Company issued 1,533,000 shares under this plan. Options are generally granted each year and have various vesting requirements, typically vest over a four year period.
     The following table summarizes stock options outstanding and change during the nine month period ended September 30, 2006:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at January 1, 2006	3,117,485	$2.19
Options granted	1,533,000	1.05
Options exercised	(19,200)	0.40
Options forfeited	(164,412)	1.47

Options outstanding at September 30, 2006	4,466,873	1.83	6.77	$424,294

Options exercisable at September 30, 2006	2,647,869	2.19	6.09	$424,294

Options available for grants as of September 30, 2006	3,568,000

     The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine month period ended September 30, 2006, was approximately $13,000. Cash received from stock options exercised during the nine months ended September 30, 2006 was $7,680. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to additional paid in capital when realized. Shares available for grant under the Plan as of September 30, 2006 were 3,568,000.
     Stock options outstanding and currently exercisable at September 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average	Of	Average
	Of	Contractual Term	Exercise	Options	Exercise
Range of Exercise Price	Options	(in years)	Price	Exercisable	Price

$0.00 - $1.00	695,400	6.30	$0.40	695,400	$0.40
$1.01 - $2.00	2,520,258	8.32	1.40	738,754	1.81
$2.01 – $3.00	789,375	3.97	2.64	751,875	2.53
$3.01 - $4.00	193,840	4.08	3.88	193,840	3.88
$4.01 - $5.00	20,000	4.67	4.55	20,000	4.55
$5.01 - $6.25	248,000	3.48	5.80	248,000	5.80

Total	4,466,873	6.77	1.83	2,647,869	2.19

     Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was approximately $1.6 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.
     The Company did not grant any stock options during the quarter ended September 30, 2006 or 2005.
(2) Contingencies
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $200 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At September 30, 2006, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
(3) Preferred Stock
     The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in four series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	2003B	Series	Series	Series
	Series	2004	2005	2006
Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000

Stated value	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding:
December 31, 2005	1,790,000	625,000	956,495	—
September 30, 2006	1,790,000	625,000	2,708,550	1,200,000

Conversion ratio (or conversion price) of preferred shares into	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock

Liquidation preference	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None
     (a) Series 2003B Preferred Stock
     The Company completed a $3,132,500 exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. During the three months ended September 30, 2006 there were $55,269 of dividends accrued for Series 2003B Preferred Stock. On July 28, 2006, the Board elected to pay all accrued dividends with additional shares. Therefore, $267,335 of accrued dividends were paid by issuing 297,038 shares of restricted Axcess common shares. Dividends payable were $38,448 and $220,280 for Series 2003B Preferred stock at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, the Company had 1,790,000 shares of Series 2003B Preferred shares outstanding.
     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of September 30, 2006 that amount is reflected in accumulated deficit on the balance sheet.

     (b) Series 2004 Preferred Stock
     During the second quarter of 2004 the Company raised a net of $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $4.00. During the three months ended September 30, 2006 there were $26,466 of dividends accrued for Series 2004 Preferred Stock. On July 28, 2006, the Board elected to pay all accrued dividends with additional shares. Therefore, $128,014 of accrued dividends were paid by issuing 142,237 shares of restricted Axcess common shares. Dividends payable were $18,411 and $71,918 for Series 2004 Preferred stock at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.
     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of September 30, 2006 that amount is reflected in accumulated deficit on the balance sheet.
     (c) Series 2005 Preferred Stock
     On December 30, 2005 the Company raised $813,021 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2005 Preferred and consists of 956,495 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $0.85. In addition, the Company issued 956,495 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at lease twenty (20) consecutive trading days. The Company used the proceeds for general working capital.
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
     (d) Series 2006 Preferred Stock
     On May 31, 2006 the Company raised $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006 Preferred and consists of 1,200,000 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $1.00. In addition, the Company issued 600,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at least twenty (20) consecutive trading days. The Company used the proceeds for general working capital.
     The Company also recorded an additional preferred stock dividend of $645,020 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2006 Preferred Stock Equity closed during May 2006.

(4) Significant Customers
     During the three months ended September 30, 2006 the Company had three customers that combined accounted for 28% of overall revenue. During the three months ended September 30, 2005 we had two customers that combined accounted for 32% of the overall revenue.
     During the nine months ended September 30, 2006 we had one customer that accounted for 10% of the overall revenue. During the nine months ended September 30, 2005 we had no single customer that accounted for more than 10% of the overall revenue.
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
Liquidity and Capital Resources
   Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At September 30, 2006, we had working capital deficit of $296,646.

   Our operations generated losses in 2005 and continue to generate losses in 2006. Our cash increased $1,181 during the nine months ended September 30, 2006 with operating activities using $2,774,804 of cash. We funded operations through cash from equity offerings and the sale of a portion of our video patents. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2006 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2006.
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
2006 Preferred Equity
     On May 31, 2006 the Company raised $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006 Preferred and consists of 1,200,000 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $1.00. In addition, the Company issued 600,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at lease twenty (20) consecutive trading days. The Company used the proceeds for general working capital.
2005 Preferred Equity
     On March 14, 2006 the Company raised $1,489,245 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2005 Preferred and consists of 1,752,055 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $0.85. In addition, the Company issued 1,752,055 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at lease twenty (20) consecutive trading days. The Company used the proceeds for general working capital.
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
Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Sales and Gross Profit. Sales for the three months ended September 30, 2006 were $369,621 and for the three months ended September 30, 2005 were $204,711. Cost of sales for the three months ended September 30, 2006 were $197,379 and for the three months ended September 30, 2005 were $109,797. The gross profit for the three months ended September 30, 2006 was $172,242 and $94,914 for the three months ended September 30, 2005. The majority of the increase in sales is a result of increase in the market acceptance of our Active RFID products. We continue to expect the margin percentage will continue to be stable in the 40% to 50% range.
     Operating Expenses. Operating expenses were $986,199 for the three months ended September 30, 2006 and $761,993 for the three months ended September 30, 2005. The majority of the increase relates to expensing of our stock options.
     Research and development expenses were $245,888 for the three months ended September 30, 2006 and $177,221 for the three months ended September 30, 2005. The increase is largely related to stock based compensation that was started in 2006 and the recruiting fee associated with our new Vice President of Engineering.
     Corporate general and administrative expenses were $444,010 for the three months ended September 30, 2006 and $341,286 for the three months ended September 30, 2005. The majority of the increase relate to the expensing of stock based compensation that started in 2006. However, during 2006 we also began paying directors fees for our outside directors and we had an increase in investor relations activities.
     Selling and marketing expenses were $291,838 for the three months ended September 30, 2006 and $237,752 for the three months ended September 30, 2005. The majority of the increase relates to stock-based compensation that was started in 2006. We also had an increase in salaries as we increase staff, as well as an increase in travel as we continue to transform the selling model to more of a direct model.
     Depreciation and amortization expenses were $4,463 for the three months ended September 30, 2006 and $5,734 for the three months ended September 30, 2005. The decrease is a result of decreased depreciation expense as a result of the age of our equipment.
     Other expenses, net. Other expenses, net, were $59,651 for the three months ended September 30, 2006 and $118,641 for the three months ended September 30, 2005. Interest expense was $106,791 lower during the three months ended September 30, 2006, compared to the three months ended September 30, 2005, reflecting a decrease in the amortization of the debt discount related to the convertible notes and the deferred debt issuance costs and lower debt levels. We also had a decrease of $47,801 of recognized income during the three months ended September 30, 2006 compared to the same period in 2005, relating to the expiration of the statue of limitation on old trade payables.
     Net Loss. Net loss was $873,608 for the three months ended September 30, 2006, compared to a loss of $785,720 for the three months ended September 30, 2005. The increase is mainly related to the expensing of stock based compensation that began in 2006, the paying of directors’ fees to our independent directors that began in 2006 and increased investor relations activities.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $81,735 for three months ended September 30, 2006 and 2005.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Sales and Gross Profit. Sales for the nine months ended September 30, 2006 were $1,177,659 and for the nine months ended September 30, 2005 were $652,687. Cost of sales for the nine months ended September 30, 2006 were $661,224 and for the nine months ended September 30, 2005 were $357,689. The gross profit for the nine months ended September 30, 2006 was $516,435 and $294,998 for the nine months ended September 30, 2005. The majority of the increase in sales is a result of increase in the market acceptance of our Active RFID products. The margin continues to be stable in the 40% — 50% range.
     Operating Expenses. Operating expenses were $3,388,366 for the nine months ended September 30, 2006 and $2,406,995 for the nine months ended September 30, 2005. The majority of the increase relates to expensing of our stock options and the development of the next generation RFID tag.
     Research and development expenses were $1,109,476 for the nine months ended September 30, 2006 and $569,141 for the nine months ended September 30, 2005. The largest portion of the increase relates to the continued development of the next generation RFID product. The remainder of the increase relates to stock based compensation that was started in 2006.

     Corporate general and administrative expenses were $1,409,115 for the nine months ended September 30, 2006 and $1,032,269 for the nine months ended September 30, 2005. The majority of the increase is related to the expensing of stock based compensation that started in 2006. However, during 2006 we also began paying directors fees for our outside directors; we had an increase in outside service fees and a decrease in bad debt expense.
     Selling and marketing expenses were $856,195 for the nine months ended September 30, 2006 and $782,867 for the nine months ended September 30, 2005. The majority of the increase relates to stock-based compensation that was started in 2006. We also had an increase in travel expenses and advertising. We were able to offset a significant portion of the increases with a reduction in trade show expenses and salary expense relating to timing of new employees.
     Depreciation and amortization expenses were $13,580 for the nine months ended September 30, 2006 and $22,718 for the nine months ended September 30, 2005. The decrease is related to lower depreciation expense as a result of the age of the equipment.
     Other income (expenses), net. Other income (expenses), net, were $400,398 for the nine months ended September 30, 2006 and ($356,562) for the nine months ended September 30, 2005. Interest expense was $335,893 lower during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, reflecting a decrease in the amortization of the debt discount related to the convertible notes that converted during the period and lower debt levels. We also recognized $70,027 during the nine months ended September 30, 2006 relating to the expiration of the statue of limitations relating to accounts payables compared to $248,960 during the same period of 2005. We expect to recognize a total of $88,880 during 2006 relating to the amount of expiring accounts payable claims. We also sold a portion of our video patent portfolio for $600,000 during the nine months ended September 30, 2006.
     Net Loss. Net loss was $2,471,533 for the nine months ended September 30, 2006, compared to a loss of $2,468,559 for the nine months ended September 30, 2005. The increase was largely driven by the increase by the expensing of stock based compensation that began in 2006 and by an increase in research and development relating to the next generation product development, offset by the gain on sale of intellectual property during 2006.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $2,377,693 for the nine months ended September 30, 2006 and $2,303,825 for the nine months ended September 30, 2005. During 2006 we expensed $645,020 related to the 2006 preferred equity offering and $1,489,245 related to the second close of the 2005 preferred equity offering compared to $2,060,397 related to the warrant inducement we offered to warrant holders to exercise their warrants early in January 2005. Recurring preferred Stock dividend requirements were $243,428 in 2006 and 2005.
Other
     Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.
Item 3. Controls and Procedures
Controls and Procedures
     The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2006. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls
     During the period ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $200 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At September 30, 2006, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 2. Changes in Securities.
     During the three months ended September 30, 2006, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
Common Stock
     During the three months ended September 30, 2006 we had one employee exercise 12,900 stock options.
     On July 28, 2006 the Board elected to convert $395,349 of accrued and unpaid dividends into 439,275 shares of restricted Axcess common stock.
Warrants
     During the three months ended September 30, 2006 we had 117,999 warrants expire unexercised and during the nine months ended September 30, 2006 we had 600,141 warrants expire unexercised.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     On November 9, 2006, AXCESS closed on a convertible loan for $140,000 of additional working capital. The loan is from the Company’s largest shareholder group, Amphion Innovations plc (AMP.L). The loan is anticipated to be converted into shares of preferred stock bearing no dividends and warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share during the fourth quarter of 2006 as long as the company is able to close on a preferred equity offering of at least 700,000. The loan bears interest at 10% and is due on December 31, 2006.
     On November 15, 2006 we issued a press release announcing our third quarter financial results highlighting our increased revenue over the same third quarter period of 2005, the narrowing of our loss per share to $0.03 per share and announcing a new significant customer, PriceWaterhouseCoopers. A copy of the press release is attached to this report as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits:

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	On November 15, 2006 the Company issued a press release that announced operating results for its third quarter and nine months ended September 30, 2006.

(b)	Reports on Form 8-K:

Date	Description
09/21/06	On September 21, 2006, the Company issued a press release giving certain guidance stating that its annual revenue for fiscal year 2006 will substantially exceed its 2005 fiscal year revenues.

11/13/06	8-K disclosing that on November 9, 2006 the Company closed on an Unsecured Convertible Note, between the Company and Amphion Innovations plc.

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

November 15, 2006