Form 10KSB
period 2006-12-31
AXCESS INTERNATIONAL INC/TX
filed 2007-03-02
CIK 710597

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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
28,657,313
(Number of Shares Outstanding as of: December 31, 2006)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
The issuer’s revenues for the fiscal year ended December 31, 2006 were $1,501,296.
On March 1, 2007, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $15,952,431. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on March 1, 2007, as reported on the Over-The-Counter Bulletin Board Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the issuer may be deemed an affiliate of the issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.
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

Item 10. Compensation discussion and analysis

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

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements
Advisory Agreement
Form of Stock Purchase Agreement
Form of Voting Common Stock Purchase Warrant - 2005 Preferred Stock Offering
Form of Voting Common Stock Purchase Warrant - 2006 Preferred Stock Offering
Form of Voting Common Stock Purchase Warrant - 2006B Preferred Stock Offering
Form of Voting Common Stock Purchase Warrant - 2006C Preferred Stock Offering
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
Item 1. DESCRIPTION OF BUSINESS
Recent Developments: Going Concern and Liquidity Problems
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2006. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
     See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company
     Axcess International, Inc. (“Axcess” or “Company”) provides Dual-Active RFID (radio frequency identification) and Real Time Location Systems (RTLS) for asset management, physical security and supply chain efficiencies. The battery-powered (active) RFID tags locate, identify, track, monitor, count, and protect people, assets, inventory, and vehicles. The main applications of the Company’s systems are personnel and vehicle access control, automatic asset tracking and protection, and wireless sensing. The Company provides complete system solutions in homeland security markets such as air and ground transportation, water treatment facilities, oil and gas, power plants, as well as in the markets for data centers, retail / convenience stores, education, healthcare, and enterprise corporate offices. Axcess utilizes a patented technology: network-based radio frequency identification (RFID). The application and browser-based software options deliver critical real-time information tailored to each end user via the enterprise network or Internet, also providing custom alerts in the form of streaming video, e-mail, or messages delivered to wireless devices. Our principal offices are located at 3208 Commander Drive, Carrollton, Texas, 75006, and our telephone number is 972-407-6080.

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
     Axcess further developed the RFID and network-based streaming video technologies throughout 2002 and 2003. It also secured key reference accounts and established branding for its product lines during that period. In November 2001, we acquired all of the assets of IVEX Corporation which primarily consisted of certain patents related to video and audio processing. The video patent portfolio was sold off in early 2006 and the video portion of Axcess’ business minimized. We did retain a royalty free perpetual license to use the patents in our products.
     In April 2003, we changed out name from Axcess Inc. to Axcess International, Inc.
     From 2002 through 2005, we used our reference customers and our brand awareness to secure key marketing channel partners. These partners are important to the future revenue growth of Axcess’ business due to their market presence. We believe that by integrating our systems into the systems of these channel partners or by selling through them, adoption of our technologies and products will be accelerated. Axcess has completed the integration efforts with certain channel partners and is in the process of integrating others.
Sales Channels
     Axcess utilizes both indirect and direct sales model. Axcess has five sales people who support individual sales as needed. The indirect sales effort is focused primarily on building and supporting system integrators as marketing channel partners capable of selling, installing and servicing automatic identification solutions, and access control and asset management applications. Other indirect outlets include distributors, specialty dealers, catalog sales organizations, and OEMs (original equipment manufacturers). The system integrators and dealers are responsible for the installation in almost all cases. Using established channels to gain widespread exposure and sales leverage is a well-utilized model in the industry. The indirect model also enables the company to sell its products worldwide with minimal direct selling expense.
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
     We work directly with the end user for certain focused large system sales opportunities. This direct selling approach enables us to prospect directly for selected larger transactions and reference accounts in a prudent, “opportunity driven” fashion. The eventual installation is still accomplished through an established channel partner.

     In 2004, we began to pursue the enterprise supply chain/logistics market for RFID solutions which in 2006 resulted in a co-development and business sharing arrangement with Stemco, a division of Enpro. With Stemco, the Company will provide automated vehicle access control and wireless data collection systems for large fleets. We also announced a recent example where a customer implemented a vehicle access control solution, which automatically tied the vehicle to the inventory it was carrying. In 2004 we announced the Onlinesupervisor middleware and software platform and its ability to operate when needed in a compatible fashion with the Global Electronic Product Code (EPC) RFID tagging standards.
     In 2005, we announced our system was now able to be used on a wireless local area network (LAN) and the release of our comprehensive physical asset management solution. We also announced several additional reference customers using our system in the gaming industry, for homeland security and for attendance in a college environment.
     In 2006, we announced the strengthening of our channel partner relationship with Tyco’s ADT and SoftwareHouse divisions. We also announced a successful asset management solution for PriceWaterhouseCoopers designed to protect against the loss of customer privacy data on laptop computers. We implemented and announced a workforce management solution for Occidental Petroleum to automatically account for personnel time and attendance, location monitoring and reporting, and emergency evacuation.
     In late 2006, we announced the invention and development of the Enterprise DotTM. When it is introduced later in 2007, Dot will be the world’s smallest single system-on-a-chip microcomputer with an embedded, software definable wireless capability. The Dot will be compatible with the our existing systems for access control, asset management and sensing as well as the existing infrastructures for proximity access control systems and Electronic Product Code version C1G2 passive supply chain inventory systems.
Partnering
     Axcess has signed partnering agreements with several integrators. In general, these agreements provide for the integrators to: sell and market Axcess’ products, favorably price Axcess’ products based on the volume of our products sold, provide customer service support for our products sold by the integrators, and integrate Axcess products into the integrator’s system. We believe this integration strategy has advantages over its prior partnership arrangements and will offer an increased opportunity for rapid sales growth.
     Software House, Sensormatic, KanTech, and ADT (Tyco). In 2001, Axcess was selected by Software House as the preferred provider of RFID solutions for asset management. Since then, Axcess’ ActiveTag™ products have been integrated into Tyco’s C-Cure 800 access control system which is utilized by Tyco entities Sensormatic, KanTech and ADT. During 2004, ADT group delivered a new product release to its organization announcing the Axcess ActiveTagTM product line would be now available for sale by ADT.
     PSA Security. In 2003, the security industry’s largest buying cooperative, PSA and Axcess agreed to partner whereby we would supply PSA’s approximate 135 integrators with our system solutions. In April 2004, we demonstrated our products at PSA’s annual trade show in Las Vegas.
     Media Recovery. In 2006, Axcess worked with Media Recovery to implement an asset management system at a large U.S. bank data center. The solution was implemented to account for back-up and recovery data tapes and to improve the security of their handling. Since then, Axcess and Media Recovery have been conducting joint sales calls on Media Recovery’s clients in hopes of marketing additional bank installation.
     Digital Defense. In 2006, the Company engaged in a joint development project to add Axcess’ long range wireless tagging to Digital Defense’s standalone biometric card credential. This unique card with a biometric reader on board enables personnel to be authenticated remotely with a small credential enabling high speed and accurate access control.
Other Integrator Partners
     Axcess has signed partnership agreements with Honeywell, GTSI, Anixter and Samsung USA. The Axcess system has been integrated into the systems provided by Tyco, Iteras, Digital Defense, and TVL, totaling four companies who actively have the Axcess RFID or video system embedded into their core solutions.

Products and Technology
     Under the ActiveTag™ label, Axcess supplies active RFID system solutions that connect directly into standard security systems or utilize the enterprise networks or the Internet. ActiveTag™ is a multi-use, single-system solution scaleable for small, medium, and large enterprises. This versatile technology has four patents awarded with applications for four additional patents pending. The system supports a variety of automatic monitoring and tracking applications, including electronic asset protection and asset management, automatic personnel and vehicle access control, and wireless sensing.
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
     ActiveTag™ tracks assets as the assets enter, exit and move within a facility to monitor their whereabouts, detect theft and prevent loss. ActiveTag™ software can link assets and personnel together to provide a non-invasive, hands-free access control and asset protection solution at perimeter doors and other controlled entry and exit points. Personnel tags include a panic button for increased personal safety and peace of mind. This software can track vehicle and equipment movements to provide real-time, paperless logistics data and automated gate control. Not only can pallets, containers or boxes be tracked in real-time, but also a beaconing feature (where the tag transmits on a fixed time interval) allows the user to automatically count and monitor all inventory, even while stationary. One version of the RFID tag includes an embedded temperature sensor inside to monitor and transmit measurement of ambient temperature or to signal when the temperature moves outside of a defined range. Another version of the RFID tag has external contacts so the tag can act as a low-cost wireless transmitter for external digital sensors.
     The Onlinesupervisor™ system integrates the presentation of RFID data and digital video to a standard web browser. Through a display customized to each end user, real-time status is integrated with live and recorded digital video. Events that can be shown involve premises security, physical asset protection, personnel staffing, and operations performance. Up to the minute personnel and asset inventory counts can be provided. Each monitored event is linked to the database of recorded video files to enable the viewing of tagged events such as personnel activity at door entrances and exits, access to controlled areas, and asset movements. The system is available as a stand alone enterprise solution or as a portal-based solution hosted by Axcess. We believe that the system is unique in its ability to link information from various tag reads and integrate the reads with video clips and pictures from the environment surrounding the tags.
     Typical applications for our products include:
     Automated Workforce Management Solutions. “Hands-free” automatic personnel identification and access control enables high speed facility entry and exit. Doors can be automatically opened as the accredited employee approaches the door, enabling rapid and easy entrance without presenting a card to be swiped. Multiple logical control zones can be set up within a facility, making key areas automatically more secure as non-authorized people are quickly identified. Personnel dwell times can be automatically calculated for improved workforce optimization. Automatic location monitoring provides immediate location visibility and accounting for government regulations such as OSHA compliance. In the event of a catastrophe, emergency evacuation tallies can be automatically gathered. The personnel identification can be linked to tagged assets to improve asset management accountability.
     Automated Fleet Access Control and Data Capture Solutions. ”Hands-free” automatic vehicle identification and access control enables high speed facility entry and exit. Vehicles automatically enter into controlled or gated areas without stopping using a validated tag placed on or inside the vehicle. The tag is recognized as it approaches the gate, allowing “rolling access” and facilitating a higher entrance and exit speed to reduce bottlenecks and security threats. For industrial applications, driver, truck, trailer and payload tags can all be matched to ensure the integrity of the shipment and provide automated data capture and recording. Logged sensor data on the condition of vehicles or goods can be automatically off-loaded to improve the turn-around time of fleet vehicles plus more accurate and less costly data recording.
     Electronic Asset Protection and Tracking. Assets, such as computers and medical equipment, are automatically tracked as they move throughout the facility and protected if they approach a perimeter door without authorization. Linking to custodian tags provides accountability and instant authorized movement. Static assets such as desktop computers are also tagged and automatically inventoried at periodic intervals or at specific control points. Should the assets be moved, their location is identified and automatically tracked.
     Electronic Inventory Control and Tracking. Inventory items, such as pallets, crates, barrels and vessels, can be automatically located, identified, and tracked as they move, and protected against unauthorized removal.
     Automatic Personnel Identification. Low cost, long range credentials which provide automatic identification are playing an important role in customer loyalty systems, trade show attendee management and booth marketing, as well as in interactive amusement experiences. In the trade show market, auto ID can automatically account for hall and seminar attendance as well as enhancing the trade booth presentation by enabling custom content delivery.
Markets
     Axcess operates in the electronic security and automatic identification systems markets. Its products have been designed, built and introduced with general purpose, enterprise improving broad applications in mind, cutting across many industries. Some examples of product solutions in selected markets are provided below.
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
     Airport and Port Security Infrastructure Homeland Defense. Axcess can provide hands-free premise access control to employees and authorized vehicles needing easy, secure access to the container terminal and airport tarmac. Our products can provide controlled access for fuel trucks at the fuel depot. Courtesy vehicles can use access control for added gate security. Personnel are automatically identified, tracked, and traced through a grid of security control zones. Wireless sensors provide detection of potentially harmful chemicals and/or weapons of mass destruction (WMDs). The integrated software platform adds substantially greater security coverage via automating surveillance. Networked video and recording may be added to the network infrastructure to extend security visibility throughout the terminal and grounds.
     Civil and Military Government. The government tagging of assets targets the prevention of lost citizen data on mobile assets such as laptops. Data center data tapes management provides integrity in data archival tracking and tracing. Personnel and vehicle access control provides both security and accountability. Government contractor activity is automatically collected for accounting and regulatory compliance purposes. Documents have been successfully tagged to prevent their loss from secure rooms.
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
     Financial Data Center Asset Management. Axcess products locate and protect computer servers, central processing units and other equipment using RFID tagging. Tagged servers can also be monitored with temperature sensor tags that not only protect against loss and misplacement, but also provide an early indication of potential failure. Axcess products provide security and visibility from the entrances to the server and cage level. Many legacy data centers and computer rooms have the same characteristics. In addition to tagging the computers, users of Axcess products can tag authorized personnel to facilitate easy movement of the assets and to restrict access to sensitive areas. Video complements the asset management application by providing live viewing capability into the co-location cage or cabinet area. Archived video is also available to investigate asset-based activity alarms.

Patents and Proprietary Technology
     Axcess relies on a combination of patents, trade secrets, technology licenses, and other intellectual property rights. Historically, we have received sixteen U.S. patents. During 2006 we sold eleven of our video patents but retain a royalty free perpetual license to use the patents in out products. We currently own five patents related to our RFID technology and have four additional patents in various stages of prosecution. The period covered by our issued patents ranges from five to twenty years. We intend to protect and enforce our intellectual property rights and to preserve our rights relating to our key product technologies to the extent commercially reasonable. We have applied for registration of a number of trade and service marks, including Axcess Inc.™ the Axcess Inc. (logo)™ LANcam, ActiveTag™, Onlinesupervisor.com™, Prism Video™ and LANcorder™, Accessability™, AccessPlug™, Asset Activator™.
Engineering and Development
     During 2005, we announced the release of our comprehensive physical asset management solution, Asset ActivatorTM. This “On-Demand” solution provides automatic location, tracking, inventory counts and protection of all types of enterprise assets. We also announced that Asset Activator was successfully integrated 812.11b/g Wi-Fi, Active and Semi-Active RFID to automatically inventory, track and protect assets over an existing wireless LAN. This marks the first solution to utilize the highly accurate “On-Demand” RFID tag activation methodology with Wi-Fi.
     We expect to reduce the cost of tags compared to previous designs and form factors. We continue to look at the development of new semiconductors for integrating RFID functions into smaller and less costly devices. We intend to work toward the inclusion of various sensors, such as motion, humidity and power, to enable the tagging system to more fully address market needs in the data center and logistics markets. We anticipate that third party improvements to battery technology and manufacturing methods will enable size reduction as well as lower costs.
     In October 2006, Axcess International Inc. announced a new, revolutionary wireless tracking and sensing technology called The Enterprise Dot™. Based on a System-on-a-Chip (SoC) design, the patents-pending technology yields the world’s lowest cost and smallest multifunctional wireless sub-micro device for delivering visibility oriented data about the assets operating in and around the enterprise. DotTM facilitates the capture, processing and delivery of previously unavailable real time information for dramatic improvements in supply chain visibility, mobile asset management, physical asset security and access control, and industrial condition monitoring. The low cost and flexibility to use existing supply chain infrastructure results in a very low total cost of ownership, yielding short term ROIs for customers. The first product Axcess will deliver using the new technology will be a software definable, battery-powered Dot-OEM module for product manufacturers, small enough to be embedded into a variety of devices such as computers, test equipment, medical equipment, credential cards, pallets, and cartons. The module, about the size of a quarter is priced at less than $5 per unit. Delivery of the first articles are expected in Q’3 2007.
     The DotTM technology incorporates a powered software definable wireless transceiver which is compatible with multiple global regulations including the RFID EPC Class I, Gen II standard and is expected to make supply chain tagging more reliable while opening up new applications in sensing and security. Memory and sensor inputs enable the Dot™ to be tailored to each specific data capture need. Devices built on the Dot™ platform will enable widespread and reliable automatic identification, locating, tracking, protecting and monitoring of personnel, physical assets, and vehicles. Bringing together the new functions of the Dot™ and building on the current Axcess wireless infrastructure for enterprise management creates an open architecture for multiple sources of data to be acquired to deliver previously inaccessible business intelligence.
     OnlinesupervisorTM is a highly versatile combined middleware and software product which is able to capture tag ID’s and data, process them, and present an actionable information alert to a desktop or wireless device for exception management. It relies on the Axcessability middleware platform where with an open standard database engine and programmable rule bases, radio frequency identification (RFID) tag transmissions are received from readers over the network, then filtered against the various criteria needed for managing a business most productively. The middleware enables virtually any data format to be received, translated into another, and transmitted to the destination system. The browser-based viewing dashboard of Onlinesupervisor™ is customizable by type of user which allows customized event alerting. Alerts can be linked automatically to a digital video clip of the transaction if needed for supervisory review. Onlinesupervisor™ development continues to add additional data sources that can be delivered over the same platform, making the product expandable beyond RFID data on an industry specific basis to support all application areas such as workforce management, asset management, and automatic identification.

Competition
     The market for our products and services is intensely competitive and is characterized by rapidly changing technology, evolving perceived user needs and the frequent introduction of new products.
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
     Current RFID, RTLS, and wireless sensing technologies face prominent barriers that prevent them from addressing the majority of today’s application needs. These barriers include: cost, interoperability, size, and reliability. While existing wireless tags and sensing nodes meet certain needs, the Enterprise Dot™ has been developed to surpass these barriers and solve the reliability issues of passive RFID, the connectivity problems of sensors, provide interoperability between standards, enable a store and forward capability for monitored data, and reduce the cost and tag size of active RFID/RTLS, while opening up dramatic new applications. The DotTM technology will extend Axcess’ advantages including: its more complete product functionality; the better cost-to-function ratio, its robust and complete end-to-end system offering, and its existing time to market benefit. It further eclipses competing architectures such as Wi-Fi based and battery-assisted passive RFID where size, cost, signal robustness and power management are problematic.
Manufacturing and Suppliers
     We outsource the manufacturing of our products and consequently depend on outside manufacturers to supply finished product. A large number of manufacturers in the U.S. have the capability to produce our products. We periodically seek bids for manufacturing and have multiple manufacturing sources for each of our products.
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

Research and Development
     If we have sufficient working capital, we plan to continually develop new products utilizing our existing technology and we plan to bring new products to market throughout 2007. New products in RFID will be built upon the core platforms now in place. We believe that our next generation tag will offer more functionality and cover more of the market place that our research shows is there. There can be no assurance that we will have sufficient working capital to undertake these activities.
     During 2006 and 2005, we spent $1,380,875 and $935,248, respectively, for research and development and plan to increase the amount of spending in fiscal year 2007 to develop our next generation RFID product to support our continued revenue growth. However, any such spending will be dependent upon our ability to raise additional capital, as we do not have sufficient revenues to support such an activity using our own resources.
Employees
     As of December 31, 2006, we had seventeen full-time employees and no part-time employees.
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
          Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended December 31, 2006. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.
We have a history of losses and expectation of future losses; uncertainty of future profitability; and limits on operations.
          From our incorporation in 1982 through December 31, 2006, we have incurred an accumulated loss of approximately $162.0 million and have been profitable in only one fiscal year during that time. There can be no assurance that we will generate sufficient revenues to achieve profitability in the future. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our continued slow revenue growth and operating losses may indicate circumstances requiring an impairment to be recorded.
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
          As of December 31, 2006, Amphion Ventures LP and affiliates of Amphion Ventures LP, including Amphion Partners, Amphion Investments, Antiope Partners, Amphion Capital Partners (formerly NVW, LLC), Amphion Capital Management LLC, Amphion Innovations plc, Amphion Innovations US and VennWorks LLC (formerly incuVest LLC) (collectively, the “Amphion Group”) owned approximately 61% of our outstanding common stock. This level of ownership provides the Amphion Group with the power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. Additionally, two of our five directors are affiliates of the Amphion Group. See Security Ownership of Certain Beneficial Owners and Management.
The price of our common stock has been highly volatile and may continue to be highly volatile, which may adversely affect your ability to sell your shares and our ability to raise additional capital.
          The price of our common stock has been highly volatile and may continue to be highly volatile. For instance, from November 1, 2002 through December 31, 2006, our common stock traded from a low of $.025 to a high of $3.60 per share. The price of our common stock has experienced, and may continue to experience, significant volatility in response to many factors, some of which are beyond our control and may not even be directly related to us, including:
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
Item 2. DESCRIPTION OF PROPERTIES.
     Axcess leases a 6,509 square foot facility in Carrollton, Texas, which is used for administrative, engineering and sales offices. This facility is rented on a one year agreement that expires in October of 2007. The monthly rent is $5,000. We also lease 1,500 square feet in Costa Mesa, California, which is used for engineering space. The lease will terminate in January 2008 and the monthly rent is $1,950. We believe these facilities are suitable and adequate to accommodate our operations. We consider each of these facilities to be in good condition and it is our opinion that the facilities are adequately covered by insurance.
Item 3. LEGAL PROCEEDINGS.
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At December 31, 2006, we had accrued the delinquent amounts we expect to be liable for.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On June 20, 2006, an annual meeting of the stockholders was held in New York, New York, whereby the stockholders voted on the following proposals:
1.	Proposal to elect five directors to the board of directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. The stockholders approved the proposal by the following vote:

Director	Votes For	Votes Against	Total Votes
Richard C.E. Morgan	19,926,335	3,897	19,930,232
Allan Griebenow	19,922,737	7,495	19,930,232
Paul J. Coleman	19,927,235	2,997	19,930,232
Robert J. Bertoldi	19,921,854	8,378	19,930,232
Robert F. Hussey	19,929,052	1,180	19,930,232
2.	Proposal to ratify the board of directors appointment of Hein & Associates LLP, as the independent registered public accountants for the year ending December 31, 2006. The stockholders approved the proposal by the following vote:

	Votes
Votes For	Against	Abstain	Total Votes
19,927,162	1,385	1,685	19,930,232
3.	Proposal to amend and restate the Company’s Certificate of Incorporation to, among other things, increase the number of authorized Common Stock, from 50,000,000 shares to 70,000,000 shares and the authorized Preferred Stock from 7,000,000 shares to 10,000,000 shares and to eliminate the 2,250,000 shares of Non-Voting common stock. The stockholders approved the proposal by the following vote:

	Votes
Votes For	Against	Abstain	Total Votes
19,918,560	9,557	2,115	19,930,232
4.	Proposal to ratify actions taken by our Board of Directors and Officers regarding prior fund raising and restructuring activities of the Company. The stockholders approved the proposal by the following vote:

	Votes
Votes For	Against	Abstain	Total Votes
19,926,907	3,280	45	19,930,232

5.	Proposal to transact such other business as may properly come before the meeting or any adjournment thereof. The stockholders approved the proposal by the following vote:

	Votes
Votes For	Against	Abstain	Total Votes
19,893,599	32,688	3,945	19,930,232
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

	2006		2005
QUARTER ENDED	LOW	HIGH	LOW	HIGH

March 31	$0.85	$1.12	$1.34	$1.95
June 30	0.90	1.45	1.40	1.75
September 30	0.87	1.27	1.10	1.75
December 31	0.92	1.25	0.82	1.20
     As of December 31, 2006, we had approximately 696 holders of record of voting common stock.
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

Number of securities
	Number of securities to be	Weighted-average	remaining available
	issued upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	4,616,873	$1.95	3,758,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,616,873	$1.95	3,758,000

Recent Sale of Unregistered Securities
     During 2006, we issued unregistered securities in connection with each of the transactions described below. The issuance of the Preferred Stock, common stock and promissory notes were exempt from the registration requirements of the Securities Act by virtue of Sections 4(2) and 4(6) thereof as a transaction not involving a public offering and made solely to accredited investors. An appropriate restrictive legend was affixed to the stock certificates and warrants.
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
Dividends Paid
     On July 28, 2006, the Board elected to convert $267,335 of accrued and unpaid dividends for the current holders of the 2003B Preferred shares into 297,038 shares of Axcess common stock, which were issued during 2006. The also elected to convert $128,014 of accrued and unpaid dividends for the current holders of the 2004 Preferred shares into 142,237 shares of Axcess common stock, which were issued during 2006.
2005 Preferred Equity Offering
     On March 14, 2006 the Company raised a net of $1,464,244 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2005 Preferred and consists of 1,752,055 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $0.85. In addition, the Company issued 1,752,055 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
2006 Preferred Equity
     On May 31, 2006 the Company raised a net of $1,020,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006 Preferred and consists of 1,200,000 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $1.00. In addition, the Company issued 600,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
2006B Preferred Equity
     On December 1, 2006 the Company raised an additional $750,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006B Preferred and consists of 750,000 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $1.00. In addition, the Company issued 750,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
Warrants Exercised and Expired
     During the twelve months ended December 31, 2006 the Company issued an additional 3,102,055 warrants in conjunction with various exempt equity offerings. The warrant price ranged from $1.50 to $2.00 and they expire between March 14, 2011 and December 1, 2011. During 2006 the Company had 50,000 warrants exercised and 594,808 warrants expire without being exercised.
Common Stock
     During 2006 we had two employees exercise 19,200 stock options with a strike price of $0.40 per share.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Recent Developments: Going Concern and Liquidity Problems
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2006. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
Sales and Marketing Initiatives
     In the past our sales volume has not been sufficient to sustain our operations. During 2006 we were able, through our financings, to initiate a new marketing emphasis, which is intended by us to build sales, primarily of our RFID products. During 2006, we are optimistic about our ability to grow the business. We continue to see broad-based awareness and acceptance of RFID as whole world-wide. Our three accomplishments during 2006 which should assist in growing revenue during 2007 are:
1.	We upgraded our sales personnel;

2.	We began formalizing our partnership program;

3.	We adjusted our process to a modified direct approach.
     While there can be no assurance that our efforts will be successful, we believe that these accomplishments will assist us in our goal of becoming profitable.
     See “Risk Factors.”
Results of Operations
     Sales and Gross Profit. Sales for the twelve months ended December 31, 2006 were $1,501,296 and for the twelve months ended December 31, 2005 were $1,080,240. Cost of sales for the twelve months ended December 31, 2006 were $844,453 and for the twelve months ended December 31, 2005 were $649,715. The gross profit for the twelve months ended December 31, 2006 was $656,843 and $430,525 for the twelve months ended December 31, 2005. The majority of the increase in sales is a result of increase in the market acceptance of our Active RFID products. The margin continues to be stable in the 40% — 50% range.
     Operating Expenses. Operating expenses were $4,366,182 and $3,297,108 in 2006 and 2005, respectively. The majority of the increase relates to expensing of our stock options and the development of the next generation RFID tag.
     Research and development expenses were $1,380,875 in 2006 and $935,248 in 2005. The largest portion of the increase relates to the continued development of the next generation RFID product. The remainder of the increase relates to stock based compensation that was started in 2006.
     Corporate general and administrative expenses were $1,795,479 and $1,373,980 in 2006 and 2005, respectively. The majority of the increase is related to the expensing of stock based compensation that started in 2006. However, during 2006 we also began paying directors fees for our outside directors; we had an increase in outside service fees and a decrease in bad debt expense.
     Selling and marketing expenses were $1,171,023 and $960,249 in 2006 and 2005, respectively. The majority of the increase relates to stock-based compensation that was started in 2006. We also had an increase in travel expenses and advertising. We were able to offset a significant portion of the increases with a reduction in trade show expenses and salary expense relating to timing of new employees.

     Depreciation and amortization expenses were $18,805 for 2006 compared to $27,631 for 2005. The decrease is related to lower depreciation expense as a result of the age of the equipment.
     Other income (expenses), net. Other income (expenses), net, were $350,725 for 2006 and ($389,471) for 2005. Interest expense was $364,104 lower during 2006, compared to 2005, reflecting a decrease in the amortization of the debt discount related to the convertible notes that converted during the period and lower debt levels. We also recognized $102,516 during 2006 relating to the expiration of the statue of limitations relating to accounts payables compared to $326,424 during the same period of 2005. We also sold a portion of our video patent portfolio for $600,000 during 2006.
     Net Loss. Net loss was $3,358,613 and $3,256,054 in 2006 and 2005, respectively. The increase was largely driven by the increase by the expensing of stock based compensation that began in 2006 and by an increase in research and development relating to the next generation product development, offset by the gain on sale of intellectual property during 2006.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $3,209,428 for 2006 and $3,198,581 for 2005. During 2006 we expensed $750,000 related to the 2006B preferred equity offering, $645,020 related to the 2006 preferred equity offering and $1,489,245 related to the second close of the 2005 preferred equity offering compared to $2,060,397 related to the warrant inducement we offered to warrant holders to exercise their warrants early in January 2005 and $813,021 related to the second close of the 2005 preferred equity offering. Recurring preferred Stock dividend requirements were $325,163 in 2006 and 2005.
Liquidity and Capital Resources
     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet our working capital requirements. At December 31, 2006, we had working capital deficit of $3,664,384.
     Our operations continued to generate losses in 2006. Our cash increased $110,492 during 2006 with operating activities using $3,412,574 of cash. We funded operations primarily through borrowings and equity offerings with financing activities providing net cash of $2,930,853. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2007 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2007.
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
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2006. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
Other Matters relating to future amortizable charges
     As of December 31, 2006 we have $168,963 of debt discount and deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the related debt. In connection with the issuance of the 2003B Preferred Stock, we recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock. In connection with the issuance of the 2004 Preferred Stock, we recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock.
Recent Accounting Pronouncements
     In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for our first quarter 2007 financial statements with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements but do not expect the impact to be material.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.
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
     Stock-Based Compensation Expense
     As of January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.
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
Item 8A. CONTROLS AND PROCEEDURES.
     Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2006, the period covered by this Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter of 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Management of Axcess
     The Board elects executive officers annually at its first meeting following the annual meeting of stockholders. The following table sets forth, as of February ___, 2007, Axcess’ directors, executive officers and significant employees, their ages, and their positions within Axcess.

Name	Age	Position	Committee
Richard C.E. Morgan	62	Chairman of the Board of Directors	(1*) (3*) (4)
Allan Griebenow	54	Director, President and Chief Executive Officer	(1) (4)
Allan L. Frank	43	Vice President, Secretary and Chief Financial Officer
Robert J. Bertoldi	52	Directors	(2) (4)
Paul J. Coleman, Jr.	74	Director	(2*) (4)
Robert F. Hussey	57	Director	(2) (3) (4)
Raj Bridgelall	39	Vice President of Engineering
Ray Cavanagh	56	Vice President of Sales
Benjamin Donohue	56	Vice President of Business Development

(1)	Executive Committee

(2)	Audit Committee

(3)	Compensation Committee

(4)	Nominating and Governance Committee

*	Indicates Chairman of the Committee
     Richard C. E. Morgan has served as a director and Chairman of the Board of the company since 1985. Since 2003 Mr. Morgan has been Chief Executive Officer and is a director of Amphion Innovations plc, the successor to Amphion Capital Partners LLC a private equity and venture firm that he co-founded, of which he was Chairman and CEO. In November 1999, Mr. Morgan co-founded VennWorks LLC, a venture capital company and since then has served as its Chairman and Chief Executive Officer. In 1995, Mr. Morgan co-founded Amphion Capital Management, LLC, a private equity and venture capital firm, and since then has served as one of its Managing Members. From 1986 Mr. Morgan has been a Managing Member of Wolfensohn Partners, LP, (now known as Amphion Partners LLC), the General Partner of Wolfensohn Associates LP (known as Amphion Ventures LP) a technology and life science fund. Mr. Morgan serves on the Board of Directors of Celgene Corp., which develops and markets biotechnology products. Mr. Morgan is also a director of several private companies and is also a director of Orbis International, Inc., a non-profit organization dedicated to fighting blindness worldwide.
     Allan Griebenow has served as a director, President and Chief Executive Officer of the Company since July 1999. He founded Prism Video, Inc. in 1993 and was Chief Executive Officer of Prism Video, Inc. from 1994 to July 1999. From 1989 to 1992, Mr. Griebenow was President, CEO and a Director of Vortech Data Inc., a pioneer in the medical imaging networking (PACS) space which was sold to Eastman Kodak and became Kodak Health Imaging Systems. Earlier he was with Satellite Systems Engineering, Ford Aerospace, and Satellite Business Systems. Mr. Griebenow has spent the past twenty five years in telecommunications-based advanced applications. He started his career in 1979 as a Presidential Management Intern with NASA’s Office of Aeronautics and Space Technology. He holds a B.S. in Business Administration from the University of Maryland and an MBA from San Francisco State University.
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
     Robert J. Bertoldi has been a director of the Company since June 2000. Since 2005 he has been the President and Chief Financial Officer of Amphion Innovations plc (AMP), a company listed on the AIM on the London Stock Exchange. Amphion develops and operates companies in the life sciences and medical technology sectors. Since 2003, Mr. Bertoldi has been the President of Amphion Capital Partners LLC, since 2000 Mr. Bertoldi has been the President of VennWorks, LLC, since 1995,

Mr. Bertoldi has been a Managing Member of Amphion Capital Management, LLC, and of Amphion Partners LLC, the General Partner of Amphion Ventures LP. Prior to 1995 Mr. Bertoldi served as the Chief Financial Officer of James D. Wolfensohn Inc. and Hambro America Inc. In addition to being a member of the Board of Directors for Axcess, Mr. Bertoldi is the Chairman of the Board of m2m Inc, and is on the Board of WellGen Inc. Mr. Bertoldi received his B.A. in Accounting and Economic from Queens College in 1976 and became a Certified Public Accountant in 1978. He is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.
     Paul J. Coleman, Jr. has served as a director of the Company since 1982. He is President and Chief Executive Officer of the Girvan Institute of Technology, a non-profit, public benefit corporation engaged in research, technology development, and education related to high-technology enterprise. Dr. Coleman is an emeritus professor of space physics at the University of California at Los Angeles (“UCLA”). He currently serves as a director of Knowledge Vector, Inc., Microtechnologies Ltd and the Girvan Institute. He is a former director of CACI International, Fairchild Space and Defense Corporation, the Universities Space Research Association (USRA) and others. He has held positions as assistant (managing) director of the Los Alamos National Laboratory; president and chief executive officer of USRA, (managing) director of the Institute of Geophysics and Planetary Physics at UCLA; and (managing) director of the National Institute for Global Environmental Change of the U.S. Department of Energy.
     Robert F. Hussey has served on the Board since September 2002. Mr. Hussey is a private equity investor. Mr. Hussey currently serves as a Director of Digital Lightwave, Inc. Mr. Hussey also serves on the board of HC Wainwright & Co, DIRT Motorsports, Inc. and on the board of advisors for Argentum Capital Partners. From 1991 through 1996, Mr. Hussey served as President, CEO and Director of MetroVision of North America. From 1984 through 1991, Mr. Hussey was Founder, President, CEO and Director of POP Radio Corp. Prior to POP Radio, Mr. Hussey worked at Grey Advertising, Inc., E.F. Hutton and American Home Products, Inc. Mr. Hussey received a B.S. in Business Administration from Georgetown University and an MBA in International Business from George Washington University.
     Raj Bridgelall has served as Vice President of Engineering of the Company since September 2006. From August 2004 through August 2006, Mr. Bridgelall was Vice President, R&D / Advanced Product Development for Alien Technology, Inc. From December 1990 through July 2004, Mr. Bridgelall served in numerous positions at Symbol Technologies, including as Chief Technologist and Advanced Product Development, RFID. Prior to Symbol Technologies, Mr. Bridgelall worked as a Communications Specialists in the United States Coast Guard. Mr. Bridgelall holds a Bachelors degree in Electrical Engineering from Stony Brook University and a Masters degree in Electrical Engineering from Stony Brook University.
     Ray Cavanagh has served as Vice President of Sales of the Company since May 2006. From May 2004 through January 2006, Mr. Cavanagh was Senior Vice President, Worldwide Sales Operations for OpenService, Inc. From April 2002 through May 2004, Mr. Cavanagh served as Vice President, Worldwide Sales, Marketing and Business Development for Entegrity Solutions. From November 2000 through April 2002, Mr. Cavanagh served as Vice President of Worldwide Sales for First Virtual Communications, Inc. Prior to First Virtual Communications, Mr. Cavanagh ran Sales Operations at Aprisma Inc., Newpoint Technologies, Inc., PictureTel Corporation, Interleaf, Inc. and Wang Laboratories. Mr. Cavanagh holds an MBA from Northeastern University where he also completed his undergraduate studies.
     Ben Donohue has served as Vice President of Business Development of Axcess International. He came to Axcess in 1999 when it acquired Prism Video where he was Director of Products since 1994. During his tenure with Prism Video, he managed the team that developed and marketed patented proprietary video compression technology in commercial products. In his current position, Donohue maintains strategic major accounts such as Honeywell, Tyco, ADT and Sonitrol.
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
Code of Ethics
     We have adopted our Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and any Principal Accounting Officer or Controller (“Senior Financial Officers”) of Axcess International, Inc. (the “Company”). Its purpose is to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of the Company’s financial records and the preparation of financial statements filed with the Securities and Exchange Commission (the “SEC”). A copy of such code is attached as an exhibit to our annual report on Form 10-KSB for the ended December 31, 2006

Item 10. COMPENSATION DISCUSSION AND ANALYSIS
Summary Compensation Table
     The following table summarizes the compensation earned by Axcess’ Chief Executive Officer and Axcess’ two other most highly compensated executive officers (whose annualized compensation exceeded $100,000) (collectively called the “named executive officers”), for services rendered in all capacities to Axcess during the fiscal years ended December 31, 2005 through 2003.

	Summary Compensation Table
					Stock	Option	All Other
Name	Year		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Positions	Ended		($)	($)	($)	($) (A)	($) (B)	($)

Allan Griebenow	2006		230,009	—	—	243,880	—	479,889
President and Chief Executive Officer	2005		230,946	—	—	—	—	230,946
	2004		177,651	—	—	248,943	—	426,594

Allan L. Frank	2006		180,000	—	—	195,650	—	375,650
Vice President, Secretary and Chief	2005		180,937	—	—	—	—	180,937
Financial Officer	2004		139,448	—	—	235,269	—	374,717

Raj Bridgelall	2006	(1)	43,154	—	—	120,000	7,974	171,128
Vice President, Engineering

Ray Cavanagh	2006	(2)	93,750	—	—	144,000	—	237,750
Vice President, Sales

Ben Donohue	2006	(3)	115,837	—	—	97,370	—	213,207
Vice President, Business Development

(A)	Reflects the grant date fair value calculated in accordance with FAS 123(R). See “Notes to Financial Statements – Summary of Significant Accounting Policies — Stock-Based Compensation Adoption of SFAS 123R” for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

(B)	Mr. Bridgelall “All Other Compensation” consists of reimbursement for moving expenses.

(1)	Represents compensation earned from September 2006, when Mr. Bridgelall was hired by Axcess and he was elected as an officer at that time.

(2)	Represents compensation earned from May 2006, when Mr. Cavanagh was hired by Axcess and he was elected as an officer in July 2006.

(3)	Represents compensation earned for the full year 2006. However, Mr. Donohue was elected an officer in July 2006 but has been an employee of Axcess since July 1999.
Stock Option Grants in 2006 to Named Executive Officers
     During 2006, we granted awards to our CEO, CFO and other named executive officers pursuant to our 2005 Equity Incentive Plan. Information with respect to each of these awards, including estimates regarding future payouts under each of these awards on a grant by grant basis, is set forth in the table below.

		All Other	All Other	Exercise or	Grant Date
		Stock Awards:	Option Awards:	Base Price	Fair Value
		Number of	Number of	Of Option	Of Stock and
	Grant	Shares of Stock	Securities Under-	Awards	Option
Name	Date	Or Units (#)	Lying Options (#)	($ / Share)	Awards

Allan Griebenow	02/15/06	—	268,000	$1.04	$243,880
Allan L. Frank	02/15/06	—	215,000	1.04	195,650
Raj Bridgelall	10/01/06	—	150,000	0.93	120,000
Ray Cavanagh	05/16/06	—	150,000	1.10	144,000
Ben Donohue	02/15/06	—	107,000	1.04	97,370
     During 2006 the board voted to issue a total of five hundred and sixty-eight thousand options (568,000) to other employees other than named executives or directors. The exercise price was the closing price on the date of the grant and ranged from $1.04 to $1.35 per share. The options will vest in four equal installments beginning one year from the grant date. The options were granted to sixteen employees. The grants ranged in size from 5,000 to 107,000 with the average being 35,500.

Outstanding Equity Awards at Fiscal Year End
     The following table summarizes equity awards granted to our CEO, CFO and other named executive officers that were outstanding as of December 31, 2006.

		Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market
						Number	of	Number	or Payout
			Equity			of	Shares	of	Value of
			Incentive			Shares	or	Unearned	Unearned
			Plan			or Units	Units	Shares,	Shares,
			Awards:			of	of	Units or	Units or
		Number of	Number of			Stock	Stock	Other	Other
	Number of	Securities	Securities			That	That	Rights	Rights
	Securities	Underlying	Underlying			Have	Have	That	That
	Underlying	Unexercised	Unexercised	Option	Option	Not	Not	Have Not	Have Not
	Options(#)	Options(#)	Unearned	Exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options(#)	Price ($)	Date	(#)	($)	(#)	($)
Allan Griebenow (1)	1,156,930	166,030	—	$2.28	10 years from Grant	—	—	—	—
Allan Frank (2)	549,726	198,242	—	$1.74	10 years from Grant	—	—	—	—
Raj Bridgelall (3)	—	150,000	—	$0.93	10 years from Grant	—	—	—	—
Ray Cavanagh (4)	—	150,000	—	$1.10	10 years from Grant	—	—	—	—
Ben Donohue (5)	217,353	89,014	—	$1.30	10 years from Grant	—	—	—	—

(1)	Includes a grant made on July 28, 1999 for 450,000 options at a strike price of $2.50; a grant made on February 2, 2000 for 124,112 options with a strike price of $5.50; a grant made on January 10, 2001 for 150,392 option at a strike price of $3.88; a grant made on June 5, 2002 for 85,000 options at a strike price of $1.70; a grant made on January 17, 2003 for 163,000 options at a strike price of $0.40; a grant made on March 16, 2004 for 156,568 options at a strike price of $2.00 and a grant made on February 15, 2006 for 268,000 options with a strike price of $1.04.

(2)	Includes a grant made on March 20, 2002 for 200,000 option at a strike price of $3.00; a grant made on June 5, 2002 for 85,000 options at a strike price of $1.70; a grant made on January 17, 2003 for 100,000 options at a strike price of $0.40; a grant made on March 16, 2004 for 147,968 options at a strike price of $2.00 and a grant made on February 15, 2006 for 215,000 options with a strike price of $1.04.

(3)	Includes a grant made on October 1, 2006 for 150,000 options at a strike price of $0.93.

(4)	Includes a grant made on May 16, 2006 for 150,000 options at a strike price of $1.10.

(5)	Includes a grant made on September 29, 1999 for 12,000 options at a strike price of $2.69; a grant made on February 2, 2000 for 3,308 options with a strike price of $5.50; a grant made on January 10, 2001 for 6,000 option at a strike price of $3.88; a grant made on June 5, 2002 for 65,000 options at a strike price of $1.70; a grant made on January 17, 2003 for 78,000 options at a strike price of $0.40; a grant made on March 16, 2004 for 35,059 options at a strike price of $2.00 and a grant made on February 15, 2006 for 107,000 options with a strike price of $1.04.

Aggregate Option Exercises in 2006 by Executive Officers
     The following table provides information as to options exercised, if any, by each of the named executive officers in 2006 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of our Voting Common Stock on December 29, 2006 ($1.17 as reported on the Over-The-Counter Bulletin Board).

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-the-Money Options at
	On	Value	Options at December 31, 2006		December 31, 2006
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Allan Griebenow	—	$—	1,156,930	240,142	$134,220	$26,130
Allan L. Frank	—	$—	549,726	198,242	$83,988	$20,963
Raj Bridgelall	—	$—	—	150,000	$—	$10,500
Ray Cavanagh	—	$—	—	150,000	$—	$36,000
Ben Donohue	—	$—	217,353	89,014	$63,538	$10,433
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
     The following table summarizes compensation paid to all of our non-employee directors:

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Richard CE Morgan	$—	$—	$—	$—	$—	$—	$—
Robert Bertoldi	—	—	68,250	—	—	—	68,250
Robert Hussey	16,500	—	68,250	—	—	—	84,750
Paul Coleman	11,000	—	68,250	—	—	—	79,250
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
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The following table sets forth the number of shares of each class of stock beneficially owned as of February 28, 2007, by each person known by Axcess to be the beneficial owner of more than five percent of any class of our voting securities as of

February___, 2007. Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

		Amount and		Percentage of
Name and Address of		Nature of	Percentage	Common
Beneficial Owner	Title of Class	Beneficial Owner	of Class	Voting Power

Amphion Group (1)	Voting Common Stock	20,145,573 (2)	50.8%	43.1%
330 Madison Avenue	Series 2005	1,770,024	65.3%	3.8%
New York, NY 10017	Series 2006B	450,000	65.0%	1.0%

(1)	See the following table regarding the beneficial ownership of the Amphion Group.

(2)	Includes 2,658,746 shares that the Amphion Group has the right to acquire pursuant to warrants and options that are exercisable within 60 days.
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

		Series	Series
	Voting	2005	2006B
	Common	Preferred	Preferred	Warrants		Options		Total

Amphion Ventures LP	9,219,305	—	—	—		—		9,219,305
VennWorks LLC	5,677,006	—	—	—		—		5,677,006
Amphion Innovations plc	670,000	1,475,906	150,000	1,724,042	(1)	—		4,019,948
Mr. Morgan	722,509 (2)	294,118	300,000	614,118	(3)	94,293	(4)	2,025,038
Antiope Partners LLC	1,109,182	—	—	—		—		1,109,182
Mr. Bertoldi	—	—	—	—		226,293	(5)	226,293
Amphion Investments LLC	44,000	—	—	—		—		44,000
Amphion Partners LLC	28,125	—	—	—		—		28,125
Amhion Capital Management LLC	16,700	—	—	—		—		16,700

Total of Amphion Group	17,486,827	1,770,024	450,000	2,338,160		320,586		22,365,597

(1)	Includes four different grants with exercise price ranging from $1.50 to $2.00 and expiration dates ranging form January 28, 2010 to December 1, 2011.

(2)	Includes 252,715 shares of common stock issued to Mrs. Morgan, the wife of Mr. Morgan.

(3)	Includes four different grants with exercise price ranging from $1.50 to $2.00 and expiration dates ranging form January 28, 2010 to December 1, 2011.

(4)	Options to purchase 94,293 shares of common stock that are exercisable within 60 days.

(5)	Options to purchase 226,923 shares of common stock that are exercisable within 60 days.
          The following table sets forth the number of shares of each class of stock beneficially owned as of February 28, 2007, by each director who beneficially owns equity securities and the executive officers of Axcess, and all of our directors and executive officers as a group. The business address of each director and executive officer is c/o Axcess International, Inc., 3208

Commander Drive, Carrollton, Texas 75006. To Axcess’ knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder, except for Mr. Morgan’s beneficial ownership, which is discussed in the introduction to the previous table above.

		Amount and
		Nature of	Percentage	Percentage
Name of		Beneficial	of	of Common
Beneficial Owner	Title of Class	Owner	Class	Voting Power

Richard C.E. Morgan	Voting Common Stock (1)	17,486,827	61.0%	48.9%
	Series 2005 Preferred	1,770,024	65.3%	5.0%
	Series 2006B Preferred	450,000	60.0%	1.3%

Robert J. Bertoldi	Voting Common Stock (2)	16,764,318	58.5%	46.9%
	Series 2005 Preferred	1,475,906	54.0%	4.1%
	Series 2006B Preferred	150,000	20.0%	*

Allan Griebenow	Voting Common Stock (3)	14,860	*	*
Paul J. Coleman, Jr.	Voting Common Stock (4)	80	*	*
Allan L. Frank	Voting Common Stock (5)	—	*	*
Robert F. Hussey	Voting Common Stock (6)	—	*	*
Raj Bridgelall	Voting Common Stock (8)	—	*	*
Raymond Cavanagh	Voting Common Stock (9)	—	*	*
Benjamin Donohue	Voting Common Stock (10)	—	*	*

All Directors, Director	Voting Common Stock	17,501,767	61.1%	48.9%
Nominees and	Series 2005 Preferred	1,770,024	65.3%	5.0%
Executive Officers as	Series 2006B Preferred	450,000	60.0%	1.3%
a group (10 individuals)

*	Less than 1%.

(1)	The number of shares of voting common stock includes 469,794 shares held directly, 16,764,318 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above), 252,715 shares owned by Mr. Morgan’s wife. However, the number of shares of voting common stock excludes 708,411 shares that Mr. Morgan has the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days, 1,724,042 shares that entities within the Amphion Group have the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Morgan disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(2)	Includes 16,764,318 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above). However, excludes 226,293 shares that Mr. Bertoldi has the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days and 1,724,042 shares that entities within the Amphion Group have the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Bertoldi disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(3)	Includes 14,580 shares of common stock held directly by Mr. Griebenow and 280 shares owned jointly with his wife. Excludes 1,397,072 shares that Mr. Griebenow has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(4)	Includes 80 shares of common stock held directly by Mr. Coleman and excludes 254,293 shares that Mr. Coleman has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(5)	Excludes 747,968 shares that Mr. Frank has the right to acquire pursuant to options that are exercisable within 60 days.

(6)	Excludes 216,293 shares that Mr. Hussey has the right to acquire pursuant to options that are exercisable within 60 days.

(7)	Excludes 0 shares that Mr. Bridgelall has the right to acquire pursuant to options that are exercisable within 60 days.

(8)	Excludes 0 shares that Mr. Cavanagh has the right to acquire pursuant to options that are exercisable within 60 days.

(9)	Excludes 208,717 shares that Mr. Donohue has the right to acquire pursuant to options that are exercisable within 60 days.
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
Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit A to the Company’s 2005 Definitive Proxy Statement filed June 2, 2006

3.2	By-laws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 2-80946)

3.3	Certificate of Designations, Preferences, Powers and Rights of Series 2003B Preferred Stock, Series 2004 Preferred Stock and Series 2005 Preferred Stock of the Company. Incorporated herein by reference to Exhibit B to the Company’s 2005 Definitive Proxy Statement filed June 2, 2006.

5.1	Opinion of Vial, Hamilton, Koch & Knox, LLP

+ 10.1	Employment Agreement dated July 16, 1999, by and between the Company and Allan Griebenow. Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

+ 10.2	Axcess International Inc. 2005 Equity Incentive Plan. Incorporated herein by reference to Exhibit A to the Company’s 2005 Definitive Proxy Statement filed June 1, 2005.

10.3	Agreement to amend purchase note and payment terms as of December 12, 2003, executed by Axcess and PV Proceeds holdings, Inc. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 16, 2003.

10.4	Amended and restated purchase note dated as of December 12, 2003, executed by Axcess and PV Proceeds holdings, Inc. Incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 16, 2003.

10.5	Agreement to amend demand note dated as of December 12, 2003, executed by Axcess and Amphion Investment LLC. Incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on December 16, 2003.

10.6	Amended demand note dated as of November 30, 2003, executed by Axcess payable to Amphion Investment LLC in the principal amount of $393,787. Incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on December 16, 2003.

10.7	Axcess Convertible note dated as of November 9, 2006, executed by Axcess payable to Amphion Innovations PLC in the principal amount of $140,000. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed November 13, 2006.

Exhibit No.	Description
10.8	Form of Bridge Financing Agreement, dated as of July 30, 2002, between the Company and certain investors. Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.9	Advisory agreement between NVW LLC and Axcess. *

10.10	Form of Stock Purchase agreement for the 2006C Preferred Equity Offering. *

10.11	Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2005 Preferred Stock Offering. *

10.12	Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2006 Preferred Stock Offering. *

10.13	Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2006B Preferred Stock Offering. *

10.14	Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2006C Preferred Stock Offering. *

21.1	Subsidiaries of the Company. *

23.1	Consent of Hein & Associates LLP. *

31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Audit Committee charter. *

99.2	Nominating and Governance Committee charter. *

99.3	Whistleblower Policy. *
(b)	Reports on Form 8-K:

Date	Description
February 15, 2007	On February 15, 2007, Axcess International Inc. filed an 8-K announcing the results for the year ended December 31, 2006.
January 31, 2007	On January 31, 2007, Axcess International Inc. filed an 8-K announcing they closed on $1,500,000 of the 2006C Preferred Equity round.
January 23, 2006	On January 23, 2007, Axcess International Inc. filed an 8-K announcing they closed on $500,000 of the 2006C Preferred Equity round and received a $2,006,000 million order from an entity in Barbados.

*	Filed herewith

+	Denotes management contract or compensatory plan.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table presents fees for professional audit services rendered by Hein & Associates LLP for the audit of Axcess International Inc.’s annual consolidated financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by Hein & Associates LLP during those periods.

	December 31,	December 31,
	2006	2005
Audit fees (1)	$59,661	$48,064
Audit related fees (2)	—	—
Tax fees (3)	10,000	10,930
All other fees (4)	—	—

Total	$69,661	$58,994

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
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2007.

AXCESS INTERNATIONAL INC.
By:	/s/ Richard C.E. Morgan
Richard C.E. Morgan, Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of March 2007.

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
Robert F. Hussey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Axcess International, Inc.
We have audited the accompanying consolidated balance sheets of Axcess International, Inc. (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axcess International, Inc., at December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
/s/ HEIN & ASSOCIATES LLP
February 28, 2007
Dallas, Texas

AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and 2005

	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$347,361	$236,869
Accounts receivable — trade, net of allowance for doubtful accounts of 16,868 and $17,389 for 2006 and 2005, respectively.	252,230	141,200
Inventory, net	396,305	112,270
Prepaid expenses and other	92,090	72,628

Total current assets	1,087,986	562,967

Property, plant and equipment, net	18,369	29,387
Deferred debt issuance costs	168,963	337,926
Other assets	2,934	2,699

Total assets	$1,278,252	$932,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$101,261	$252,155
Accrued liabilities	1,147,015	959,149
Notes payable:
Convertible notes payable (includes $80,000 with related parties in 2005)	3,365,500	396,666
Discounts on convertible debt	—	(5,520)
Dividends payable	138,594	208,780

Total current liabilities	4,752,370	1,811,230

Notes payable to stockholders	—	3,709,071

Total liabilities	4,752,370	5,520,301

Commitments and contingencies (Notes 1, 2, 8 and 13)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 and 7,000,000 shares authorized in 2006 and 2005, respectively Without liquidation preferences; $0.01 par value, 7,073,550 and 3,371,495 shares issued and outstanding in 2006 and 2005, respectively	70,735	33,715
Common stock, $.01 par value, 70,000,000 and 50,000,000 shares authorized in 2006 and 2005, respectively; 28,657,313 shares issued and outstanding in 2006 and 27,437,111 shares issued and outstanding in 2005	286,573	274,371
Shares of common stock to be issued, 5,333 shares as of December 31, 2005	—	53
Non-voting convertible common stock, $.01 par value, 0 and 2,250,000 shares authorized in 2006 and 2005, respectively; no shares issued and outstanding in 2006 or 2005	—	—
Additional paid-in capital	158,184,537	153,436,725
Accumulated deficit	(162,015,963)	(158,332,186)

Total stockholders’ deficit	(3,474,118)	(4,587,322)

Total liabilities and stockholders’ deficit	$1,278,252	$932,979

See accompanying notes.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005
Sales	$1,501,296	$1,080,240
Cost of sales	837,789	594,158
Inventory impairment	6,664	55,557

Gross profit	656,843	430,525
Expenses:
Research and development	1,380,875	935,248
General and administrative	1,795,479	1,373,980
Selling and marketing	1,171,023	960,249
Depreciation, amortization and impairment	18,805	27,631

Operating expenses	4,366,182	3,297,108

Loss from operations	(3,709,338)	(2,866,583)

Other income (expense):
Interest expense	(351,791)	(715,895)
Gain on vendor settlements	102,516	326,424
Gain on sale of intellectual property	600,000	—

Other income (expense), net	350,725	(389,471)

Net loss	(3,358,613)	(3,256,054)

Preferred stock dividend requirements
Recurring	(325,163)	(325,163)
Warrant inducement	—	(2,060,397
2005 Preferred equity offering	(1,489,245)	(813,021)
2006 Preferred equity offering	(645,020)	—
2006B Preferred equity offering	(750,000)	—

Preferred stock dividend requirements	(3,209,428)	(3,198,581)

Net loss applicable to common stock	$(6,568,041)	$(6,454,635)

Basic and diluted net loss per share	$(0.23)	$(0.24)

Weighted average shares of common stock outstanding	28,329,221	26,850,272

See accompanying notes.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2006 and 2005

	CONVERTIBLE
	PREFERRED STOCK		COMMON STOCK
	NUMBER		NUMBER		ADDITIONAL	COMMON		TOTAL
	OF	PAR	OF	PAR	PAID-IN	STOCK	ACCUMULATED	STOCKHOLDERS’
	SHARES	VALUE	SHARES	VALUE	CAPITAL	ISSUABLE	DEFICIT	DEFICIT
Balance at December 31, 2004	2,415,000	$24,150	24,720,939	$247,209	$149,898,600	$—	$(154,750,969)	$(4,581,010)

Shares issued in conjunction with 2005 Preferred equity offering	362,942	3,629	—	—	304,870	—	—	308,499
Conversion of notes payable and accrued interest into 2005 preferred stock	593,553	5,936	—	—	498,585	—	—	504,521
Conversion of Convertible note	—	—	369,968	3,700	369,924	—	—	373,624
Issuance of common stock upon exercise of warrants	—	—	296,066	2,961	300,890	—	—	303,851
Shares issued in conjunction with accrued dividends	—	—	292,198	2,922	429,524	—	—	432,446
Shares issued in conjunction with warrant inducement	—	—	1,702,840	17,028	1,612,841	53	—	1,629,922
Issuance of common stock upon exercise of stock options	—	—	55,100	551	21,491	—	—	22,042
Preferred stock dividends	—	—	—	—	—	—	(325,163)	(325,163)
Net Loss	—	—	—	—	—	—	(3,256,054)	(3,256,054)

Balance at December 31, 2005	3,371,495	$33,715	27,437,111	$274,371	$153,436,725	$53	$(158,332,186)	$(4,587,322)

Issuance of common stock upon exercise of warrants	—	—	55,333	553	32,000	(53)	—	32,500
Issuance of common stock upon exercise of stock options	—	—	19,200	192	7,488	—	—	7,680
Conversion of convertible note and accrued interest	—	—	706,394	7,064	409,712	—	—	416,776
Shares issued in conjunction with 2005 Preferred stock offering	1,752,055	17,520	—	—	1,446,724	—	—	1,464,244
Conversion of accrued dividends	—	—	439,275	4,393	390,956	—	—	395,349
Shares issued in conjunction with 2006 Preferred stock offering	1,200,000	12,000	—	—	1,008,000	—	—	1,020,000
Shares issued in conjunction with 2006B Preferred stock offering	750,000	7,500	—	—	742,500	—	—	750,000
Preferred stock dividends	—	—	—	—	—	—	(325,163)	(325,163)
Stock based compensation expense	—	—	—	—	710,432	—	—	710,432
Net Loss	—	—	—	—	—	—	(3,358,613)	(3,358,613)

Balance at December 31, 2006	7,073,550	$70,735	28,657,313	$286,573	$158,184,537	$—	$(162,015,963)	$(3,474,118)

See accompanying notes

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(3,358,613)	$(3,256,054)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	18,805	27,631
Gain on vendor settlements and statutory write-off of payables	(102,516)	(326,424)
Amortization of financing discount and issuance costs	174,483	487,010
Stock based compensation expense	710,432	—
Gain on sale of intellectual property	(600,000)	—
Inventory impairment	6,664	55,557
Changes in operating assets and liabilities:
Accounts receivable	(111,030)	(61,235)
Inventory	(290,699)	(23,113)
Prepaid expenses and other	(19,462)	24,536
Other assets	(235)	1,207
Accounts payable and accrued liabilities	159,597	312,850

Net cash used by operating activities	(3,412,574)	(2,758,035)

Cash flow from investing activities:
Proceeds from sale of intellectual property	600,000	—
Capital expenditures	(7,787)	(7,490)

Net cash generated / (used) by investing activities	592,213	(7,490)

Cash flow from financing activities:
Principal payments on financing agreements	(343,570)	(223,022)
Borrowings in financing agreements	—	500,000
Net proceeds from issuance of common stock from employee options	7,680	22,042
Net proceeds from issuance of common and preferred stock and exercise of warrants	3,266,743	2,242,273

Net cash provided by financing activities	2,930,853	2,541,293

Net increase / (decrease) in cash and cash equivalents	110,492	(224,232)
Cash and cash equivalents, beginning of year	236,869	461,101

Cash and cash equivalents, end of year	$347,361	$236,869

Supplemental information:
Cash paid during the year for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversions of notes payable into common stock	$396,667	323,333
Conversions of accrued interest into common stock	20,109	50,291
Conversions of accrued dividends into common stock	395,349	432,446
Preferred stock dividends accrued	325,163	325,163
Conversion of notes payable into preferred stock	—	500,000
Conversion of accrued interest into preferred stock	—	4,520
See accompanying notes

AXCESS INTERNATIONAL, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
     (a) Description of Business
     The Company is a leading provider of patented Radio Frequency Identification (“RFID”) and Real Time Location Systems (“RTLS”) solutions that locate, track, monitor, count and protect people, assets, and vehicles, thereby improving productivity, security and access to real-time intelligence. The Company’s multiuse, single-system solutions include active, dual and semi-active RFID tags, activators and readers that support automatic monitoring and tracking applications, such as electronic asset protection and asset management, and automatic personnel and vehicle access control. Axcess’ web-based software provides a suite of management tools that include reporting, display, decision and control functions that enable productivity, security and local positioning.
     The Company’s business plan for 2007 is predicated principally upon the successful marketing of its RFID. During 2006, operating activities utilized approximately $3.4 million of cash. During 2006 the Company raised a net of $3.3 million of additional working capital through Preferred Stock offerings, exercise of warrants and stock options. We closed three preferred stock offerings during 2006 and raised approximately $3.7 million. The shares are designated 2005, 2006 and 2006B. The Company issued 2,125,205 shares of Preferred Stock bearing no dividend and equal number of warrants to purchase the Company’s common stock exercisable for five years at $1.50 — $2.00 per share. The offering also included a company call provision if the closing twenty-day average stock price is over $3.00 per share. However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2007.
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
     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners LLC, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management LLC, Amphion Innovations plc, Amphion Innovations US Inc. and NVW, LLC (collectively, the “Amphion Group”). The Amphion Group owns approximately 55% of the outstanding voting common stock of the Company.
     (c) Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. As discussed below, the Company makes significant assumptions in recording its allowance for doubtful accounts, inventory valuation, impairment of long-lived assets, warranty costs, the valuation allowance for deferred tax assets, the value of components of equity and debt instruments and stock based compensation expense. Actual results could differ from those estimates, and the differences may be significant.
     (d) Cash and Cash Equivalents
     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(e) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at December 31, 2006 and December 31, 2005:

	December 31,	December 31,
	2006	2005
Raw materials	$31,344	$10,887
Work-in-process	114	109
Finished goods	364,847	101,274

	$396,305	$112,270

     The Company recorded charges of $6,664 and $55,557 for inventory impairment during the years ended December 31, 2006 and 2005, respectively. The amounts reflect items that have not been able to be used by the Company’s contract manufacturers in the building of additional products mainly relating to the video products. The impairment charges were as a result of the change in strategy to contract manufacturing.
     The components of cost of sales are summarized as follows:

	December 31,	December 31,
	2006	2005
Product Cost	$811,669	$609,295
Warranty Expense	26,120	(15,137)
Inventory Impairment	6,664	55,557

Cost of Sales	$844,453	$649,715

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
     (g) Intangible Assets
     Intangible assets, which consist primarily of patents and developed technologies, have been recorded as the result of acquisitions of business and developed technologies and are being amortized on the straight-line basis over five years. As of December 31, 2006 intangible assets are fully amortized.
     (h) Impairment of Long-Lived Assets-and Long-Lived Assets to Be Disposed Of
     Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated-by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of-the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing the Company’s purchased technologies have not grown according to expectations and the Company has experienced operating losses since the respective dates of acquisition. The Company believes that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position. During the years ended December 31, 2006 and 2005 the Company recorded no impairment charges for its long-lived assets.
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
     (l) Depreciation and Amortization
     Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the respective assets. Internally developed software and purchased technologies are amortized over the estimated useful lives of the respective technology.
     (m) Stock-Based Compensation
     Beginning January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (SAB 107”) in March 2005, which provides supplemental SFAS 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the twelve months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.
     The adoption of SFAS 123R resulted in stock compensation expense for the twelve months period ended December 31, 2006 of $710,432 to operating expenses. This expense increased net loss per share by $0.02 for the twelve months ended December 31, 2006. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
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
Pro-Forma Stock Compensation Expense for the Twelve Months Ended December 31, 2005
     For the twelve months ended December 31, 2005, the Company accounted for its stock-based compensation plan under Accounting Principles Board (“ABP”) Opinion No. 25, Accounting for Stock Issued to Employees. Since all options granted during the periods had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recorded. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, issued in December 2002, our net loss and net loss per share would have been increased to the following pro-forma amounts:

Twelve
Months
Ended
December 31,
2005
Pro forma impact of fair value method (FAS 148)
Reported net loss attributed to common stock	$(6,454,635)
Less: fair value of employee stock compensation	(688,485)

Pro forma net loss attributed to common stock	(7,143,120)

Loss per common share
Basic and diluted net loss per share – as reported	$(0.24)
Basic and diluted net loss per share – pro forma	$(0.27)

Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.25%
Expected life	3 years
Expected volatility	164%
Expected dividend yield	0.0%
     In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative results have not been restated. The following table illustrates the effect on operating expenses from applying the fair value recognition provisions of SFAS 123(R) in 2006 and as if we had applied the fair value recognition provisions of SFAS No. 123 in 2005:

	Twelve Months Ended
	December 31,
	2006	2005
Research and development expense	$152,391	$113,247
General and administrative expense	417,889	447,594
Selling and marketing expense	140,152	127,644

Total	$710,432	$688,485

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
     (o) Net Loss Per Common Share
     Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the conversion of convertible preferred stock and the convertible debt and exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be anti-dilutive. Conversion of convertible preferred stock, convertible debt and the exercise of options and warrants would result in 46,724,459 and 38,034,240 common shares outstanding at December 31, 2006 and 2005, respectively.
     (p) Significant Customers
     During the twelve months ended December 31, 2006 and 2005, the Company had no customer that accounted for more than 9% of the Company’s overall revenue.
     (q) Recent Accounting Pronouncements
     In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. We adopted the provisions of

SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for our first quarter 2007 financial statements with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements but do not expect the impact to be material.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.
(2) Operations, Liquidity and Going Concern
     Since inception, the Company has utilized the proceeds from a number of public and private sales of their equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet their working capital requirements. At December 31, 2006, the Company had a working capital deficit of $3,664,384.
     The Company operations continued to generate losses in 2006. Their cash increased $110,492 during 2006 with operating activities using $3,412,574 of cash. The Company funded operations primarily through equity offerings with financing activities providing net cash of $2,930,853. No assurance can be given that such activities will continue to be available to provide funding to their business. Their business plan for 2007 is predicated principally upon the successful marketing of their RFID products. The Company anticipates that their existing working capital resources and revenues from operations will not be adequate to satisfy their funding requirements in 2007.
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
     The Company auditors have included an explanatory paragraph in their audit opinion with respect to the Company’s consolidated financial statements at December 31, 2006. The paragraph states that the Company’s recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about the Company’s ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect the Company’s relationship with customers and suppliers and have an adverse effect on their ability to obtain financing.
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
(3) Prepaid Expenses and Other Current Assets
     Prepaid expenses and other consists of the following:

	December 31,	December 31,
	2006	2005
Prepaid insurance	$58,571	$47,733
Prepaid trade shows	6,800	6,600
Prepaid other	26,719	18,295

	$92,090	$72,628

(4) Property, Plant and Equipment
     Property, plant and equipment consist of the following:

			Amortization/
	December 31,	December 31,	Depreciation
	2006	2005	Period
Leasehold improvements	$66,435	$66,435	Lease term
Machinery and equipment	1,800,742	1,792,956	5 years
Furniture and fixtures	128,675	128,675	5 to 10 years

	1,995,852	1,988,066
Accumulated depreciation and amortization	(1,977,483)	(1,958,679)

Property, plant and equipment, net	$18,369	$29,387

     Depreciation totaled $18,804 and $27,498 during 2006 and 2005, respectively.
(5) Intellectual property
     Intellectual property consists of the following:

				Weighted
				Average
				Remaining
				Useful
				Lives at
	December 31,	December 31,	Useful	December 31,
	2006	2005	Lives	2005
Purchased RFID technology	$1,714,449	$1,714,449	5 years	—
Purchased video technology	5,087,483	5,087,483	5 years	—
Internally developed software	350,337	350,337	5 years	—

	7,152,269	7,152,269
Accumulated amortization and impairment	(7,152,269)	(7,152,269)

Intellectual property, net	$—	$—

     As of December 31, 2006 and 2005 intellectual property was fully amortized.
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
     Amortization expense of intellectual property totaled $0 and $133 during 2006 and 2005, respectively.
(6) Gain on vendor settlements and statutory write-off
     The Company recognized $89,184 and $313,904 during 2006 and 2005, respectively, relating to the expiration of the statue of limitations relating to trade accounts payables. Gain on vendor settlements and statutory write-off consists of the following:

	December 31,	December 31,
	2006	2005
Gain (loss) on settlements on vendor	$(2,048)	$10,000
Expiration of statue of limitations	89,184	313,904
Other	15,380	2,520

	$102,516	$326,424

     (7) Accrued Liabilities
     Accrued liabilities consist of the following:

	December 31,	December 31,
	2006	2005
Accrued vacation	$183,624	$171,881
Accrued interest payable	763,288	606,939
Accrued professional fees, litigation settlements and other	200,103	180,329

	$1,147,015	$959,149

(8) Lease Obligations
     The Company leases its office space and certain equipment under operating leases. Annual rental expense recorded for operating leases was $82,224 and $81,621 for the years ended December 31, 2006 and 2005, respectively. The Company’s Carrollton, Texas facility is on a one year lease through October 31, 2007 and the California lease runs through January 2008. At December 31, 2006, future minimum lease payments on operating leases were as follows:.

Future Lease
Payments
2007	$72,950
2008	1,950

$74,900

(9) Notes Payable to Stockholders (including convertible notes payable)
     Notes payable consist of the following:

	December 31,	December 31,
	2006	2005
Due to stockholders:
5.00% PV Proceeds Holdings, Inc., due December 31, 2007	$2,971,713	$3,315,283
5.00% Amphion Investment LLC note, due December 31, 2007	393,787	393,787
7.00% convertible debt	—	396,667
Discount relating to 7.00% convertible debt	—	(5,520)

	3,365,500	4,100,217
Less current maturities including discount amortization	(3,365,500)	(391,146)

Non-current notes payable to stockholders	$—	$3,709,071

     The following table sets forth the maturities for notes payable for the fiscal years ended December 31:

2007	$3,365,500

$3,365,500

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
     Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million non-interest bearing note that was due December 31, 2002 and was in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007. As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess. The warrants have an exercise price of $2.00 per share and shall expire on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest are paid. Axcess has also agreed to reduce the principal amount due first for 10% of equity proceeds and second 20% of proceeds from options exercised. Axcess also recorded deferred debt issuance costs of $689,932 for the value of the warrants, which will be amortized over the life of the loan. The deferred debt issuance costs had an amortized value of $168,963 and $337,926 at December 31, 2006 and 2005, respectively.
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
     In connection with this bridge financing, the Company recorded a $1,000,000 debt discount due to the value of the equity consideration and beneficial conversion of the financing, pursuant to the guidance issued by the Emerging Issues Task Force. The debt discount was being amortized using the effective interest method over the three-year life of the agreement. This discount was fully amortized at December 31, 2005.
     During 2005, four holders elected to convert $250,000 of their notes plus $8,263 of accrued interest into 253,283 shares of Axcess common stock, which were issued during 2005. During 2005 the Board also elected to convert $27,318 of accrued and unpaid interest into 27,594 shares of Axcess common stock. During 2006, seven (all remaining) holders elected to convert $233,333 of their notes plus $11,829 of accrued interest into 415,526 shares of Axcess common stock. As of December 31, 2006, the Company had no outstanding balances under this convertible note.
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
     In connection with this bridge financing, the Company recorded an $84,598 debt discount due to the value of the equity consideration of the financing, pursuant to the guidance issued by the Emerging Issues Task Force. The debt discount is being amortized using the effective interest method over the three-year life of the agreement. This discount was fully amortized at January 31, 2006.
     During 2005 two holders elected to convert $73,334 of their note plus $5,093 of accrued interest into 79,380 shares of Axcess common stock, which were issued during 2005. During 2005 the Board also elected to convert $9,615 of accrued and unpaid interest into 9,711 shares of Axcess common stock. During 2006, ten (all remaining) holders elected to convert $163,333 of their notes plus $8,280 of accrued interest into 290,868 shares of Axcess common stock. As of December 31, 2006, the Company had no outstanding balances under this convertible note.
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
(10) Preferred Stock
     The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in four series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	2003B	Series	Series	Series	Series
	Series	2004	2005	2006	2006B
Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding:
December 31, 2005	1,790,000	625,000	956,495	—	—
December 31, 2006	1,790,000	625,000	2,708,550	1,200,000	750,000

Conversion ratio (or conversion price) of	1 to 1 into voting
preferred shares into common	common	1 to 1 into voting	1 to 1 into voting	1 to 1 into voting	1 to 1 into voting
	stock	common stock	common stock	common stock	common stock

Liquidation preference	None	None	None	None	None

Dividend rights	7% per	7% per
	annum, cumulative	annum, cumulative	None	None	None
     (a) Series 2003B Preferred Stock
     The Company completed a $3,132,500 exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. During the twelve months ended December 31, 2006 there were $219,876 of dividends accrued for Series 2003B Preferred Stock. On July 28, 2006, the Board elected to pay all accrued dividends with additional shares. Therefore, $267,335 of accrued dividends were paid by issuing 297,038 shares of restricted Axcess common shares. Dividends payable were $93,717 and $220,280 for Series 2003B Preferred stock at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the Company had 1,790,000 shares of Series 2003B Preferred shares outstanding.
     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of December 31, 2006 that amount is reflected in accumulated deficit on the balance sheet.
     (b) Series 2004 Preferred Stock
     During the second quarter of 2004 the Company raised a net of $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty- day average stock price is over $4.00. During the twelve months ended December 31, 2006 there were $105,288 of dividends accrued for Series 2004 Preferred Stock. On July 28, 2006, the Board elected to pay all accrued dividends with additional shares. Therefore, $128,014 of accrued dividends were paid by issuing 142,237 shares of restricted Axcess common shares. Dividends payable were $44,877 and $67,603 for Series 2004 Preferred stock at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.
     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of December 31, 2006 that amount is reflected in accumulated deficit on the balance sheet.
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
     (e) Series 2006B Preferred Stock
     On December 1, 2006 the Company raised $750,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006B Preferred and consists of 750,000 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $1.00. In addition, the Company issued 750,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The Company will use the proceeds for general working capital.
     $150,000 of the 2006B Preferred Equity Offering was from Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder and $300,000 was from Richard C.E. Morgan our chairman and an affiliate of the Amphion Group.

     The Company also recorded an additional preferred stock dividend of $750,000 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2006B Preferred Stock Equity closed during May 2006.
(11) Employee Benefit Plans
     The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participant’s contribution. Participants are vested in the Company’s matching contribution after 4 years of full time service and may join the plan January or July of each year. The Company suspended its matching contribution on February 28, 2001.
(12) Stock Options and Warrants
     (a) Stock Option Plans.
     Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. No shares have been issued under this plan. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period. During 2006 and 2005, the Company made grants of 340,000 and 0, respectively, as inducements for the employment of certain officers of the Company, which does not reduce the 5,000,000 options available for grant under the stock option plan.
     With the shareholders approval of the 2005 Equity Incentive Plan, the Company will not issue anymore options under the Company’s 2001 Equity Incentive Plan or the Directors Compensation Plan.
     The 2001 Equity Incentive Plan allowed for grants up to 2,000,000 shares of common stock to its employees. The exercise price of each option was not less than the market price of the Company’s stock on the date of grant and an option’s maximum term was ten years. The Company had issued stock options to various members of the Board of Directors and officers of the Company under this plan. Options were generally granted each year and had various vesting requirements. Options granted typically vest over a four-year period.
     In 1998, the Company adopted a director compensation plan pursuant to which it paid each director who was not employed by the Company and who did not beneficially own more than 5% of the shares of common stock outstanding an annual grant of 5,000 options to acquire common stock of the Company at an exercise price equal to the fair market value per share of the common stock at the time the option is granted (the “Annual Grant”). The Annual Grant customarily occurs on the date of the Company’s annual meeting. The director compensation plan also provided for a one-time initial grant of 15,000 to each director of the Company as of July 21, 1998, the date the director compensation plan was approved by the Company’s stockholders (the “Initial Grant”). The Company has authorized 150,000 shares for issuance under this plan.
     Stock option transactions for the years ended December 31, 2006 and 2005 are summarized below:

	2006		2005
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE
Options outstanding at beginning of year	3,117,485	$2.40	3,288,414	$2.37
Options granted	1,683,000	1.04	—	—
Options exercised	(19,200)	0.40	(55,100)	0.40
Options forfeited	(164,412)	1.47	(115,829)	2.47

Options outstanding at end of year	4,616,873	1.95	3,117,485	2.40

Options exercisable at end of year	2,647,869	2.19	2,522,320	2.11

Options available for grant at the end of the year	3,758,000		5,000,000

Fair value of options granted during the year	1,531,730		—

     The options outstanding at December 31, 2006 have exercise prices as indicated in the table below.

			Intrinsic Value of
	Number of	Weighted Average	Vested Unexercied
Option Price	Options	Remaining Life	Options

$0.00 - $1.00	845,400	6.71	$535,558
$1.01 - $2.00	2,520,258	8.07	750
$2.01 – $3.00	789,375	3.72
$3.01 - $4.00	193,840	3.83
$4.01 - $5.00	20,000	4.42
$5.01 - $6.25	248,000	3.22

Total	4,616,873	6.62	$536,308

     The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at December 31:

	2006		2005
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	WARRANTS	PRICE	OPTIONS	PRICE
Warrants outstanding at beginning of year	4,184,474	$1.70	7,918,947	$2.15
Warrants issued	3,102,055	2.75	2,699,335	1.50
Warrants exercised	(50,000)	0.65	(1,998,906)	1.03
Warrants expired unexercised	(594,808)	2.50	(4,434,902)	2.53

Warrants outstanding at end of year	6,641,721	2.10	4,184,474	1.70

     The warrants outstanding at December 31, 2006 have exercise prices as indicated in the table below.

	Number of	Weighted Average
Strike Price	Warrants	Remaining Life

$0.00 - $1.00	—	—
$1.01 - $2.00	6,351,723	3.52
$2.01 – $3.00	289,998	0.58

Total	6,641,721	3.52

     During the twelve months ended December 31, 2005 the Company issued an additional 2,699,335 warrants in conjunction with various exempt equity offerings. The warrant price ranged from $1.40 to $1.50 and they expire between January 31, 2007 and December 22, 2010. During that same period the Company had 1,998,906 warrants exercised and 4,434,902 warrants expire without being exercised.
     During the twelve months ended December 31, 2006 the Company issued an additional 3,102,055 warrants in conjunction with various exempt equity offerings. The warrant price ranged from $1.50 to $2.00 and they expire between January 28, 2010 and December 01, 2011. During that same period the Company had 50,000 warrants exercised and 594,808 warrants expire without being exercised.
(13) Commitments and Contingencies
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At December 31, 2006, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
     In 2005, Axcess entered into a one year Borrowed Employees and Advisory Agreement with Amphion Capital Partners LLC (“ACP”), an affiliate of Amphion Group, our major shareholder, to assist us in a variety of areas relating to investor relations and technology research. The contract was renewed in 2006. Axcess paid ACP $75,000 during 2005 and $70,000 during 2006.

(14) Income Taxes
     There was no provision for income taxes for the years ended December 31, 2006 and 2005 due to the net loss incurred for each year. The Company had no material deferred tax liabilities at December 31, 2006.
     The Company had the following deferred tax assets at December 31, 2006 as follows:

Net operating loss	$18,452,000
Property, equipment and intangibles	1,378,000
Other	85,000
Valuation allowance	(19,915,000)

$—

     The valuation allowance increased by approximately $601,000 and $1,240,000 during the years ended December 31, 2006 and 2005, respectively.
     At December 31, 2006 and 2005, the Company had a net operating loss carry forward of approximately $50,000,000 and $47,600,000, respectively for U.S. federal income tax purposes. The net operating loss will expire from 2007 through 2026.
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
(15) Subsequent Event (unaudited)
     In January 2007 the Company raised $2,000,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006C Preferred and consists of 200 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a ten thousand (10,000) to one basis at $1.00. In addition, the Company issued 1,000,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
     In January 2007, Axcess International Inc. received an order for an integrated, advanced security system from a confidential government entity in Barbados. The value of the order is $2.006 million and is expected to be completed by the end of the second quarter. The order includes our active RFID system for tagging personnel and vehicles, and third party security sensing and surveillance equipment. Axcess will provide the entire system including design, installation, training, and maintenance.