Form 10QSB
period 2007-03-31
AXCESS INTERNATIONAL INC/TX
filed 2007-05-11
CIK 710597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding on April 30, 2007: 28,731,713
Transitional Small Business Disclosure Format: Yes ☐ No ☑

AXCESS INTERNATIONAL INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,270,970	$347,361
Accounts receivable — trade, net of allowance for doubtful accounts of $16,703 for 2007 and $17,389 for 2006	370,787	252,230
Inventory, net	313,309	396,305
Prepaid expenses and other	103,538	92,090

Total current assets	2,058,604	1,087,986

Property, plant and equipment, net	19,575	18,369
Deferred debt issuance costs	126,722	168,963
Other assets	2,934	2,934

Total assets	$2,207,835	$1,278,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$370,293	$101,261
Accrued liabilities	1,164,243	1,121,350
Deferred revenue	831,280	25,665
Convertible notes payable to stockholders	3,118,716	3,365,500
Dividends payable	219,167	138,594

Total current liabilities	5,703,699	4,752,370

Notes payable to stockholders	—	—

Total liabilities	5,703,699	4,752,370

Commitments and contingencies (Notes 1 and 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2007 and 2006, respectively; Without liquidation preferences; $0.01 par value, 7,008,750 and 7,073,550 shares issued and outstanding in 2007 and 2006, respectively	70,087	70,735
Common stock, $.01 par value, 70,000,000 shares authorized in 2007 and 2006, respectively; 28,731,713 shares issued and outstanding in 2007 and 28,657,313 shares issued and outstanding in 2006	287,317	286,573
Additional paid-in capital	160,053,519	158,184,537
Accumulated deficit	(163,906,787)	(162,015,963)

Total stockholders’ deficit	(3,495,864)	(3,474,118)

Total liabilities and stockholders’ deficit	$2,207,835	$1,278,252

See accompanying notes to unaudited financial statements.

1

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Sales	$1,023,023	$453,563
Cost of sales	661,486	274,629

Gross profit	361,537	178,934

Expenses:
Research and development	1,125,334	603,690
General and administrative	409,163	461,410
Selling and marketing	572,596	266,244
Depreciation and amortization	4,508	4,826

Operating expenses	2,111,601	1,336,170

Loss from operations	(1,750,064)	(1,157,236)

Other income (expense):
Interest expense, net	(83,328)	(95,263)
Gain in vendor settlements	23,141	20,389
Gain on sale of intellectual property	—	600,000

Other income (expense), net	(60,187)	525,126

Net loss	(1,810,251)	(632,110)

Preferred stock dividend requirements:
Recurring	(80,573)	(80,847)
2006C Preferred equity offering	(2,000,000)	—
2005 Preferred equity offering	—	(1,489,245)

Preferred stock dividend requirements	(2,080,573)	(1,570,092)

Net loss applicable to common stock	$(3,890,824)	$(2,202,202)

Basic and diluted net loss per share	$(0.14)	$(0.08)

Weighted average shares of common stock outstanding	28,667,849	27,929,553

See accompanying notes to unaudited financial statements.

2

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,810,251)	$(632,110)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,508	4,826
Amortization of financing discount and issuance costs	42,241	47,761
Gain on vendor settlements and statutory write-off of payables	(2,857)	(20,389)
Gain on sale of intellectual property	—	(600,000)
Stock based compensation expense	165,318	188,235
Changes in operating assets and liabilities:
Accounts receivable	(118,557)	(162,122
Inventory	82,996	(38,945)
Prepaid expenses and other	(11,448)	(21,413)
Other assets	—	(112)
Accounts payable and accrued expenses	1,120,397	367,984

Net cash used by operating activities	(527,653)	(866,285)

Cash flow from investing activities:
Capital expenditures	(5,714)	(1,063)
Proceeds for sale of intellectual property	—	600,000

Net cash provided by (used in) investing activities	(5,714)	598,937

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	1,700,000	1,464,244
Net proceeds from issuance of common stock from warrants	—	32,500
Net proceeds from issuance of common stock from employee options	3,760	1,720
Principal payments on financing agreements	(246,784)	(88,642)

Net cash provided by financing activities	1,456,976	1,409,822

Net change in cash and cash equivalents	923,609	1,142,474
Cash and cash equivalents, beginning of period	347,361	236,869

Cash and cash equivalents, end of period	$1,270,970	$1,379,343

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$—	$396,667
Conversions of accrued interest into common stock	—	20,110
Preferred stock dividends accrued	80,573	80,847
Conversion of preferred shares into common stock	650	—
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
     The Company’s business plan for 2007 is predicated principally upon the successful marketing of its RFID. During the first quarter of 2007, operating activities utilized approximately $0.5 million of cash. During the first quarter of 2007 the Company raised a net of $1.7 million of additional working capital through a Preferred Stock offering. The shares are designated 2006C. The Company issued 200 shares of convertible Preferred Stock bearing no dividend but convert to common stock on a one to ten thousand basis. The Company also issued one million warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The offering included a company call provision if the closing twenty-day average stock price is over $5.00 per share. However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2007. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.
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
   (c) Basis of presentation
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
     The accompanying unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006.
   (d) Accounting for Uncertainty in Income Taxes
     On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.
     As a result of the implementation of FIN 48, we recognized no change in our recorded assets or liabilities for unrecognized income tax benefits. Based on our analysis of all material tax positions taken, management believes the technical merits of these positions are justified and expects that the full amount of the deductions taken and associated tax benefits will be allowed.
     FIN 48 requires the evaluation of a tax position as a two-step process. We must determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more likely than not” recognition threshold, then the tax benefit is measured and recorded at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The re-assessment of our tax positions in accordance with FIN 48 did not result in any material change to our financial condition, results of operations or cash flows.
     We have also assessed the classification of interest and penalties, if any, related to income tax matters. Pursuant to the application of FIN 48, we have made an accounting election to treat interest and penalties related to income tax matters, if any, as a component of income tax expense rather than other operating expenses.
    (e) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Raw materials	$29,802	$31,344
Work-in-process	104	114
Finished goods	283,403	364,847

	$313,309	$396,305

    (f) Stock-Based Compensation
     Adoption of SFAS 123R
     Beginning January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (SAB 107”) in March 2005, which provides supplemental SFAS 123R application guidance based in the views of the SEC. Under the modified prospective transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
     Stock based compensation expense under SFAS 123R for the quarterly period ended March 31, 2007 and 2006 was $165,318 and $188,235, respectively, which was recorded in operating expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
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
     The following table illustrates the effect on operating expenses for the fair value recognition provisions of SFAS No. 123:

	March 31,	March 31,
	2007	2006
Research and development expense	$39,774	$36,189
General and administrative expense	93,385	121,520
Selling and marketing expense	32,159	30,526

	$165,318	$188,235

     Stock Options as of the Quarterly Period Ended March 31, 2007
     Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees, consultants or directors. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. During the three months ended March 31, 2007, the Company issued no shares under this plan. We generally grant options once a year and they have various vesting requirements, typically vesting over a four year period.
     The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2007:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding at January 1, 2007	4,616,873	$1.95
Options granted	—	—
Options exercised	(9,400)	0.40
Options forfeited	(47,000)	1.35

Options outstanding at March 31, 2007	4,560,473	1.96	6.36	$1,253,100

Options exercisable at March 31, 2007	3,093,221	2.08	8.11	$802,575

Options available for grants as of March 31, 2007	3,790,000

     The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarter ended March 31, 2007, was approximately $9,690. Cash received from stock options exercised during the quarter ended March 31, 2007 was $3,760. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to additional paid in capital when realized. Shares available for grant under the Plan as of March 31, 2007 were 3,790,000.

     Stock options outstanding and currently exercisable at March 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average	Of	Average
	Of	Contractual Term	Exercise	Options	Exercise
Range of Exercise Price	Options	(in years)	Price	Exercisable	Price

$0.00 - $1.00	836,000	6.47	$0.49	686,000	$0.40
$1.01 - $2.00	2,473,258	7.81	1.40	1,193,506	1.64
$2.01 – $3.00	789,375	3.47	2.64	751,875	2.53
$3.01 - $4.00	193,840	3.58	3.88	193,840	3.88
$4.01 - $5.00	20,000	4.17	4.55	20,000	4.55
$5.01 - $6.25	248,000	2.98	5.80	248,000	5.80

Total	4,560,473	6.36	1.81	3,093,221	2.08

     Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2007 was approximately $1.9 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.
     No options were granted during the quarter ended March 31, 2007. The weighted average per share fair value of stock options granted during the quarter ended March 31, 2006 was $0.91. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	March 31,	March 31,
	2007	2006
Volatility	—	134%
Expected option term	—	5 years
Risk-free interest rate	—	4.60%
Expected dividend yield	—	—
    (g) Revenue Recognition
     The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collect ability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting over the period in which the last undelivered item is delivered.
     At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company’s customers and distributors generally do not have return rights.
     We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance. These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue. Deferred revenue was $831,280 as of March 31, 2007 and $25,665 as of December 31, 2006.
(2) Contingencies
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At March 31, 2007, we had accrued the delinquent amounts we expect to be liable for, based on the claims described in this paragraph.
(3) Preferred Stock
     The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

		Series	Series	Series	Series	Series
	2003B Series	2004	2005	2006	2006B	2006C
Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000	200

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding:
December 31, 2006	1,790,000	625,000	956,495	1,200,000	750,000	—
March 31, 2007	1,725,000	625,000	2,708,550	1,200,000	750,000	200

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None	None	None
     (a) Series 2003B Preferred Stock
     The Company completed a $3,132,500 exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors offering during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. During the three months ended March 31, 2007 there were $54,395 of dividends accrued for Series 2003B Preferred Stock. Dividends payable were $148,113 and $93,718 for Series 2003B Preferred stock at March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007 we had six holders of the Series 2003B convert their 65,000 shares to common stock. As of March 31, 2007 and December 31, 2006, the Company had 1,725,000 and 1,790,000 shares of Series 2003B Preferred shares outstanding, respectively.
     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of March 31, 2007 that amount is reflected in accumulated deficit on the balance sheet.
     (b) Series 2004 Preferred Stock
     During the second quarter of 2004 the Company raised a net of $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $4.00. During the three months ended March 31, 2007 there were $26,178 of dividends accrued for Series 2004 Preferred Stock. Dividends payable were $71,055 and $44,877 for Series 2004 Preferred stock at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.
     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of March 31, 2007 that amount is reflected in accumulated deficit on the balance sheet.
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
     (f) Series 2006C Preferred Stock
     On January 29, 2007 the Company raised $2,000,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006C Preferred and consists of 200 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to ten thousand basis at $1.00. In addition, the Company issued 1,000,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The Company will use the proceeds for general working capital.
     The Company also recorded an additional preferred stock dividend of $2,000,000 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2006C Preferred Stock Equity closed during January 2007.
(4) Notes Payable
     Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million non-interest bearing note that was due December 31, 2002 and was in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007. As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess. The warrants have an exercise price of $2.00 per share and shall expire on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest are paid. Axcess has also agreed to reduce the principal amount due first for 10% of equity proceeds and second 20% of proceeds from options exercised. During the three months ended March 31, 2007 we reduced the principal amount $246,784.
     Axcess also recorded deferred debt issuance costs of $689,932 for the value of the warrants, which will be amortized over the life of the loan. The deferred debt issuance costs had an amortized value of $126,722 and $168,963 at March 31, 2007 and December 31, 2006, respectively.
(5) Significant Customers
     During the three months ended March 31, 2007 the Company had one customer that accounted for 60% of product sales. During the three months ended March 31, 2006 the Company had two customers that combined accounted for 30% of product sales.
(6) Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statements No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.
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
Liquidity and Capital Resources
     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At March 31, 2007, we had working capital deficit of $3,645,095.
     Our operations generated losses in 2006 and continue to generate losses in 2007. Our cash increased $923,609 during the three months ended March 31, 2007 with operating activities using $527,653 of cash. We funded operations through cash from an equity offering and prepayment of a portion of the Barbados contract. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2007 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2007.
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
2006C Preferred Equity
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
Barbados Port Inc
     During the quarter, the Company announced a large order for a comprehensive enhanced port security solution for The Barbados Port Inc. It includes personnel and vehicle tagging, distributed sensors and an integrated software system which will expand and enhance the security of the Port while not impacting security labor resources. AXCESS took total responsibility for its delivery including design, construction oversight, installation, training, operations support and maintenance. This is the first order of its size the Company has taken total implementation responsibility for and the results to date have been exceptional. The Company has completed the hardware delivery portion of the contract and expects to complete the software delivery and recognize the installation and integration portions of the contract in the second quarter. The entire project revenue is expected to total approximately $2,000,000.
Sales and Marketing Initiatives
     In the past our sales volume has not been sufficient to sustain our operations. During 2006 we continued to see broad-based awareness and acceptance of RFID on a world-wide basis. Our approach for 2007 has been:
1.	We continue to focus on replicating our past success;

2.	We continue to add integrators and partners to our sales channel;

3.	We continue to improve our professional skill sets and resources to grow the business.
     While there can be no assurance that our efforts will be successful, we believe that these accomplishments will assist us in our goal of becoming profitable.
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Sales and Gross Profit. Sales for the three months ended March 31, 2007 were $1,023,023 and for the three months ended March 31, 2006 were $453,563. Cost of sales for the three months ended March 31, 2007 were $661,486 and for the three months ended March 31, 2006 were $274,629. The gross profit for the three months ended March 31, 2007 was $361,537 and $178,934 for the three months ended March 31, 2006. The majority of the increase in sales is a result of the Barbados Contract awarded in January 2007. The lower gross margin percent was a result of the deferral of revenue and related costs associated with the Barbados contract as a result of the project not being fully implemented as of March 31, 2007. However, we continue to expect the margin will continue to be stable in the 40% to 50% range once the entire contract has been completed.
     Operating Expenses. Operating expenses were $2,111,601 for the three months ended March 31, 2007 and $1,336,170 for the three months ended March 31, 2006. The majority of the increase relates to the development of our next generation product and the increased selling expense related to the Barbados contract.
     Research and development expenses were $1,125,334 for the three months ended March 31, 2007 and $603,690 for the three months ended March 31, 2006. The majority of the increase relates to the development of the next generation RFID product, Enterprise Dot. We expect to release the Enterprise Dot product during the second half of 2007. We are continuing to expense the development as incurred.
     Corporate general and administrative expenses were $409,163 for the three months ended March 31, 2007 and $461,410 for the three months ended March 31, 2006. The decrease is largely related to a reduction in stock based compensation, lower salaries from reduced headcount and a reduction in third party fees.
     Selling and marketing expenses were $572,596 for the three months ended March 31, 2007 and $266,244 for the three months ended March 31, 2006. The majority of the increase relates to selling expenses relating to the Barbados contract.
     Depreciation and amortization expenses were $4,508 for the three months ended March 31, 2007 and $4,826 for the three months ended March 31, 2006. The decrease is a result of decreased depreciation expense as a result of the age of our equipment.

     Other expenses, net. Other income (expenses), net, were ($60,187) for the three months ended March 31, 2007 and $525,126 for the three months ended March 31, 2006. Interest expense was $11,935 lower during the three months ended March 31, 2007, compared to the three months ended March 31, 2006, reflecting a decrease in the amortization of the debt discount related to the convertible notes and the deferred debt issuance costs and lower debt levels. We also sold a portion of our video patent portfolio for $600,000 during the three months ended March 31, 2006.
     Net Loss. Net loss was $1,810,251 for the three months ended March 31, 2007, compared to a loss of $632,110 for the three months ended March 31, 2006. The increase is mainly related to an increase in research and development relating to the next generation product development and an increase in selling expenses related to the Barbados Contract. We also had the video patent sale during 2006 that was not repeated during 2007.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $2,080,573 for three months ended March 31, 2007 and $1,570,092 for three months ended March 31, 2006. During 2007 we expensed $2,000,000 related to the 2006C Preferred equity offering compared to $1,489,245 related to the 2005 Preferred equity offering. Recurring preferred Stock dividend requirements were $80,573 and $80,847 in 2007 and 2006, respectively.
Other
     Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.
Item 3. Controls and Procedures
Controls and Procedures
     The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2007. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.
(b) Changes in Internal Controls
     During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At March 31, 2007, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 2. Changes in Securities.
     During the three months ended March 31, 2007, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Common Stock
     During the three months ended March 31, 2007 we had two employees exercise 9,400 stock options.
Warrants
     During the three months ended March 31, 2007 we had 304,998 warrants expire unexercised.
2003B Preferred Equity
     In March 2007 we had six holders of our 2003B Preferred equity convert their 65,000 shares into 65,000 shares of Axcess common stock. The shares had been previously registered under an SB-2 registration statement.
2006C Preferred Equity
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
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits:

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) Reports on Form 8-K:

Date	Description
05/01/07	On May 1, 2007, Axcess International Inc. filed an 8-K announcing the results of the first quarter ended March 31, 2007.

02/15/07	On February 15, 2007, Axcess International Inc. filed an 8-K announcing the results for the year ended December 31, 2006.

01/31/07	On January 31, 2007, Axcess International Inc. filed an 8-K announcing they closed on $1,500,000 of the 2006C Preferred Equity round.

01/23/07	On January 23, 2007, Axcess International Inc. filed an 8-K announcing they closed on $500,000 of the 2006C Preferred Equity round and received a $2,006,000 order from an entity in Barbados.

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

May 11, 2007