Form 10QSB
period 2007-06-30
AXCESS INTERNATIONAL INC/TX
filed 2007-08-10
CIK 710597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
COMMISSION FILE NUMBER: 0-11933
AXCESS INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Delaware	85-0294536
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
3208 Commander Drive
Carrollton, Texas 75006
(972) 407-6080
(Address, including telephone number and area code, of principal executive offices)
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock outstanding on July 31, 2007: 28,744,413
Transitional Small Business Disclosure Format: Yes ☐     No ☑

AXCESS INTERNATIONAL INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$472,591	$347,361
Accounts receivable — trade, net of allowance for doubtful accounts of $14,521 for 2007 and $17,389 for 2006	188,730	252,230
Inventory, net	252,438	396,305
Prepaid expenses and other	126,958	92,090

Total current assets	1,040,717	1,087,986
Property, plant and equipment, net	16,246	18,369
Deferred debt issuance costs	84,482	168,963
Other assets	2,934	2,934

Total assets	$1,144,379	$1,278,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$770,038	$101,261
Accrued liabilities	1,205,899	1,121,350
Deferred revenue	25,783	25,665
Notes payable to stockholders	3,118,716	3,365,500
Dividends payable	298,029	138,594

Total current liabilities	5,418,465	4,752,370

Commitments and contingencies (Notes 1 and 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2007 and 2006, respectively; Without liquidation preferences; $0.01 par value, 7,008,750 and 7,073,550 shares issued and outstanding in 2007 and 2006, respectively	70,087	70,735
Common stock, $.01 par value, 70,000,000 shares authorized in 2007 and 2006, respectively; 28,744,413 shares issued and outstanding in 2007 and 28,657,313 shares issued and outstanding in 2006	287,444	286,573
Additional paid-in capital	160,217,666	158,184,537
Accumulated deficit	(164,849,283)	(162,015,963)

Total stockholders’ deficit	(4,274,086)	(3,474,118)

Total liabilities and stockholders’ deficit	$1,144,379	$1,278,252

See accompanying notes to unaudited financial statements.

1

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	$1,658,758	$354,475	$2,681,781	$808,038
Cost of sales	482,621	189,215	1,144,107	463,845

Gross profit	1,176,137	165,260	1,537,674	344,193
Expenses:
Research and development	1,169,091	259,898	2,294,425	863,587
General and administrative	449,022	503,695	858,184	965,105
Selling and marketing	339,180	298,112	911,777	564,357
Depreciation and amortization	4,020	4,291	8,528	9,117

Operating expenses	1,961,313	1,065,996	4,072,914	2,402,166

Loss from operations	(785,176)	(900,736)	(2,535,240)	(2,057,973)

Other income (expense):
Interest expense	(81,118)	(87,372)	(164,444)	(182,636)
Gain in vendor settlements	2,659	22,296	25,799	42,685
Gain on sale of intellectual property	—	—	—	600,000

Other income (expense), net	(78,459)	(65,076)	(138,645)	460,049

Net loss	(863,635)	(965,812)	(2,673,885)	(1,597,924)

Preferred stock dividend requirements:
Recurring	(78,861)	(80,847)	(159,435)	(161,694)
2005 Preferred equity offering	—	—	—	(1,489,245)
2006 Preferred equity offering	—	(645,020)	—	(645,020)
2006C Preferred equity offering	—	—	(2,000,000)	—

Preferred stock dividend requirements	(78,861)	(725,867)	(2,159,435)	(2,295,959)

Net loss applicable to common stock	$(942,496)	$(1,691,679)	$(4,833,320)	$(3,893,883)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.17)	$(0.14)

Weighted average shares of common stock outstanding	28,737,469	28,203,636	28,702,852	28,067,362

See accompanying notes to unaudited financial statements.

2

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,673,885)	$(1,597,924)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,528	9,117
Amortization of financing discount and issuance costs	84,481	90,003
Gain on vendor settlements and statutory write-off of payables	(2,857)	(42,685)
Gain on sale of intellectual property	—	(600,000)
Stock based compensation expense	324,512	375,272
Changes in operating assets and liabilities:
Accounts receivable	63,500	17,505
Inventory	143,867	(168,928)
Prepaid expenses and other	(34,868)	5,330
Other assets	—	(397)
Accounts payable and accrued expenses	756,301	16,460

Net cash used by operating activities	(1,330,421)	(1,896,247)

Cash flow from investing activities:
Capital expenditures	(6,405)	(1,874)
Proceeds for sale of intellectual property	—	600,000

Net cash provided by (used in) investing activities	(6,405)	598,126

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	1,700,000	2,484,244
Net proceeds from issuance of common stock from warrants	—	32,500
Net proceeds from issuance of common stock from employee options	8,840	2,521
Principal payments on financing agreements	(246,784)	(235,411)

Net cash provided by financing activities	1,462,056	2,283,854

Net change in cash and cash equivalents	125,230	985,733
Cash and cash equivalents, beginning of period	347,361	236,869

Cash and cash equivalents, end of period	$472,591	$1,222,602

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$—	$396,667
Conversions of accrued interest into common stock	—	20,110
Preferred stock dividends accrued	159,435	161,694
Conversion of preferred shares into common stock	650	—
See accompanying notes to unaudited financial statements.

3

AXCESS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Summary of Significant Accounting Policies
          (a) Description of Business and Going Concern
          The Company is a leading provider of patented Radio Frequency Identification (“RFID”) and Real Time Location Systems (“RTLS”) solutions that locate, track, monitor, count and protect people, assets, and vehicles, thereby improving productivity, security and access to real-time intelligence. The Company’s multiuse, single-system solutions include active, dual and semi-active RFID tags, activators and readers that support automatic monitoring and tracking applications, such as electronic asset protection and asset management, and automatic personnel and vehicle access control. Axcess’ web-based software provides a suite of management tools that include reporting, display, decision and control functions that enable productivity, security and local positioning.
          The Company’s business plan for 2007 is predicated principally upon the successful marketing of its RFID. During the first half of 2007, operating activities utilized approximately $1.3 million of cash. During the first quarter of 2007 the Company raised a net of $1.7 million of additional working capital through a Preferred Stock offering. The shares are designated 2006C. The Company issued 200 shares of convertible Preferred Stock bearing no dividend but convert to common stock on a one to ten thousand basis. The Company also issued one million warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The offering included a company call provision if the closing twenty-day average stock price is over $5.00 per share. However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2007. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.
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
          The accompanying unaudited financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006.
     (d) Critical Accounting Policies and Estimates
          Our most critical accounting policies, which are those that require significant judgment, include: allowance for doubtful accounts, inventory valuation, warranty costs, the valuation allowance for deferred tax assets, the value of components of equity and debt instruments and stock based compensation expense. In-depth descriptions of these can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “2006 Form 10-KSB”). There have been no material changes in our existing accounting policies from the disclosures included in our 2006 Form 10-KSB.
     (e) Accounting for Uncertainty in Income Taxes
          On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.
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
     (f) Inventory
          Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$25,528	$31,344
Work-in-process	114	114
Finished goods	226,796	364,847

	$252,438	$396,305

     (g) Stock-Based Compensation
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
          Stock based compensation expense under SFAS 123R for the six month period ended June 30, 2007 and 2006 was $324,512 and $375,272, respectively, which was recorded in operating expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
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
          The following table illustrates the effect on operating expenses for the fair value recognition provisions of SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development expense	$39,773	$41,900	$79,547	$78,088
General and administrative expense	93,385	108,914	186,770	230,434
Selling and marketing expense	26,036	36,224	58,195	66,750

Total	$159,194	$187,038	$324,512	$375,272

     Stock Options as of the Six Month Period Ended June 30, 2007
          Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees, consultants or directors. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. During the three months ended June 30, 2007, the Company issued no shares under this plan. We generally grant options once a year and they have various vesting requirements, typically vesting over a four year period.
          The following table summarizes stock options outstanding and changes during the quarterly period ended June 30, 2007:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding at January 1, 2007	4,616,873	$1.95
Options granted	—	—
Options exercised	(22,100)	0.40
Options forfeited	(87,000)	1.26

Options outstanding at June 30, 2007	4,507,773	1.97	6.08	$1,342,465

Options exercisable at June 30, 2007	3,389,846	1.97	7.52	$1,048,125

Options available for grants as of June 30, 2007	3,790,000

          The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarter ended June 30, 2007, was approximately $12,811. Cash received from stock options exercised during the quarter ended June 30, 2007 was $5,080. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to additional paid in capital when realized. Shares available for grant under the Plan as of June 30, 2007 were 3,790,000.
          Stock options outstanding and currently exercisable at June 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average	Of	Average
	Of	Contractual Term	Exercise	Options	Exercise
Range of Exercise Price	Options	(in years)	Price	Exercisable	Price

$0.00 - $1.00	823,300	6.23	$0.50	855,500	$0.40
$1.01 - $2.00	2,433,258	7.54	1.41	1,289,756	1.62
$2.01 - $3.00	789,375	3.22	2.64	775,250	2.47
$3.01 - $4.00	193,840	3.33	3.88	201,340	3.88
$4.01 - $5.00	20,000	3.92	4.55	20,000	4.55
$5.01 - $6.25	248,000	2.73	5.80	248,000	5.80

Total	4,507,773	6.08	1.82	3,389,846	1.97

          Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2007 was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 2.05 years.
          No options were granted during the quarter ended June 30, 2007. The weighted average per share fair value of stock options granted during the quarter ended June 30, 2006 was $0.99. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

June 30,
2006
Volatility	131%
Expected option term	5 years
Risk-free interest rate	4.60%
Expected dividend yield	—
     (h) Revenue Recognition
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
          We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance. These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue. Deferred revenue was $25,783 as of June 30, 2007 and $25,665 as of December 31, 2006.

(2) Contingencies
          Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At June 30, 2007, we had accrued the delinquent amounts we expect to be liable for, based on the claims described in this paragraph.
(3) Preferred Stock
          The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	2003B	Series	Series	Series	Series	Series
	Series	2004	2005	2006	2006B	2006C
Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000	200

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding:
December 31, 2006	1,790,000	625,000	2,708,550	1,200,000	750,000	—
June 30, 2007	1,725,000	625,000	2,708,550	1,200,000	750,000	200

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None	None	None
          (a) Series 2003B Preferred Stock
          The Company completed a $3,132,500 exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors offering during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $3.75. As of June 30, 2007, there were $52,683 of dividends accrued for Series 2003B Preferred Stock. Dividends payable were $200,796 and $93,717 for Series 2003B Preferred stock at June 30, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2007 we had six holders of the Series 2003B convert their 65,000 shares to common stock. As of June 30, 2007 and December 31, 2006, the Company had 1,725,000 and 1,790,000 shares of Series 2003B Preferred shares outstanding, respectively.
          In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of June 30, 2007 that amount is reflected in accumulated deficit on the balance sheet.
          (b) Series 2004 Preferred Stock
          During the second quarter of 2004 the Company raised a net of $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2004 Preferred and consisted of 625,000 shares of Preferred Stock bearing a 7% dividend and 357,142 warrants to purchase the Company’s common stock exercisable for two years at $3.20 per share. The offering also included an automatic conversion into Common Stock on a one for one basis if the closing twenty-day average stock price is over $4.00. As of June 30, 2007, there were $26,178 of dividends accrued for Series 2004 Preferred Stock. Dividends payable were

$97,233 and $44,877 for Series 2004 Preferred stock at June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007 and December 31, 2006, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.
          In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of June 30, 2007 that amount is reflected in accumulated deficit on the balance sheet.
          (c) Series 2005 Preferred Stock
          On December 30, 2005, the Company raised $813,021 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2005 Preferred and consists of 956,495 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $0.85. In addition, the Company issued 956,495 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at least twenty (20) consecutive trading days. The Company used the proceeds for general working capital.
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
          On March 14, 2006, the Company raised an additional $1,489,245 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2005 Preferred and consists of 1,752,055 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $0.85. In addition, the Company issued 1,752,055 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
          The Company also recorded an additional preferred stock dividend of $1,489,245 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2005 Preferred Stock Equity closed during March 2006.
          (d) Series 2006 Preferred Stock
          On May 31, 2006, the Company raised $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006 Preferred and consists of 1,200,000 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $1.00. In addition, the Company issued 600,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at least twenty (20) consecutive trading days. The Company used the proceeds for general working capital.
          The Company also recorded an additional preferred stock dividend of $645,020 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2006 Preferred Stock Equity closed during May 2006.
          (e) Series 2006B Preferred Stock
          On December 1, 2006, the Company raised $750,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006B Preferred and consists of 750,000 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to one basis at $1.00. In addition, the Company issued 750,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The Company will use the proceeds for general working capital.

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
          (f) Series 2006C Preferred Stock
          On January 29, 2007, the Company raised $2,000,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006C Preferred and consists of 200 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to ten thousand basis at $1.00. In addition, the Company issued 1,000,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The Company will use the proceeds for general working capital.
          The Company also recorded an additional preferred stock dividend of $2,000,000 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2006C Preferred Stock Equity closed during January 2007.
(4) Notes Payable
          Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million non-interest bearing note that was due December 31, 2002 and was in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007. As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess. The warrants have an exercise price of $2.00 per share and shall expire on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest are paid. Axcess has also agreed to reduce the principal amount due first for 10% of equity proceeds and second 20% of proceeds from options exercised. During the six months ended June 30, 2007 we reduced the principal amount $246,784.
          Axcess also recorded deferred debt issuance costs of $689,932 for the value of the warrants, which will be amortized over the life of the loan. The deferred debt issuance costs had an amortized value of $84,481 and $168,963 at June 30, 2007 and December 31, 2006, respectively.
(5) Significant Customers
          During the three months ended June 30, 2007 the Company had one customer that accounted for 83% of revenue. During the three months ended June 30, 2006 the Company had two customers that combined accounted for 25% of product sales.
          During the six months ended June 30, 2007 we had one customer that accounted for 75% of the overall revenue. During the six months ended June 30, 2006 we had one customer that accounted for 12% of the overall revenue.
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
(7) Subsequent Event (unaudited)
          In August 2007 the Company raised $1,400,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2007 Preferred and consists of 140 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a ten thousand (10,000) to one basis at $1.00. In addition, the Company issued 700,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
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
          A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2006 Annual Report on Form 10-KSB.
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
Liquidity and Capital Resources
          Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At June 30, 2007, we had working capital deficit of $4,377,748.
          Our operations generated losses in 2006 and continue to generate losses in 2007. Our cash increased $125,230 during the six months ended June 30, 2007 with operating activities using $1,330,421 of cash. We funded operations through cash from an equity offering and prepayment of a portion of the Barbados contract. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2007 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2007.
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
2006C Preferred Equity
          In January 2007, the Company raised $2,000,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006C Preferred and consists of 200 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a ten thousand (10,000) to one basis at $1.00. In addition, the Company issued 1,000,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
Barbados Port Inc
          During the first quarter of 2007, the Company announced a large order for a comprehensive enhanced port security solution for The Barbados Port Inc. It included personnel and vehicle tagging, distributed sensors and an integrated software system which expanded and enhanced the security of the Port while not impacting security labor resources. AXCESS took total responsibility for its delivery including design, construction oversight, installation, training, operations support and maintenance. This was the first order of its size the Company had taken total implementation responsibility for and the results to date have been exceptional. The Company has completed both the hardware and software portions of the contract and recognized the installation and integration portions of the contract in the second quarter. The entire project revenue totaled $1,998,165.
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
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
          Sales and Gross Profit. Sales for the three months ended June 30, 2007 were $1,658,758 and for the three months ended June 30, 2006 were $354,475. Cost of sales for the three months ended June 30, 2007 were $482,621 and for the three months ended June 30, 2006 were $189,215. The gross profit for the three months ended June 30, 2007 was $1,176,137 and $165,260 for the three months ended June 30, 2006. The increase in sales and gross margin is a result of the Barbados Contract awarded in January 2007. We continue to expect our overall margin will continue to be stable in the 40% to 50% range now that the entire contract has been completed.
          Operating Expenses. Operating expenses were $1,961,313 for the three months ended June 30, 2007 and $1,065,996 for the three months ended June 30, 2006. The majority of the increase relates to the development of our next generation product and the increased selling expense related to the Barbados contract.
          Research and development expenses were $1,169,091 for the three months ended June 30, 2007 and $259,898 for the three months ended June 30, 2006. The majority of the increase relates to the continued development of the next generation RFID product, Enterprise Dot. The remainder of the increase relates to increased headcount and contract labor expense.
          Corporate general and administrative expenses were $449,022 for the three months ended June 30, 2007 and $503,695 for the three months ended June 30, 2006. The decrease is largely related to reduced investor relation activity, stock compensation expense and reduced salary expense offset by an increase in our legal expense relating to additional patent activity.
          Selling and marketing expenses were $339,180 for the three months ended June 30, 2007 and $298,112 for the three months ended June 30, 2006. The majority of the increase relates to increased salary and related expenses as a result of improving the quality of our sales team and increased selling expense relating to the Barbados contract. However, we were able to offset some of the increase with reduced recruiting expense.
          Depreciation and amortization expenses were $4,020 for the three months ended June 30, 2007 and $4,291 for the three months ended June 30, 2006. The decrease is a result of decreased depreciation expense as a result of the age of our equipment.
          Other income (expenses, net). Other income (expenses), net, were ($78,459) for the three months ended June 30, 2007 and ($65,076) for the three months ended June 30, 2006. Interest expense was $6,254 lower during the three months ended June 30, 2007, compared to the three months ended June 30, 2006, reflecting lower debt levels. We also had a decrease of $19,637 of recognized income during the three months ended June 30, 2007 compared to the same period in 2006, relating to the expiration of the statue of limitation on old trade payables.
          Net Loss. Net loss was $863,635 for the three months ended June 30, 2007, compared to a loss of $965,812 for the three months ended June 30, 2006. The decrease is mainly related to the gross margin contribution of the Barbados contract offset by an increase in expenses as we develop the Enterprise Dot, our next generation RFID product.
          Preferred Stock dividend requirements. Preferred Stock dividend requirements were $78,861 for three months ended June 30, 2007 and $725,867 for three months ended June 30, 2006. During 2006 we expensed $645,020 related to the 2006 preferred equity offering. Recurring preferred Stock dividend requirements were $78,861 in 2007 and $80,847 in 2006.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
          Sales and Gross Profit. Sales for the six months ended June 30, 2007 were $2,681,781 and for the six months ended June 30, 2006 were $808,038. Cost of sales for the six months ended June 30, 2007 were $1,144,107 and for the six months ended June 30, 2006 were $463,845. The gross profit for the six months ended June 30, 2007 was $1,537,674 and $344,193 for the six months ended June 30, 2006. The increase in sales is a result of the Barbados Contract awarded in January 2007. We continue to expect the margin will continue to be stable in the 40% to 50% range now that the entire Barbados contract has been completed.
          Operating Expenses. Operating expenses were $4,072,914 for the six months ended June 30, 2006 and $2,402,166 for the six months ended June 30, 2006. The majority of the increase relates to the development of our next generation product and the increased selling expense related to the Barbados contract.
          Research and development expenses were $2,294,425 for the six months ended June 30, 2007 and $863,587 for the six months ended June 30, 2006. The largest portion of the increase relates to the continued development of the next generation RFID products. The remainder of the increase relates to increased salary and related expenses for additional headcount.
          Corporate general and administrative expenses were $858,184 for the six months ended June 30, 2007 and $965,105 for the six months ended June 30, 2006. The decrease is largely related to reduced investor relation activity, stock based compensation expense and reduced salary expense offset by an increase in our legal expense relating to additional patent activity.
          Selling and marketing expenses were $911,777 for the six months ended June 30, 2007 and $564,357 for the six months ended June 30, 2006. The majority of the increase relates to increased salary and related expenses as a result of improving the quality of our sales team and increased selling expense relating to the Barbados contract. However, we were able to offset some of the increase with reduced recruiting expense.
          Depreciation and amortization expenses were $8,528 for the six months ended June 30, 2007 and $9,117 for the six months ended June 30, 2006. The decrease is related to lower depreciation expense as a result of the age of the equipment.
          Other income (expenses), net. Other income (expenses), net, were ($138,646) for the six months ended June 30, 2007 and $460,050 for the six months ended June 30, 2006. Interest expense was $18,190 lower during the six months ended June 30, 2007, compared to the six months ended June 30, 2006, reflecting lower debt levels. We also recognized $25,799 during the six months ended June 30, 2007 relating to the expiration of the statue of limitations relating to accounts payables compared to $42,685 during the same period of 2006. We also sold a portion of our video patent portfolio for $600,000 during the six months ended June 30, 2006.
          Net Loss. Net loss was $2,673,886 for the six months ended June 30, 2007, compared to a loss of $1,597,923 for the six months ended June 30, 2006. The decrease is mainly related to the gross margin contribution of the Barbados contract offset by an increase in expenses as we develop the Enterprise Dot, our next generation RFID product and selling expense relating to the Barbados contract.
          Preferred Stock dividend requirements. Preferred Stock dividend requirements were $2,159,435 for the six months ended June 30, 2007 and $2,295,959 for the six months ended June 30, 2006. During 2007, we expensed $2,000,000 related to the 2006C Preferred equity offering compared to $645,020 related to the 2006 preferred equity offering and $1,489,245 related to the second close of the 2005 preferred equity during 2006. Recurring preferred Stock dividend requirements were $159,435 in 2007 and $161,694 in 2006.
Other
          Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.
Item 3. Controls and Procedures
Controls and Procedures
          The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.
(a) Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2007. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.
(b) Changes in Internal Controls
     During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At June 30, 2007, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

Item 2. Changes in Securities.
          During the three months ended June 30, 2007, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
Common Stock
          During the three months ended June 30, 2007 we had three employees exercise 12,700 stock options.
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
- none -

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
August 10, 2007