Form 10QSB
period 2007-09-30
AXCESS INTERNATIONAL INC/TX
filed 2007-11-07
CIK 710597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding on October 31, 2007: 28,973,703
Transitional Small Business Disclosure Format: Yes ☐ No ☑

AXCESS INTERNATIONAL INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets at September 30, 2007 and December 31, 2006

Statements of Operations for the Three Months and Nine Months ended September 30, 2007 and 2006

Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES
Certification of our President, CEO and Principal Executive Officer
Certification of our VP, CFO, Secretary and Principal Accounting and Financial Officer
Certification of our President, CEO and Principal Executive Officer
Certification of our VP, CFO, Secretary and Principal Accounting and Financial Officer
Press Release

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$972,646	$347,361
Accounts receivable — trade, net of allowance for doubtful accounts of $14,521 for 2007 and $17,389 for 2006	164,047	252,230
Inventory, net	241,103	396,305
Prepaid expenses and other	131,013	92,090

Total current assets	1,508,809	1,087,986

Property, plant and equipment, net	12,757	18,369
Deferred debt issuance costs	42,241	168,963
Other assets	54,721	2,934

Total assets	$1,618,528	$1,278,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$140,372	$101,261
Accrued liabilities	1,329,038	1,121,350
Deferred revenue	40,356	25,665
Notes payable to stockholders	3,118,716	3,365,500
Dividends payable	46,797	138,594

Total current liabilities	4,675,279	4,752,370

Commitments and contingencies (Notes 1 and 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2007 and 2006, respectively; Without liquidation preferences; $0.01 par value, 7,008,955 and 7,073,550 shares issued and outstanding in 2007 and 2006, respectively	70,090	70,735
Common stock, $.01 par value, 70,000,000 shares authorized in 2007 and 2006, respectively; 28,973,703 shares issued and outstanding in 2007 and 28,657,313 shares issued and outstanding in 2006	289,737	286,573
Additional paid-in capital	162,588,822	158,184,537
Accumulated deficit	(166,005,400)	(162,015,963)

Total stockholders’ deficit	(3,056,751)	(3,474,118)

Total liabilities and stockholders’ deficit	$1,618,528	$1,278,252

See accompanying notes to unaudited consolidated financial statements.

1

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$281,656	$369,621	$2,963,437	$1,177,659
Cost of sales	136,871	197,379	1,280,977	661,224

Gross profit	144,785	172,242	1,682,460	516,435
Expenses:
Research and development	397,074	245,888	2,691,499	1,109,476
General and administrative	419,110	444,010	1,277,294	1,409,115
Selling and marketing	319,957	291,838	1,231,734	856,195
Depreciation and amortization	3,488	4,463	12,016	13,580

Operating expenses	1,139,629	986,199	5,212,543	3,388,366

Loss from operations	(994,844)	(813,957)	(3,530,083)	(2,871,931)

Other income (expense):
Interest expense	(81,545)	(86,994)	(245,991)	(269,629)
Gain in vendor settlements and other	—	27,343	25,799	70,027
Gain on sale of intellectual property	—	—	—	600,000

Other income (expense), net	(81,545)	(59,651)	(220,192)	400,398

Net loss	(1,076,389)	(873,608)	(3,750,275)	(2,471,533)

Preferred stock dividend requirements:
Recurring	(79,728)	(81,735)	(239,163)	(243,428)
2005 Preferred equity offering	—	—	—	(1,489,245)
2006 Preferred equity offering	—	—	—	(645,020)
2006C Preferred equity offering	—	—	(2,000,000)	—
2007 Preferred equity offering	(2,050,000)	—	(2,050,000)	—

Preferred stock dividend requirements	(2,129,728)	(81,735)	(4,289,163)	(2,377,693)

Net loss applicable to common stock	$(3,206,117)	$(955,343)	$(8,039,438)	$(4,849,226)

Basic and diluted net loss per share	$(0.11)	$(0.03)	$(0.28)	$(0.17)

Weighted average shares of common stock outstanding	28,874,100	28,516,329	28,760,562	28,218,656

See accompanying notes to unaudited consolidated financial statements.

2

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,750,275)	$(2,471,533)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,016	13,580
Amortization of financing discount and issuance costs	126,724	132,243
Gain on vendor settlements and statutory write-off of payables	(2,857)	(70,000)
Gain on sale of intellectual property	—	(600,000)
Stock based compensation expense	485,243	538,564
Changes in operating assets and liabilities:
Accounts receivable	88,183	(48,565)
Inventory	155,202	(360,039)
Prepaid expenses and other	(38,923)	(50,980)
Other assets	(51,787)	(397)
Accounts payable and accrued expenses	264,347	142,323

Net cash used by operating activities	(2,712,127)	(2,774,804)

Cash flow from investing activities:
Capital expenditures	(6,405)	(4,868)
Proceeds for sale of intellectual property	—	600,000

Net cash provided by (used in) investing activities	(6,405)	595,132

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	3,577,500	2,484,244
Net proceeds from issuance of common stock from warrants	—	32,500
Net proceeds from issuance of common stock from employee options	13,101	7,680
Principal payments on financing agreements	(246,784)	(343,571)

Net cash provided by financing activities	3,343,817	2,180,853

Net change in cash and cash equivalents	625,285	1,181
Cash and cash equivalents, beginning of period	347,361	236,869

Cash and cash equivalents, end of period	$972,646	$238,050

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of notes payable into common stock	$—	$396,667
Conversions of accrued interest into common stock	—	20,110
Preferred stock dividends accrued	239,163	243,428
Conversion of preferred shares into common stock	650	395,349
Conversion of accrued dividends into common stock	330,960	—
See accompanying notes to unaudited consolidated financial statements.

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
     The Company’s business plan for 2007 is predicated principally upon the successful marketing of its RFID. During the first nine months of 2007, operating activities utilized approximately $2.7 million of cash. During the third quarter of 2007 the Company raised a net of $1.9 million of additional working capital through a Preferred Stock offering. The shares are designated 2007. The Company issued 205 shares of convertible Preferred Stock bearing no dividend but convert to common stock on a one to ten thousand basis. The Company also issued one million twenty-five thousand warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The offering included a company call provision if the closing twenty-day average stock price is over $5.00 per share. This was in addition to the $1.7 million of additional working capital raised in the first quarter of 2007 through a Preferred Stock offering. Those shares are designated 2006C. The Company issued 200 shares of convertible Preferred Stock bearing no dividend but convert to common stock on a one to ten thousand basis. The Company also issued one million warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The offering included a company call provision if the closing twenty-day average stock price is over $5.00 per share. However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2007. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.
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
     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners LLC, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management LLC, Amphion Innovations plc, Amphion Innovations US Inc. and NVW, LLC (collectively, the “Amphion Group”). The Amphion Group owns approximately 60% of the outstanding voting common stock of the Company.

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
     The accompanying unaudited financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006.
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

     (f) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$24,030	$31,344
Work-in-process	114	114
Finished goods	216,959	364,847

	$241,103	$396,305

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
     Stock based compensation expense under SFAS 123R for the nine month period ended September 30, 2007 and 2006 was $485,243 and $538,564, respectively, which was recorded in operating expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
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
     The following table illustrates the effect on operating expenses for the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Research and development expense	$43,937	$32,424	$123,485	$110,514
General and administrative expense	93,077	93,728	279,777	324,162
Selling and marketing expense	23,787	37,139	81,981	103,888

Total	$160,801	$163,291	$485,243	$538,564

     Stock Options as of the Nine Month Period Ended September 30, 2007
     Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees, consultants or directors. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. During the three months ended September 30, 2007, the Company issued 1,165,000 shares under this plan. We generally grant options once a year and they have various vesting requirements, typically vesting over a four year period.

     The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2007:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding at January 1, 2007	4,616,873	$1.95
Options granted	1,165,000	1.69
Options exercised	(30,750)	0.43
Options forfeited	(192,750)	1.50

Options outstanding at September 30, 2007	5,558,373	1.87	6.67	$2,105,800

Options exercisable at September 30, 2007	3,346,096	2.00	7.21	$1,365,750

Options available for grants as of September 30, 2007	2,712,000

     The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarter ended September 30, 2007, was approximately $8,473. Cash received from stock options exercised during the quarter ended September 30, 2007 was $4,260. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to additional paid in capital when realized. Shares available for grant under the Plan as of September 30, 2007 were 2,712,000.
     Stock options outstanding and currently exercisable at September 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number
	Number	Remaining	Average	Of	Weighted Average
	Of	Contractual Term	Exercise	Options	Exercise
Range of Exercise Price	Options	(in years)	Price	Exercisable	Price

$0.00 - $1.00	815,900	5.98	$0.50	855,500	$0.40
$1.01 - $2.00	3,566,258	8.15	1.44	1,302,256	1.62
$2.01 - $3.00	714,375	2.56	2.66	719,000	2.66
$3.01 - $4.00	193,840	3.08	3.88	201,340	3.88
$4.01 - $5.00	20,000	3.67	4.55	20,000	4.55
$5.01 - $6.25	248,000	2.48	5.80	248,000	5.80

Total	5,558,373	6.67	1.75	3,346,096	2.00

     Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2007 was approximately $3.3 million, which is expected to be recognized over a weighted average period of approximately 2.82 years.
     We issued 1,165,000 options during the quarter ended September 30, 2007. The weighted averages per share fair value of stock options were $1.50 per share. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

September 30,
2007
Volatility	109%
Expected option term	5 years
Risk-free interest rate	4.48%
Expected dividend yield	—
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
     We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance. These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue. Deferred revenue was $40,356 as of September 30, 2007 and $25,665 as of December 31, 2006.
(2) Contingencies
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At September 30, 2007, we had accrued the delinquent amounts we expect to be liable for, based on the claims described in this paragraph.
(3) Preferred Stock
     The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series	Series	Series	Series	Series	Series	Series
	2003B	2004	2005	2006	2006B	2006C	2007

Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000	200	205

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding
December 31, 2006	1,790,000	625,000	2,708,550	1,200,000	750,000	—	—
September 30, 2007	1,725,000	625,000	2,708,550	1,200,000	750,000	200	205

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None	None	None	None
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
     As of September 30, 2007, there were $53,262 of dividends accrued for Series 2003B Preferred Stock. However, August 8, 2007, the Board elected to pay all accrued dividends with additional shares. Therefore, $222,796 of accrued dividends were paid by issuing 148,530 shares of restricted Axcess common shares. Dividends payable were $31,263 and $93,717 for Series 2003B Preferred stock at September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007 we had six holders of the Series 2003B convert their 65,000 shares to common stock. As of September 30, 2007 and December 31, 2006, the Company had 1,725,000 and 1,790,000 shares of Series 2003B Preferred shares outstanding, respectively.
     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of September 30, 2007 that amount is reflected in accumulated deficit on the balance sheet.
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
     As of September 30, 2007, there were $26,466 of dividends accrued for Series 2004 Preferred Stock. However, August 8, 2007, the Board elected to pay all accrued dividends with additional shares. Therefore, $108,164 of accrued dividends were paid by issuing 72,110 shares of restricted Axcess common shares. Dividends payable were $15,534 and $44,877 for Series 2004 Preferred stock at September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.
     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of September 30, 2007 that amount is reflected in accumulated deficit on the balance sheet.
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
     (g) Series 2007 Preferred Stock
     On August 28, 2007, the Company raised $1,400,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2007 Preferred and consists of 140 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to ten thousand basis at $1.00. In addition, the Company issued 700,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share.
     On September 28, 2007, the Company raised $650,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2007 Preferred and consists of 65 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to ten thousand basis at $1.00. In addition, the Company issued 325,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share.
     The Company will use the proceeds from the sale of the 2007 Preferred stock for general working capital.
     $250,000 of the 2007 Preferred Equity Offering was from Richard C.E. Morgan our chairman and an affiliate of the Amphion Group.
     The Company also recorded an additional preferred stock dividend of $2,050,000 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2007 Preferred Stock Equity closed during the quarter.
(4) Notes Payable
     Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million non-interest bearing note that was due December 31, 2002 and was in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007. As further consideration for entering into the agreement, Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess. The warrants have an exercise price of $2.00 per share and shall expire on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest are paid. Axcess has also agreed to reduce the principal amount due first for 10% of equity proceeds and second 20% of proceeds from options exercised. During the nine months ended September 30, 2007, we reduced the principal amount $246,784.
     Axcess also recorded deferred debt issuance costs of $689,932 for the value of the warrants, which will be amortized over the life of the loan. The deferred debt issuance costs had an amortized value of $42,241 and $168,963 at September 30, 2007 and December 31, 2006, respectively.
(5) Significant Customers
     During the three months ended September 30, 2007, the Company had three customers that accounted for 41% of revenue. During the three months ended September 30, 2006 the Company had three customers that combined accounted for 28% of product sales.
     During the nine months ended September 30, 2007, we had one customer that accounted for 67% of the overall revenue. During the nine months ended September 30, 2006 we had one customer that accounted for 10% of the overall revenue.
(6) Subsequent Event
     On October 24, 2007, Axcess and PV Proceeds agreed to extend their Note. Under the terms of the extension Axcess has agreed to increase the interest rate it pays to PV Proceeds from 5.0% to 5.5% beginning January 1, 2008. Axcess also agreed to pay a $25,000 extension fee and to make a $70,000 additional principal pay down. PV agreed to extend the maturity date from December 31, 2007 to December 31, 2011.
     On November 6, 2007 we announced the availability of DotTM Micro-Wireless Technology platform for business activity monitoring. This product has been in development for three years and we have applied and received several patents relative to the Dot technology.
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
Liquidity and Capital Resources
     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At September 30, 2007, we had working capital deficit of $3,166,470.
     Our operations generated losses in 2006 and continue to generate losses in 2007. Our cash increased $625,285 during the nine months ended September 30, 2007 with operating activities using $2,712,127 of cash. We funded operations through cash from two equity offerings and payment of the Barbados contract. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2007 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2007.
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

2007 Preferred Equity
          During the third quarter of 2007, the Company raised $2,050,000 of additional working capital through exempt Preferred Stock offerings under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2007 Preferred and consists of 205 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a ten thousand (10,000) to one basis at $1.00. In addition, the Company issued 1,025,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
Sales and Marketing Initiatives
          In the past our sales volume has not been sufficient to sustain our operations. During 2006, we continued to see broad-based awareness and acceptance of RFID on a world-wide basis. Our approach for 2007 has been:
1.	We continue to focus on replicating our past success;

2.	We continue to add integrators and partners to our sales channel;

3.	We continue to improve our professional skill sets and resources to grow the business.
          While there can be no assurance that our efforts will be successful, we believe that these accomplishments will assist us in our goal of becoming profitable.
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
          Sales and Gross Profit. Sales for the three months ended September 30, 2007 were $281,656 and for the three months ended September 30, 2006 were $369,621. Cost of sales for the three months ended September 30, 2007 were $136,871 and for the three months ended September 30, 2006 were $197,379. The gross profit for the three months ended September 30, 2007 was $144,785 and $172,242 for the three months ended September 30, 2006. The decrease in sales is a result of the unpredictability of the market and the productivity of the sales organization. The increase in gross margin is a result of a slight change in the product mix. We continue to expect our overall margin will continue to be stable in the 40% to 50% range.
          Operating Expenses. Operating expenses were $1,139,629 for the three months ended September 30, 2007 and $986,199 for the three months ended September 30, 2006. The majority of the increase relates to the development of our next generation product and the increased selling expense related to the Barbados contract.
          Research and development expenses were $397,074 for the three months ended September 30, 2007 and $245,888 for the three months ended September 30, 2006. The majority of the increase relates to the continued development of the next generation RFID product, Enterprise Dot. The remainder of the increase relates to increased headcount and contract labor expense.
          Corporate general and administrative expenses were $419,110 for the three months ended September 30, 2007 and $444,010 for the three months ended September 30, 2006. The decrease is largely related to reduced broker fees, reduced general insurance expense and lower legal fees offset by an increase in investor relations activity.
          Selling and marketing expenses were $319,957 for the three months ended September 30, 2007 and $291,838 for the three months ended September 30, 2006. The majority of the increase relates to increased selling expense relating to the Barbados contract, higher advertising and public relation activity. However, we were able to offset some of the increase with reduced travel and lower tradeshow expenses.
          Depreciation and amortization expenses were $3,488 for the three months ended September 30, 2007 and $4,463 for the three months ended September 30, 2006. The decrease is a result of decreased depreciation expense as a result of the age of our equipment.
          Other expenses, net. Other expenses, net, were $81,545 for the three months ended September 30, 2007 and $59,651 for the three months ended September 30, 2006. Interest expense was $5,449 lower during the three months ended September 30, 2007, compared to the three months ended September 30, 2006, reflecting lower debt levels. We also had a decrease of $27,343 of recognized income during the three months ended September 30, 2007 compared to the same period in 2006, relating to the expiration of the statue of limitation on old trade payables.

     Net Loss. Net loss was $1,076,389 for the three months ended September 30, 2007, compared to a loss of $873,608 for the three months ended September 30, 2006. The increase is mainly related an increase in expenses as we develop the Enterprise Dot, our next generation RFID product and an increase in selling expenses.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $2,129,728 for three months ended September 30, 2007 and $81,735 for three months ended September 30, 2006. During 2007, we expensed $2,050,000 related to the 2007 preferred equity offering. Recurring preferred Stock dividend requirements were $79,728 in 2007 and $81,735 in 2006.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Sales and Gross Profit. Sales for the nine months ended September 30, 2007 were $2,963,437 and for the nine months ended September 30, 2006 were $1,177,659. Cost of sales for the nine months ended September 30, 2007 were $1,280,977 and for the nine months ended September 30, 2006 were $661,224. The gross profit for the nine months ended September 30, 2007 was $1,682,459 and $516,435 for the nine months ended September 30, 2006. The increase in sales is a result of the Barbados Contract awarded in January 2007. We continue to expect the margin will continue to be stable in the 40% to 50% range now that the entire Barbados contract has been completed.
     Operating Expenses. Operating expenses were $5,212,543 for the nine months ended September 30, 2007 and $3,388,366 for the nine months ended September 30, 2006. The majority of the increase relates to the development of our next generation product and the increased selling expense related to the Barbados contract.
     Research and development expenses were $2,691,499 for the nine months ended September 30, 2007 and $1,109,476 for the nine months ended September 30, 2006. The largest portion of the increase relates to the continued development of the next generation RFID products. The remainder of the increase relates to increased salary and related expenses for additional headcount.
     Corporate general and administrative expenses were $1,277,294 for the nine months ended September 30, 2007 and $1,409,115 for the nine months ended September 30, 2006. The decrease is largely related to reduced investor relation activities, stock based compensation expense and reduced salary expense offset by an increase in our legal expense relating to additional patent activity.
     Selling and marketing expenses were $1,231,734 for the nine months ended September 30, 2007 and $856,195 for the nine months ended September 30, 2006. The majority of the increase relates to increased salary and related expenses as a result of improving the quality of our sales team and increased selling expense relating to the Barbados contract. However, we were able to offset some of the increase with reduced recruiting expense.
     Depreciation and amortization expenses were $12,016 for the nine months ended September 30, 2007 and $13,580 for the nine months ended September 30, 2006. The decrease is related to lower depreciation expense as a result of the age of the equipment.
     Other income (expenses), net. Other income (expenses), net, were ($220,191) for the nine months ended September 30, 2007 and $400,398 for the nine months ended September 30, 2006. Interest expense was $23,638 lower during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, reflecting lower debt levels. We also recognized $25,799 during the nine months ended September 30, 2007 relating to the expiration of the statue of limitations relating to accounts payables compared to $70,028 during the same period of 2006. These are offset by the sale of a portion of our video patent portfolio for $600,000 during the nine months ended September 30, 2006.
     Net Loss. Net loss was $3,750,274 for the nine months ended September 30, 2007, compared to a loss of $2,471,533 for the nine months ended September 30, 2006. The increase in expense relates to the development of the Enterprise Dot, our next generation RFID product and selling expense relating to the Barbados contract. Offset by an improvement to the gross margin by the contribution of the Barbados contract.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $4,289,163 for the nine months ended September 30, 2007 and $2,377,694 for the nine months ended September 30, 2006. During 2007, we expensed $2,050,000 related to the 2007 Preferred equity offering and $2,000,000 related to the 2006C Preferred equity offering compared to $645,020 related to the 2006 preferred equity offering and $1,489,245 related to the second close of the 2005 preferred equity during 2006. Recurring preferred Stock dividend requirements were $239,163 in 2007 and $243,428 in 2006.
Other
     Inflation. Inflation has not had, and is not expected to have, a material impact on the operations and financial condition of the Company.

Item 3. Controls and Procedures
Controls and Procedures
          The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.
(a) Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2007. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.
(b) Changes in Internal Controls
     During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At September 30, 2007, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 2. Changes in Securities.
          During the three months ended September 30, 2007, the Company issued unregistered securities in connection with the transactions described below. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
Common Stock
          During the three months ended September 30, 2007 we had three employees exercise 8,650 stock options.
          On August 8, 2007 the Board elected to convert $330,960 of accrued and unpaid dividends into 220,640 shares of restricted Axcess common stock.
Warrants
          During the three months ended September 30, 2007 we had 40,000 warrants expire unexercised.
2007 Preferred Equity
          In August and September 2007 the Company raised $2,050,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2007 Preferred and consists of 205 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a ten thousand (10,000) to one basis at $1.00. In addition, the Company issued 1,025,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $5.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.

Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits:

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Axcess International press release announcing Dot micro-wireless technology for business activity monitoring.

(b)	Reports on Form 8-K:

Date	Description
10/3/07	On October 3, 2007, the Company announced the sale of an additional $650,000 of its 2007 Preferred stock.

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

November 7, 2007