Form 10KSB
period 2007-12-31
AXCESS INTERNATIONAL INC/TX
filed 2008-04-14
CIK 710597

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
COMMISSION FILE NUMBER: 0-11933
AXCESS INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-0294536 (I.R.S. Employer Identification No.)

3208 Commander Drive
Carrollton, Texas	75006
(Address of principal executive offices)	(Zip Code)

(972) 407-6080
(Issuer’s Telephone Number)
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class:	Name of exchange on which registered:
Common Stock, par value $.01 per share	Over-The-Counter Bulletin Board
29,304,927
(Number of Shares Outstanding as of: December 31, 2007)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
The issuer’s revenues for the fiscal year ended December 31, 2007 were $3,412,484.
On April 14, 2008, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,979,568. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on April 11, 2008, as reported on the Over-The-Counter Bulletin Board Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the issuer may be deemed an affiliate of the issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.
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
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Convertible Note dated December 17, 2007
Code of Ethics
Subsidiaries of the Company
Consent of Hein & Associates LLP
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
Item 1. DESCRIPTION OF BUSINESS
Recent Developments: Going Concern and Liquidity Problems
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2007. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
     Axcess further developed the RFID and network-based streaming video technologies throughout 2002 and 2003. It also secured key reference accounts and established branding for its product lines during that period. In November 2001, we acquired all of the assets of IVEX Corporation which primarily consisted of certain patents related to video and audio processing. The video patent portfolio was sold in early 2006 and the video portion of Axcess’ business minimized. We retain a royalty free perpetual license to use the patents in our products.
     In April 2003, we changed our name from Axcess Inc. to Axcess International, Inc.
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
     On November 6, 2007 we announced our micro-wireless technology platform called DotTM, which we believe is the smallest, most powerful, lowest cost battery powered wireless computer of its type.
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
     In 2004, we began to pursue the enterprise supply chain/logistics market for RFID solutions which in 2006 resulted in a co-development and business sharing arrangement with Stemco, a division of Enpro Inc. With Stemco, the Company will provide automated vehicle access control and wireless data collection systems for large fleets. We also announced a recent example where a customer implemented a vehicle access control solution, which automatically tied the vehicle to the inventory it was carrying. In 2004 we announced the Onlinesupervisor middleware and software platform and its ability to operate when needed in a compatible fashion with the Global Electronic Product Code (EPC) RFID tagging standards.
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
     In late 2006, we announced the invention and development of the Enterprise DotTM which became available in late in 2007. We believe Dot is the world’s smallest single system-on-a-chip microcomputer with an embedded, software definable wireless capability of its type. The Dot is compatible with the our existing systems for access control, asset management and sensing as well as the existing infrastructures for proximity access control systems and Electronic Product Code version C1G2 passive supply chain inventory systems.
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
Patents and Proprietary Technology
     Axcess relies on a combination of patents, trade secrets, technology licenses, and other intellectual property rights. Historically, we have received eighteen U.S. patents. During 2006 we sold eleven of our video patents but retain a royalty free perpetual license to use the patents in our products. During 2007 we were granted two additional patents for a total of seven patents relating to our RFID technology and we have seven additional patents in various stages of prosecution and seventeen more at the early stage of the application process. The period covered by our issued patents ranges from four to twenty years. We intend to protect and enforce our intellectual property rights and to preserve our rights relating to our key product technologies to the extent commercially reasonable. We have applied for registration of a number of trade and service marks, including Axcess Inc.™ the Axcess Inc. (logo)™ LANcam, ActiveTag™, Onlinesupervisor.com™, Prism Video™, LANcorder™, Accessability™, AccessPlug™, Asset Activator™ and Enterprise Dot™.
Engineering and Development
     In November 2007, we announced the availability of a new, revolutionary wireless tracking and sensing technology called The Enterprise Dot™. Based on a System-on-a-Chip (SoC) design, the patents-pending technology management believes yields the world’s lowest cost and smallest multifunctional wireless sub-micro device for delivering visibility oriented data about the assets operating in and around the enterprise. DotTM facilitates the capture, processing and delivery of previously unavailable real time information for dramatic improvements in supply chain visibility, mobile asset management, physical asset security and access control, and industrial condition monitoring. The low cost and flexibility to use existing supply chain infrastructure results in a very low total cost of ownership, yielding short term return on investments for customers. The first product we delivered using the new technology was a software definable, battery-powered Dot-OEM module for product manufacturers, small enough to be embedded into a variety of devices such as computers, test equipment, medical equipment, credential cards, pallets, and cartons. The module, about the size of a quarter is priced at less than $5 per unit. Delivery of the first articles was during the fourth quarter of 2007.
     We intend to work toward the inclusion of various sensors, such as motion, humidity and power, to enable the tagging system to more fully address market needs in the data center and logistics markets. We anticipate that third party improvements to battery technology and manufacturing methods will enable size reduction, cost savings and increased functionality.
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
     During 2007 we also have redesigned the Activator and Receivers to further take advantage of the new Dot technology. The new devices should be ready for delivery during the first part of 2008.
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

Research and Development
     If we have sufficient working capital, we plan to continually develop new products utilizing our existing technology and we plan to bring new products to market throughout 2008. New products in RFID will be built upon the core platforms now in place. We believe that our next generation platform offers more functionality and covers more of the market place that our research shows is there. There can be no assurance that we will have sufficient working capital to undertake these activities.
     During 2007 and 2006, we spent $3,167,736 and $1,380,875, respectively, for research and development and plan to maintain that amount of spending in fiscal year 2008 to develop our next generation RFID product to support our continued revenue growth. However, any such spending will be dependent upon our ability to raise additional capital, as we do not have sufficient revenues to support such an activity using our own resources.
Employees
     As of December 31, 2007, we had nineteen full-time employees and no part-time employees.
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
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended December 31, 2007. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.
We have a history of losses and expectation of future losses; uncertainty of future profitability; and limits on operations.
     From our incorporation in 1982 through December 31, 2007, we have incurred an accumulated loss of approximately $167.3 million and have been profitable in only one fiscal year during that time. There can be no assurance that we will generate sufficient revenues to achieve profitability in the future. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our continued slow revenue growth and operating losses may indicate circumstances requiring an impairment to be recorded.
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
     As of December 31, 2007, Amphion Ventures LP and affiliates of Amphion Ventures LP, including Amphion Partners, Amphion Investments, Antiope Partners, Amphion Capital Partners, Amphion Capital Management LLC, Amphion Innovations plc, Amphion Innovations US and VennWorks LLC (collectively, the “Amphion Group”) owns approximately 60% of our outstanding common stock. This level of ownership provides the Amphion Group with the power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. Additionally, two of our five directors are affiliates of the Amphion Group. See Security Ownership of Certain Beneficial Owners and Management.
The price of our common stock has been highly volatile and may continue to be highly volatile, which may adversely affect your ability to sell your shares and our ability to raise additional capital.
     The price of our common stock has been highly volatile and may continue to be highly volatile. For instance, from November 1, 2002 through December 31, 2007, our common stock traded from a low of $.025 to a high of $3.60 per share. The price of our common stock has experienced, and may continue to experience, significant volatility in response to many factors, some of which are beyond our control and may not even be directly related to us, including:
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
Item 2. DESCRIPTION OF PROPERTIES.
     Axcess leases a 6,509 square foot facility in Carrollton, Texas, which is used for administrative, engineering and sales offices. This facility is rented on a month to month basis. The monthly rent is $5,000. We also lease 1,500 square feet in Costa Mesa, California, which is used for software engineering space. The lease will terminate in January 2009 and the monthly rent is $2,025. We believe these facilities are suitable and adequate to accommodate our operations. We consider each of these facilities to be in good condition and it is our opinion that the facilities are adequately covered by insurance.
Item 3. LEGAL PROCEEDINGS.
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At December 31, 2007, we had accrued the delinquent amounts we expect to be liable for.
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

	2007		2006
QUARTER ENDED	LOW	HIGH	LOW	HIGH

March 31	$1.10	$1.77	$0.85	$1.12
June 30	1.15	1.54	0.90	1.45
September 30	1.16	1.80	0.87	1.27
December 31	1.26	1.95	0.92	1.25
     As of December 31, 2007, we had approximately 684 holders of record of voting common stock.
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

Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan Category	and rights	and rights	compensation plans

Equity compensation plans approved by security holders	5,550,973	$1.87	2,712,000
Equity compensation plans not approved by security holders	—	—	—

Total	5,550,973	$1.87	2,712,000

Recent Sale of Unregistered Securities
     During 2007, we issued unregistered securities in connection with each of the transactions described below. The issuance of the Preferred Stock, common stock and promissory notes were exempt from the registration requirements of the Securities Act by virtue of Sections 4(2) and 4(6) thereof as a transaction not involving a public offering and made solely to accredited investors. An appropriate restrictive legend was affixed to the stock certificates and warrants.
Dividends Paid
     On August 8, 2007, the Board elected to convert $222,796 of accrued and unpaid dividends for the current holders of the 2003B Preferred shares into 148,530 shares of Axcess common stock, which were issued during 2007. The Board also elected to convert $108,164 of accrued and unpaid dividends for the current holders of the 2004 Preferred shares into 72,110 shares of Axcess common stock, which were issued during 2007.
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
     During 2007 nine holders elected to convert 105,000 shares into 105,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement.
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
          During 2007 one holder elected to convert 58,824 shares into 58,824 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement.
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
          During 2007 two holders elected to convert 50,000 shares into 50,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement.
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
          During 2007 two holders elected to convert 15 shares into 150,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement.
Warrant Exercised / Expire
          During 2007 the Company issued an additional 2,090,490 warrants in conjunction with various exempt equity and debt offerings. The warrant price ranged from $1.43 to $2.00 and they expire between October 25, 2010 and December 12, 2012. During that same period the Company had 50,000 warrants exercised and 374,998 warrants expire without being exercised.
Warrants for Services Rendered
          On October 25, 2007 we issued 50,000 warrants to purchase common shares to Stan Zaslow to compensate him for services provided to Axcess.
Common Stock
          During 2007 we had three employees exercise 36,900 stock options with a strike price of $0.40 per share and one employee exercise 1,250 stock options with a strike price of $1.04.
SB-2 Registration Statement
          On December 19, 2007 the SEC declared our SB-2 Registration statement effective which was originally filed on November 21, 2007. We registered a total of 16,248,109 common shares comprising 1,400,676 shares currently issued and held by certain selling stockholders, 8,708,550 shares to be issued upon the conversion of convertible preferred shares currently issued and 6,138,883 warrants. Proceeds from the sale of the 10,109,226 shares beneficially owned by the selling stockholders will inure solely to the benefit of the selling stockholders, as we will not receive any of the proceeds from such sales. If fully exercised the warrants would result in the issuance of 6,138,883 shares of our common stock and result in proceeds to us of $10,865,823, which would be used for working capital and to pay down any outstanding debt. There can be no assurance that any of the warrants will be exercised.
Other Matters relating to future amortizable charges
          As of December 31, 2007 we have $30,421 of deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the related debt.
          In connection with the issuance of the common shares and preferred shares, we recorded preferred stock dividend requirements that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock. The following table provides the dividend expense recorded by offering:

12 Months Ended
December 31,
2007

2006C Preferred equity offering	$2,000,000
2007 Preferred equity offering	2,050,000
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Recent Developments: Going Concern and Liquidity Problems
          Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2007. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
Liquidity and Capital Resources
          Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At December 31, 2007, we had working capital deficit of $1,212,351.
          Our operations generated losses in 2007. Our cash decreased $288,272 during the year with operating activities using $3,590,379 of cash. We funded operations with cash from two equity offerings and revenues from the Barbados contract. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2008 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2008.
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
Barbados Port Inc.
          During the first quarter of 2007, the Company announced a large order for a comprehensive enhanced port security solution for The Barbados Port Inc. It includes a personnel and vehicle tagging, distributed sensors and an integrated software system to expand and enhance the security of the Port while not impacting security labor resources. Axcess took total responsibility for its delivery including design, construction oversight, installation, training, operations support and maintenance. This is the first order of its size the Company has taken total implementation responsibility for and the results were exceptional. The entire project revenue was approximately $2,000,000.
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
     See “Risk Factors.”
Results of Operations
     Sales and Gross Profit. Sales for the year ending December 31, 2007 and 2006 were $3,412,484 and $1,501,296, respectively. We realized gross profits of 56% or $1,925,106 in 2007 and 44% or $656,843 in 2006. One customer accounted for 59% of total revenue in 2007 and no customers accounted for more than nine percent of the revenue in 2006. Cost of sales for the year ended December 31, 2007 and 2006 were $1,478,959 and $837,789, respectively. We also recorded a charge of $8,419 for inventory impairment during the year ended December 31, 2007 compared to $6,664 for the year ended December 31, 2006. The impairment was as a result of the change in strategy from self-manufacturing to contract manufacturing and the change from video products to RFID products. The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products. The majority of the increase in sales is a result of the Barbados contract, a large single order, awarded in January 2007. The increase in gross margin was partly due to the increased scope of the system installation with the Barbados contract and we continue to expect the margin will continue to be stable in the 40% to 50% range now that the entire Barbados contract has been completed.
     Operating Expenses. Operating expenses were $6,566,689 and $4,366,182 in 2007 and 2006, respectively. The majority of the increase relates to the development of our next generation products and the increased selling expense related to the Barbados contract.
     Research and development expenses were $3,167,736 in 2007 and $1,380,875 in 2006. The largest portion of the increase relates to the continued expensing of the development of the next generation RFID products that was announced during 2007. The remainder of the increase relates to increased salary and related expenses for additional headcount, expensing of stock compensation and increased contract labor.
     Corporate general and administrative expenses were $1,773,678 and $1,795,479 in 2007 and 2006, respectively. The decrease was mainly related to lower insurance expense, reduced investor relation activity and lower salary expense. However, some of that savings was offset by an increase in legal expense as we ramp up our patent activity and an increase bad debt expense.
     Selling and marketing expenses were $1,609,610 and $1,171,023 in 2007 and 2006, respectively. The majority of the increase relates to increased salary and related expenses as a result of improving the quality of our sales team, increased selling expense relating to the Barbados contract and increased advertising. However, we were able to offset some of the increase with reduced recruiting expense.
     Depreciation and amortization expenses were $15,665 for 2007 compared to $18,805 for 2006. The decrease is related to lower depreciation expense as a result of the age of the equipment.
     Other income (expenses), net. Other income (expenses), net, were ($305,099) for 2007 and $350,725 for 2006. Interest expense was $20,893 lower during 2007, compared to 2006, reflecting lower debt levels. We also recognized $25,799 during

2007 relating to the gain on vendor settlements, statuary write-off and other items compared to $102,516 during the same period of 2006. During 2006, we also sold a portion of our video patent portfolio for $600,000.
     Net Loss. Net loss was $4,946,682 and $3,358,614 in 2007 and 2006, respectively. The increase in expense relates to the development of the Enterprise Dot, our next generation RFID product and selling expense relating to the Barbados contract, as well as the sale of the video patents during 2006, offset by an improvement to the gross margin by the contribution of the Barbados contract.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $4,368,357 for 2007 and $3,209,428 for 2006. During 2007, we expensed $2,050,000 related to the 2007 Preferred equity offering and $2,000,000 related to the 2006C Preferred equity offering compared to $645,020 related to the 2006 preferred equity offering and $1,489,245 related to the second close of the 2005 preferred equity during 2006. Recurring preferred Stock dividend requirements were $318,357 in 2007 and $325,163 in 2006.
Other Matters relating to future amortizable charges
     As of December 31, 2007 we have $30,421 of debt discount and deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the related debt. In connection with the issuance of the 2003B Preferred Stock, we recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock. In connection with the issuance of the 2004 Preferred Stock, we recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 had no material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective beginning on December 1, 2008. We are currently evaluating the impact this new Standard could have on our financial position and results of operations
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for our first quarter 2007 financial statements with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 had no material effect on our consolidated financial statements.
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

     Allowance for Doubtful Accounts
     We continually evaluate the creditworthiness of our customers’ financial condition and generally do not require collateral. We evaluate the collectability of our accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due. We have not experienced significant losses on uncollectible accounts receivable.
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
Item 8A. CONTROLS AND PROCEEDURES.
     Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date, that our disclosure controls and procedures were not effective.
MANAGEMENTS’ ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.
     Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.
     We intend to remediate these material weaknesses during 2008. Notwithstanding these material weaknesses, we believe that our financial conditions, results of operations and cash flows presented in this report of Form 10-KSB are fairly presented in all material respects.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     Item 8B. OTHER INFORMATION.
     Not applicable.
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Management of Axcess
     The Board elects executive officers annually at its first meeting following the annual meeting of stockholders. The following table sets forth, as of March 1, 2007, Axcess’ directors, executive officers and significant employees, their ages, and their positions within Axcess.

Name	Age	Position	Committee	Independent (1)

Richard C.E. Morgan	63	Chairman of the Board of Directors	(2*) (4*) (5)
Allan Griebenow	55	Director, President and Chief Executive Officer	(2) (5)
Allan L. Frank	44	Vice President, Secretary and Chief Financial Officer
Robert J. Bertoldi	53	Directors	(3) (5)
Paul J. Coleman, Jr.	75	Director	(3*) (5)	X
Robert F. Hussey	58	Director	(3) (4) (5)	X
Raj Bridgelall	40	Vice President of Engineering
Ray Cavanagh	57	Vice President of Sales
Benjamin Donohue	57	Vice President of Business Development

(1)	Indicates the board member is “Independent” as such term is defined under and required by the federal securities laws and the rules on the Nasdaq Stock Market.

(2)	Executive Committee

(3)	Audit Committee

(4)	Compensation Committee

(5)	Nominating and Governance Committee

*	Indicates Chairman of the Committee
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Under Section 16(a) of the Exchange Act, directors, certain officers and beneficial owners of 10% or more of the Company’s Voting Common Stock are required from time to time to file with the Securities and Exchange Commission reports on Forms 3, 4 or 5, relating principally to transactions in Company securities by such persons. Based solely upon a review of Forms 3, 4 and 5 submitted to Axcess during and with respect to 2005, all of these individuals or entities timely filed their respective Forms 3, 4 or 5 required by Section 16(a) of the Exchange Act during 2007.
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
          The Company’s Board of Directors is responsible to oversee all of the executive compensation and equity plans and programs to ensure that its officers and senior staff are compensated in a manner that is consistent with its competitively based annual and long term performance goals.
Compensation Philosophy and Objectives
          The Company’s compensation programs are designed to attract, motivate, and retain talented executives while maintaining competitiveness within our industry. We face competition in the market for talented executives and employees and understands the need to offer competitive employment packages. Our compensation programs are designed to achieve this in a manner that still furthers the financial interest of its shareholders. The objectives of the compensation programs are:
•	to provide levels of compensation that integrate with annual and long term performance goals for the Company

•	to attract and retain top level executives

•	to reflect individual job responsibilities and reward previous and expected future contributions to the Company

•	to remain competitive with compensation programs offered in the market while allowing us to maintain competitive pricing

•	to limit the use of perquisites to those that assist the executive officers in efficiently carrying out their responsibilities
Compensation Process and Components
          The Board of Directors, acting as a whole, has primary responsibility for the determination of officers’ salaries. Compensation for officers consists of base salaries plus bonuses designed to reward officers for achieving certain financial and business objectives. We generally establish the salaries for its officers in a range that is competitive within our industry.
Base Salaries
          Salaries for the Company’s officers (including the CEO) are determined by evaluating the officer’s individual performance and contributions to the performance of the Company, the officer’s responsibilities, experience, and any other data which may be available regarding competitive practices. Officers’ salaries and merit adjustments are approved annually by the Board of Directors in January for the next 12 months. Based on this process, the Company’s officers were provided a 6.6% increase for fiscal year 2007 (for the first time since 2001).
Bonus/Pay for Performance (update)
          The Company utilizes a performance based compensation plan covering senior technical and management personnel called the Management Incentive Performance Plan (MIPP). The MIPP includes as participants all of the Company’s officers. A bonus pool is established by the Board of Directors for the MIPP on an annual basis which is dependent upon several targets both financial (revenue, cash flow, margin) and non financial (patents, delivery schedules). The bonus pool amount has upward and downward adjustments if the specific goal is exceeded or not achieved, respectively. The bonus is paid using a combination of cash and the Company’s common stock from the Company’s 2005 Stock Award Plan. The Board of Directors determines the allocation between cash and stock awards. We established the MIPP program during 2007 and since the inception there has been no cash or stock issued. The allocation of the MIPP bonus pool is determined by the Board of Directors.
Retirement and Other Benefits
          All officers and employees are entitled to participate in our fringe benefit programs, including the Company’s 401(k) Plan, which is an IRS qualified plan, available to all eligible employees. The 401(k) Plan is a non employer contributory plan and the only contributions are employee 401(k) elective deferrals.
Perquisites and Other Personal Compensation
          The Company believes that compensation for its executive officers and directors should be reasonable compared to the total staff. In keeping with this philosophy, the Company does not currently offer special benefits to its officers and directors, other than those available to the general staff. The Company has not entered into any employment agreement, other than with Allan Griebenow, and there is no special benefit or compensation paid to any of the named executive officers in the event of their termination (without cause or by death) or retirement that is not available to the general staff.
Summary Compensation Table
          The following table summarizes the compensation earned by Axcess’ Chief Executive Officer and Axcess’ four other most highly compensated executive officers (whose annualized compensation exceeded $100,000) (collectively called the “named executive officers”), for services rendered in all capacities to Axcess during the fiscal years ended December 31, 2007 through 2005.

Summary Compensation Table

					Stock	Option	All Other
Name	Year		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Positions	Ended		($)	($)	($)	($)(A,1)	($)(B)	($)

Allan Griebenow	2007		235,363	—	—	50,400	—	285,763
President and Chief Executive Officer	2006		230,009	—	—	243,880	—	479,889
	2005		230,946	—	—	—	—	230,946

Allan L. Frank	2007		183,810	—	—	35,400	—	219,210
Vice President, Secretary and Chief	2006		180,000	—	—	195,650	—	375,650
Financial Officer	2005		180,937	—	—	—	—	180,937

Raj Bridgelall	2007		172,599	—	—	60,000	12,021	244,620
Vice President, Engineering	2006	(2)	43,154	—	—	120,000	7,974	171,128

Ray Cavanagh	2007		151,610	—	—	24,000	—	175,610
Vice President, Sales	2006	(3)	93,750	—	—	144,000	—	237,750

Ben Donohue	2007		116,315	10,000	—	24,000	—	150,315
Vice President, Business Development	2006	(4)	115,837	—	—	97,370	—	213,207

(A)	Reflects the grant date fair value calculated in accordance with FAS 123(R). See “Notes to Financial Statements — Summary of Significant Accounting Policies — Stock-Based Compensation Adoption of SFAS 123R” for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

(B)	Mr. Bridgelall “All Other Compensation” consists of reimbursement for moving expenses.

(1)	Option awarded during 2007 have additional vesting requirements and the compensation expense is not defined until the criteria are determined; therefore, only the shares where the criteria are defined are shown as expense.

(2)	Represents compensation earned from September 2006, when Mr. Bridgelall was hired by Axcess and he was elected as an officer at that time.

(3)	Represents compensation earned from May 2006, when Mr. Cavanagh was hired by Axcess and he was elected as an officer in July 2006.

(4)	Represents compensation earned for the full year 2006. However, Mr. Donohue was elected an officer in July 2006 but has been an employee of Axcess since July 1999
Stock Option Grants in 2007 to Named Executive Officers
     During 2007, we granted awards to our CEO, CFO and other named executive officers pursuant to our 2005 Equity Incentive Plan. Information with respect to each of these awards, including estimates regarding future payouts under each of these awards on a grant by grant basis, is set forth in the table below.

		All Other	All Other	Exercise or	Grant Date
		Stock Awards:	Option Awards:	Base Price	Fair Value
		Number of	Number of	Of Option	Of Stock and
	Grant	Shares of Stock	Securities Under-	Awards	Option
Name	Date	Or Units (#)	Lying Options (#)	($ / Share)	Awards

Allan Griebenow	09/21/07	—	168,000	$1.50	$252,000
Allan L. Frank	09/21/07	—	118,000	1.50	177,000
Raj Bridgelall	09/21/07	—	200,000	1.50	300,000
Ray Cavanagh	09/21/07	—	80,000	1.50	120,000
Ben Donohue	09/21/07	—	80,000	1.50	120,000

	Total Number	Exercised Price	Number Receiving
Description	of Options (#)	($ / Share)	Grants

Named Officers	646,000	$1.50	5
Directors	80,000	1.50	4
Other Employees	439,000	$1.45-$1.50	15

Total	1,165,000	$1.45-$1.50	24
     During 2007 the board voted to issue a total of one million one hundred and sixty-five thousand options (1,165,000). Six hundred and forty-six thousand (646,000) to officers, eighty thousand (80,000) to directors and a total of four hundred and thirty- nine thousand to other employees other than named executives or directors. The exercise price was the closing price on the date of the grant and ranged from $1.45 to $1.50 per share. The options will vest in four equal installments beginning one year from the grant date and be subjected to certain earn out provisions. The options were granted to fifteen employees other than named officers. The grants ranged in size from 4,000 to 75,000 with the average being 29,267.

Outstanding Equity Awards at Fiscal Year End
     The following table summarizes equity awards granted to our CEO, CFO and other named executive officers that were outstanding as of December 31, 2007.

		Option Awards						Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
							Market	Awards:	Market
						Number	Value	Number	or Payout
			Equity			of	of	of	Value of
			Incentive			Shares	Shares	Unearned	Unearned
			Plan			or Units	or	Shares,	Shares,
			Awards:			of	Units	Units or	Units or
		Number of	Number of			Stock	of	Other	Other
	Number of	Securities	Securities			That	Stock	Rights	Rights
	Securities	Underlying	Underlying	Option		Have	That	That	That
	Underlying	Unexercised	Unexercised	Exercise	Option	Not	Have	Have Not	Have Not
	Options(#)	Options(#)	Unearned	Price	Expiration	Vested	Not	Vested	Vested
Name	Exercisable	Unexercisable	Options(#)	($)	Date	(#)	Vested ($)	(#)	($)

Allan Griebenow (1)	1,263,072	302,000	—	$2.20	10 years from Grant	—	—	—	—
Allan Frank (2)	640,468	225,500	—	$1.71	10 years from Grant	—	—	—	—
Raj Bridgelall (3)	37,500	112,500	—	$1.24	10 years from Grant	—	—	—	—
Ray Cavanagh (4)	37,500	112,500	—	$1.26	10 years from Grant	—	—	—	—
Ben Donohue (5)	252,867	133,500	—	$1.34	10 years from Grant	—	—	—	—

(1)	Includes a grant made on July 28, 1999 for 450,000 options at a strike price of $2.50; a grant made on February 2, 2000 for 124,112 options with a strike price of $5.50; a grant made on January 10, 2001 for 150,392 option at a strike price of $3.88; a grant made on June 5, 2002 for 85,000 options at a strike price of $1.70; a grant made on January 17, 2003 for 163,000 options at a strike price of $0.40; a grant made on March 16, 2004 for 156,568 options at a strike price of $2.00, a grant made on February 15, 2006 for 268,000 options with a strike price of $1.04 and a grant made September 21, 2007 for 168,000 options at a strike price of $1.50.

(2)	Includes a grant made on March 20, 2002 for 200,000 option at a strike price of $3.00; a grant made on June 5, 2002 for 85,000 options at a strike price of $1.70; a grant made on January 17, 2003 for 100,000 options at a strike price of $0.40; a grant made on March 16, 2004 for 147,968 options at a strike price of $2.00, a grant made on February 15, 2006 for 215,000 options with a strike price of $1.04 and a grant made September 21, 2007 for 118,000 options at a strike price of $1.50.

(3)	Includes a grant made on October 1, 2006 for 150,000 options at a strike price of $0.93 and a grant made September 21, 2007 for 200,000 options at a strike price of $1.50.

(4)	Includes a grant made on May 16, 2006 for 150,000 options at a strike price of $1.10 and a grant made September 21, 2007 for 80,000 options at a strike price of $1.50.

(5)	Includes a grant made on September 29, 1999 for 12,000 options at a strike price of $2.69; a grant made on February 2, 2000 for 3,308 options with a strike price of $5.50; a grant made on January 10, 2001 for 6,000 option at a strike price of $3.88; a grant made on June 5, 2002 for 65,000 options at a strike price of $1.70; a grant made on January 17, 2003 for 78,000 options at a strike price of $0.40; a grant made on March 16, 2004 for 35,059 options at a strike price of $2.00 and a grant made on February 15, 2006 for 107,000 options with a strike price of $1.04 and a grant made September 21, 2007 for 80,000 options at a strike price of $1.50.

Aggregate Option Exercises in 2007 by Executive Officers
     The following table provides information as to options exercised, if any, by each of the named executive officers in 2007 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of our Voting Common Stock on December 31, 2007 ($1.28 as reported on the Over-The-Counter Bulletin Board).

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-the-Money Options at
	On	Value	Options at December 31, 2007		December 31, 2007
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Allan Griebenow	—	$—	1,263,072	302,000	$175,600	$32,160
Allan L. Frank	—	$—	640,468	225,500	$113,800	$25,800
Raj Bridgelall	—	$—	37,500	112,500	$6,750	$39,375
Ray Cavanagh	—	$—	37,500	112,500	$6,750	$20,250
Ben Donohue	—	$—	252,867	133,500	$81,480	$12,840
Compensation of the Company’s Directors
     Starting in 2006, we pay cash compensation to each director who is not employed by us and who does not beneficially own more than five percent of the shares of common stock outstanding. We will pay five thousand dollars per quarter to each independent director and an additional twenty-five hundred dollars per quarter for an independent chairman of the audit or compensation committee. We will also pay one thousand dollars to each independent director for each meeting attended and five hundred dollars for each telephonic board meeting. The cash compensation is automatically suspended in the event that our cash balances is below $500,000 on the first day of the quarter. In addition to the compensation set forth above, each director shall receive an annual grant of options to acquire common stock at an exercise price equal to the fair market value per share of the common stock at the time the option is granted. The annual grant customarily takes place shortly after each annual meeting of our stockholders. All new board members receive 50,000 options to acquire common stock at an exercise price equal to the fair market value per share of the common stock on the date the board member is elected by our stockholders. All new board members will also be eligible to receive the annual grant. We also pay ordinary and necessary out-of-pocket expenses for directors to attend board and committee meetings. Directors who are officers or employees of Axcess receive no fees for service on the board or committees thereof.
     The following table summarizes compensation paid to all of our non-employee directors:

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Richard CE Morgan	$—	$—	$24,000	$—	$—	$—	$24,000
Robert Bertoldi	—	—	24,000	—	—	—	24,000
Robert Hussey	9,500	—	24,000	—	—	—	33,500
Paul Coleman	6,500	—	24,000	—	—	—	30,500
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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The following table sets forth the number of shares of each class of stock beneficially owned as of March 31, 2008, by each person known by Axcess to be the beneficial owner of more than five percent of any class of our voting securities as of March 31, 2008. Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

		Amount and
		Nature of		Percentage of
Name and Address of		Beneficial	Percentage	Voting Power
Beneficial Owner	Title of Class	Owner	of Class	(1)

Amphion Group (2)	Voting Common Stock	20,243,563 (3)	48.8%	49.4%
330 Madison Avenue	Series 2005	1,770,024	65.3%	4.4%
New York, NY 10017	Series 2006B	450,000	64.3%	1.1%
	Series 2007	250,000 (4)	13.2%	0.6%

(1)	Includes outstanding common and preferred shares outstanding. Excludes stock options and warrants.

(1)	See the following table regarding the beneficial ownership of the Amphion Group.

(2)	Includes 2,756,736 shares that the Amphion Group has the right to acquire pursuant to warrants and options that are exercisable within 60 days.

(3)	25 preferred shares that convert ten thousand to one.
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

		Series	Series	Series
	Voting	2005	2006B	2007
	Common	Preferred	Preferred	Preferred	Warrants		Options		Total

Amphion Ventures LP	9,219,305	—	—	—	—		—		9,219,305
VennWorks LLC	5,677,006	—	—	—	—		—		5,677,006
Amphion Innovations plc	670,000	1,475,906	150,000	—	1,734,532	(1)			4,030,438
Mr. Morgan	722,509 (2)	294,118	300,000	250,000 (3)	739,118	(4)	94,293	(5)	2,400,038
Antiope Partners LLC	1,109,182	—	—	—	—		—		1,109,182
Mr. Bertoldi	—	—	—	—	—		188,793	(6)	188,793
Amphion Investments LLC	44,000	—	—	—	—		—		44,000
Amphion Partners LLC	28,125	—	—	—	—		—		28,125
Amhion Capital Management LLC	16,700	—	—	—	—		—		16,700

Total of Amphion Group	17,486,827	1,770,024	450,000	250,000	2,473,650		283,086		22,713,587

(1)	Includes ten different grants ranging in price ($1.08 to $2.00) and expiration dates (January 28, 2010 to February 28, 2013).

(2)	Includes 252,715 shares of common stock issued to Mrs. Morgan, the wife of Mr. Morgan.

(3)	25 preferred shares that convert ten thousand to one

(4)	Includes three different grants ranging in price ($1.50 to $2.00) and expiration dates (January 28, 2010 to December 1, 2011).

(5)	Options to purchase 94,293 shares of common stock that are exercisable within 60 days.

(6)	Options to purchase 188,793 shares of common stock that are exercisable within 60 days. .
          The following table sets forth the number of shares of each class of stock beneficially owned as of March 31, 2008, by each director who beneficially owns equity securities and the executive officers of Axcess, and all of our directors and executive officers as a group. The business address of each director and executive officer is c/o Axcess International, Inc., 3208 Commander Drive, Carrollton, Texas 75006. To Axcess’ knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder, except for Mr. Morgan’s beneficial ownership, which is discussed in the introduction to the previous table above.

		Amount and
		Nature of	Percentage	Percentage
Name of		Beneficial	of	of Common
Beneficial Owner	Title of Class	Owner	Class	Voting Power

Richard C.E. Morgan	Voting Common Stock (1)	17,486,827	59.6%	43.5%
	Series 2005 Preferred	1,770,024	66.8%	4.4%
	Series 2006B Preferred	450,000	64.3%	1.1%
	Series 2007 Preferred	25	13.2%	*

Robert J. Bertoldi	Voting Common Stock (2)	16,764,318	57.2%	41.7%
	Series 2005 Preferred	1,475,906	55.7%	3.7%
	Series 2006B Preferred	150,000	21.4%	*

Allan Griebenow	Voting Common Stock (3)	14,860	*	*
Paul J. Coleman, Jr.	Voting Common Stock (4)	80	*	*
Allan L. Frank	Voting Common Stock (5)	—	*	*
Robert F. Hussey	Voting Common Stock (6)	—	*	*
Raj Bridgelall	Voting Common Stock (7)	—	*	*
Raymond Cavanagh	Voting Common Stock (8)	—	*	*
Benjamin Donohue	Voting Common Stock (9)	—	*	*

All Directors, Director	Voting Common Stock	17,501,767	59.7%	43.5%
Nominees and	Series 2005 Preferred	1,770,024	66.8%	4.4%
Executive Officers as	Series 2006B Preferred	450,000	64.3%	1.1%
a group (10 individuals)	Series 2007 Preferred	25	13.2%	*

*	Less than 1%.

(1)	The number of shares of voting common stock includes 469,794 shares held directly, 16,764,318 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above), 252,715 shares owned by Mr. Morgan’s wife. However, the number of shares of voting common stock excludes 833,411 shares that Mr. Morgan has the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days, 1,802,022 shares that entities within the Amphion Group have the right to acquire pursuant to warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Morgan disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(2)	Includes 16,764,318 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above). However, excludes 188,793 shares that Mr. Bertoldi has the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days and 1,802,022 shares that entities within the Amphion Group have the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Bertoldi disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(3)	Includes 14,580 shares of common stock held directly by Mr. Griebenow and 280 shares owned jointly with his wife. Excludes 1,263,072 shares that Mr. Griebenow has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(4)	Includes 80 shares of common stock held directly by Mr. Coleman and excludes 216,793 shares that Mr. Coleman has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(5)	Excludes 640,468 shares that Mr. Frank has the right to acquire pursuant to options that are exercisable within 60 days.

(6)	Excludes 178,793 shares that Mr. Hussey has the right to acquire pursuant to options that are exercisable within 60 days.

(7)	Excludes 37,500 shares that Mr. Bridgelall has the right to acquire pursuant to options that are exercisable within 60 days.

(8)	Excludes 37,500 shares that Mr. Cavanagh has the right to acquire pursuant to options that are exercisable within 60 days.

(9)	Excludes 252,867 shares that Mr. Donohue has the right to acquire pursuant to options that are exercisable within 60 days.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Amphion Investment LLC
     Axcess reached an agreement with Amphion Investment LLC with regards to the note executed between them for $393,787 of principal and accrued interest. Amphion Investment LLC consented to a five-year extension of the note with an interest rate of 5.5% per annum from January 1, 2008 payable in full at maturity of December 31, 2012.
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
     PV Proceeds consented to a five-year extension of the note with an interest rate of 5.5% per annum from January 1, 2008 payable in full at maturity of December 31, 2012. The balance as of December 31, 2007 was $2,439,559.
Amphion Innovations plc
     On December 17, 2007, Axcess entered into a convertible note with Amphion Innovations plc. The principal of One Hundred and Fifty Thousand Dollars ($150,000.00), plus simple interest, accrued on unpaid principal from December 17, 2007, until paid, at the rate of Five percent (5.00%) per annum (365-day year basis) payable on December 31, 2007 (the “Maturity Date”). If Axcess completes an offering of any of its securities and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) prior to December 31, 2007, then Amphion would have had the option to convert this note on the same terms as the completed offering. If the loan is not repaid or converted prior to or on December 31, 2007 then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on December 31, 2007, equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price on the 31st times 10%). If the amount is not repaid or converted prior to January 31, 2008 then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. As of December 31, 2007 the principal balance is $150,000 and accrued interest is $288.
Amphion Capital Partners LLC
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
Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit A to the Company’s 2005 Definitive Proxy Statement filed June 2, 2006

3.2	By-laws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 2-80946)

3.3	Certificate of Designations, Preferences, Powers and Rights of Series 2003B Preferred Stock, Series 2004 Preferred Stock and Series 2005 Preferred Stock of the Company. Incorporated herein by reference to Exhibit B to the Company’s 2005 Definitive Proxy Statement filed June 2, 2006.

10.1 +	Employment Agreement dated July 16, 1999, by and between the Company and Allan Griebenow. Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.2 +	Axcess International Inc. 2005 Equity Incentive Plan. Incorporated herein by reference to Exhibit A to the Company’s 2005 Definitive Proxy Statement filed June 1, 2005.

Exhibit No.	Description
10.3	Agreement to amend purchase note and payment terms as of December 12, 2003, executed by Axcess and PV Proceeds holdings, Inc. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 16, 2003.

10.4	Amended demand note dated as of November 30, 2003, executed by Axcess payable to Amphion Investment LLC in the principal amount of $393,787. Incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on December 16, 2003.

10.5	Form of Stock Purchase agreement for the 2004 Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004 filed on May 14, 2004.

10.6	Form of Stock Purchase agreement for the 2005 Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-KSB for the period ended December 31, 2005 filed on March 31, 2005.

10.7	Form of Stock Purchase agreement for the 2006 Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.1 on Form 10-QSB filed on August 11, 2006.

10.8	Form of Stock Purchase agreement for the 2006B Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 4, 2006.

10.9	Form of Stock Purchase agreement for the 2006C Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.10 on Form 10-KSB filed on March 2, 2007

10.10	Form of Stock Purchase agreement for the 2007 Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.13 on Form SB-2 filed on November 21, 2007

10.11	Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2005 Preferred Stock Offering. Incorporated herein by reference to Exhibit 10.11 on Form 10-KSB filed on March 2, 2007.

10.12	Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2006 Preferred Stock Offering. Incorporated herein by reference to Exhibit 10.12 on Form 10-KSB filed on March 2, 2007.

10.13	Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2006B Preferred Stock Offering. Incorporated herein by reference to Exhibit 10.13 on Form 10-KSB filed on March 2, 2007.

10.14	Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2006C Preferred Stock Offering. Incorporated herein by reference to Exhibit 10.14 on Form 10-KSB filed on March 2, 2007.

10.15	Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2007 Preferred Stock Offering. . Incorporated herein by reference to Exhibit 10.12 on Form 10-KSB filed on March 2, 2007.

10.16	Borrowed Employees and Advisory agreement between Amphion Innovations US Inc. and Axcess. Incorporated herein by reference to Exhibit 10.9 on Form 10-KSB for the period ended December 31, 2006 filed on March 2, 2007.

10.17 *	Convertible Note dated December 17, 2007, executed by Axcess payable to Amphion Innovations plc. In the principal amount of $150,000. *

14.1 *	Code of Ethics for Senior Financial Officers dated and approved by The Board of Directors on March 26, 2004. *

21.1	Subsidiaries of the Company. *

23.1	Consent of Hein & Associates LLP. *

31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit No.	Description
99.1 *	Audit Committee charter. *

99.2 *	Nominating and Governance Committee charter. *

99.3 *	Whistleblower Policy. *

*	Filed herewith

+	Denotes management contract or compensatory plan.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The following table presents fees for professional audit services rendered by Hein & Associates LLP for the audit of Axcess International Inc.’s annual consolidated financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by Hein & Associates LLP during those periods.

	December 31,	December 31,
	2007	2006
Audit fees (1)	$65,458	$74,251
Audit related fees (2)	—	—
Tax fees (3)	10,000	10,000
All other fees (4)	—	—

Total	$75,458	$84,251

1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Hein & Associates LLP in connection with statutory and regulatory filings or engagements.

2)	Audit-Related Fees would normally consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(4)	All Other Fees would normally consist of fees for services other than the services reported above.
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

SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2008.

AXCESS INTERNATIONAL INC.
By:	/s/ Richard C. E. Morgan
Richard C. E. Morgan, Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of April 2008.

Signature	Capacity

/s/ Richard C. E. Morgan Richard C. E. Morgan	Chairman of the Board
/s/ Allan Griebenow Allan Griebenow	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ Allan L. Frank Allan L. Frank	Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ Paul J. Coleman, Jr. Paul J. Coleman, Jr.	Director
/s/ Robert J. Bertoldi Robert J. Bertoldi	Director
/s/ Robert F. Hussey Robert F. Hussey	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Axcess International, Inc.
     We have audited the consolidated balance sheets of Axcess International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axcess International, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
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
     We were not engaged to examine management’s assertion about the effectiveness of Axcess International, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management Report on Internal Controls over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ HEIN & ASSOCIATES LLP
April 14, 2008
Dallas, Texas

AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$59,089	$347,361
Accounts receivable — trade, net of allowance for doubtful accounts of $32,363 and $16,868 for 2007 and 2006, respectively.	257,957	252,230
Inventory, net	193,405	396,305
Prepaid expenses and other	77,506	92,090

Total current assets	587,957	1,087,986

Property, plant and equipment, net	12,003	18,369
Deferred debt issuance costs	30,421	168,963
Other assets	56,438	2,934

Total assets	$686,819	$1,278,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$172,278	$101,261
Accrued liabilities	1,309,979	1,121,350
Deferred revenue	42,060	25,665
Notes payable:
Notes payable (includes $150,000 and $393,787 with a related party in 2007 and 2006, respectively)	150,000	3,365,500
Dividends payable	125,991	138,594

Total current liabilities	1,800,308	4,752,370

Notes payable to stockholders (includes $393,787 with a related party in 2007)	2,858,346	—

Total liabilities	4,658,654	4,752,370

Commitments and contingencies (Notes 2, 8 and 13)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2007 and 2006. Without liquidation preferences; $0.01 par value, 6,860,116 and 7,073,550 shares issued and outstanding in 2007 and 2006, respectively	68,601	70,735
Common stock, $.01 par value, 70,000,000 shares authorized in 2007 and 2006; 29,304,927 shares issued and outstanding in 2007 and 28,657,313 shares issued and outstanding in 2006.	293,050	286,573
Shares of common stock to be issued, 25,000 shares as of December 31, 2007	250	—
Additional paid-in capital	162,947,266	158,184,537
Accumulated deficit	(167,281,002)	(162,015,963)

Total stockholders’ deficit	(3,971,835)	(3,474,118)

Total liabilities and stockholders’ deficit	$686,819	$1,278,252

See accompanying notes.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006
Sales	$3,412,484	$1,501,296
Cost of sales	1,478,959	837,789
Inventory impairment	8,419	6,664

Gross profit	1,925,106	656,843
Expenses:
Research and development	3,167,736	1,380,875
General and administrative	1,773,678	1,795,479
Selling and marketing	1,609,610	1,171,023
Depreciation, amortization and impairment	15,665	18,805

Operating expenses	6,566,689	4,366,182

Loss from operations	(4,641,583)	(3,709,339)

Other income (expense):
Interest expense	(330,898)	(351,791)
Gain on vendor settlements, statuary write-off and other	25,799	102,516
Gain on sale of intellectual property	—	600,000

Other income (expense), net	(305,099)	350,725

Net loss	(4,946,682)	(3,358,614)

Preferred stock dividend requirements
Recurring	(318,357)	(325,163)
2005 Preferred equity offering	—	(1,489,245)
2006 Preferred equity offering	—	(645,020)
2006B Preferred equity offering	—	(750,000)
2006C Preferred equity offering	(2,000,000)	—
2007 Preferred equity offering	(2,050,000)	—

Preferred stock dividend requirements	(4,368,357)	(3,209,428)

Net loss applicable to common stock	$(9,315,039)	$(6,568,042)

Basic and diluted net loss per share	$(0.32)	$(0.23)

Weighted average shares of common stock outstanding	28,851,328	28,329,221

See accompanying notes.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2007 and 2006

	CONVERTIBLE
	PREFERRED STOCK		COMMON STOCK
	NUMBER		NUMBER		ADDITIONAL	COMMON		TOTAL
	OF	PAR	OF	PAR	PAID-IN	STOCK	ACCUMULATED	STOCKHOLDERS’
	SHARES	VALUE	SHARES	VALUE	CAPITAL	ISSUABLE	DEFICIT	DEFICIT
Balance at December 31, 2005	3,371,495	$33,715	27,437,111	$274,371	$153,436,725	$53	$(158,332,186)	$(4,587,322)

Issuance of common stock upon exercise of warrants	—	—	55,333	553	32,000	(53)	—	32,500
Issuance of common stock upon exercise of stock options	—	—	19,200	192	7,488	—	—	7,680
Conversion of convertible note and accrued interest	—	—	706,394	7,064	409,712	—	—	416,776
Shares issued in conjunction with 2005 Preferred stock offering	1,752,055	17,520	—	—	1,446,724	—	—	1,464,244
Conversion of accrued dividends	—	—	439,275	4,393	390,956	—	—	395,349
Shares issued in conjunction with 2006 Preferred stock offering	1,200,000	12,000	—	—	1,008,000	—	—	1,020,000
Shares issued in conjunction with 2006B Preferred stock offering	750,000	7,500	—	—	742,500	—	—	750,000
Preferred stock dividends	—	—	—	—	—	—	(325,163)	(325,163)
Stock based compensation expense	—	—	—	—	710,432	—	—	710,432
Net Loss	—	—	—	—	—	—	(3,358,614)	(3,358,614)

Balance at December 31, 2006	7,073,550	$70,735	28,657,313	$286,573	$158,184,537	$—	$(162,015,963)	$(3,474,118)
Shares issued in conjunction with 2006C Preferred stock offering	200	2	—	—	1,699,998	—	—	1,700,000
Shares issued in conjunction with 2007 Preferred stock offering	205	3	—	—	1,877,497	—	—	1,877,500
Conversion of 2003B convertible preferred shares	(105,000)	(1,050)	105,000	1,050	—	—	—	—
Conversion of accrued dividends	—	—	220,640	2,206	328,754	—	—	330,960
Issuance of common stock upon exercise of warrants	—	—	50,000	500	74,500	—	—	75,000
Conversion of 2005 convertible preferred shares	(58,824)	(588)	58,824	588	—	—	—	—
Conversion of 2006B convertible preferred shares	(50,000)	(500)	50,000	500	—	—	—	—
Conversion of 2007 convertible preferred shares	(15)	(1)	125,000	1,250	(1,499)	250	—	—
Issuance of common stock upon exercise of stock options	—	—	38,150	383	15,678	—	—	16,061
Warrants issued for services rendered	—	—	—	—	28,017	—	—	28,017
Warrants issued in conjunction with debt	—	—	—	—	10,842	—	—	10,842
Preferred stock dividends	—	—	—	—	—	—	(318,357)	(318,357)
Stock based compensation expense	—	—	—	—	728,942	—	—	728,942
Net Loss	—	—	—	—	—	—	(4,946,682)	(4,946,682)

Balance at December 31, 2007	6,860,116	$68,601	29,304,927	$293,050	$162,947,266	$250	$(167,281,002)	$(3,971,835)

See accompanying notes

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(4,946,682)	$(3,358,614)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,665	18,805
Gain on vendor settlements and statutory write-off of payables	(2,857)	(102,516)
Amortization of financing discount and issuance costs	138,542	174,483
Stock based compensation expense	728,942	710,432
Gain on sale of intellectual property	—	(600,000)
Inventory impairment	8,419	6,664
Changes in operating assets and liabilities:
Accounts receivable	(5,727)	(111,030)
Inventory	202,900	(290,699)
Prepaid expenses and other	14,584	(19,462)
Other assets	(53,504)	(235)
Accounts payable and accrued liabilities	309,338	159,598

Net cash used by operating activities	(3,590,380)	(3,412,574)

Cash flow from investing activities:
Proceeds from sale of intellectual property	—	600,000
Capital expenditures	(9,299)	(7,787)

Net cash generated / (used) by investing activities	(9,299)	592,213

Cash flow from financing activities:
Principal payments on financing agreements	(507,154)	(343,570)
Borrowings in financing agreements	150,000	—
Net proceeds from issuance of common stock from employee options	16,061	7,680
Net proceeds from issuance of common stock from exercised warrants	75,000	—
Net proceeds from issuance of common and preferred stock and exercise of warrants	3,577,500	3,266,743

Net cash provided by financing activities	3,311,407	2,930,853

Net increase / (decrease) in cash and cash equivalents	347,361	110,492
Cash and cash equivalents, beginning of year	(288,272)	236,869

Cash and cash equivalents, end of year	$59,089	$347,361

Supplemental information:
Cash paid during the year for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversions of notes payable into common stock	$—	396,667
Conversions of accrued interest into common stock	—	20,109
Conversions of accrued dividends into common stock	330,960	395,349
Preferred stock dividends accrued	318,357	325,163
Conversion of preferred stock into common stock	2,139	—
Warrants issued with debt	10,842	—
Warrants issued for services rendered	28,017	—
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
          The Company’s business plan for 2007 is predicated principally upon the successful marketing of its RFID products. During 2007, operating activities utilized approximately $3.6 million of cash and approximately $3.4 million of cash during 2006. The Company raised $4.0 million of additional working capital during 2007 and $3.4 million of additional working capital during 2006 through Preferred Stock offerings, note payable, exercise of warrants and stock options. We closed five preferred stock offerings during 2006 and 2007 and raised approximately $7.5 million. The shares are designated 2005, 2006, 2006B, 2006C and 2007. The Company issued 3,702,460 shares of Preferred Stock bearing no dividend and 5,137,545 warrants to purchase the Company’s common stock exercisable for five years at $1.43 — $2.00 per share. Some of the offerings also included a company call provision if the closing twenty-day average stock price is over $3.00 per share. However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements through 2008.
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
          The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners LLC, VennWorks LLC, Amphion Capital Management LLC, and Amphion Innovations plc, NVW, LLC (collectively, the “Amphion Group”). The Amphion Group owns approximately 50% of the outstanding voting common stock of the Company.
          (c) Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. As discussed below, the Company makes significant assumptions in recording its allowance for doubtful accounts, inventory valuation, impairment of long-lived assets, warranty costs, the valuation allowance for deferred tax assets and the value of the components of equity and debt instruments. Actual results could differ from those estimates, and the differences may be significant.
          (d) Cash and Cash Equivalents
          The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

          (e) Inventory
          Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006
Raw materials	$13,853	$31,344
Work-in-process	104	114
Finished goods	179,448	364,847

	$193,405	$396,305

          The Company recorded charges of $8,419 and $6,664 for inventory impairment during the years ended December 31, 2007 and 2006, respectively. The amounts reflect items that have not been able to be used by the Company’s contract manufacturers in the building of additional products mainly relating to the video products. The impairment charges were as a result of the change in strategy to contract manufacturing.
          The components of cost of sales are summarized as follows:

	December 31,	December 31,
	2007	2006
Product Cost	$1,477,204	$811,669
Warranty Expense	1,755	26,120
Inventory Impairment	8,419	6,664

Cost of Sales	$1,487,378	$844,453

          (f) Warranty Reserve
          The Company has established a warranty reserve for warranty costs. Reserves are estimated based on historical experience, current products being sold and management’s estimates. The Company provides a standard one year warranty program for its products. The warranty reserve for warranty costs related to continuing operations was $30,213 and $30,026 at December 31, 2007 and 2006, respectively. The warranty reserve represents a significant estimate and actual results could differ from the estimates. The following table provides the activity through the warranty accounts as recorded and charged against the reserve for the years ended December 31, 2007 and 2006.

	December 31,	December 31,
	2007	2006
Beginning accrued balance	$30,026	$21,605
Provision	1,754	26,109
Claims incurred	(1,567)	(17,688)

Ending accrued balance	$30,213	$30,026

          (g) Advertising expense
          Advertising expenses consists of the following for the years ended December 31, 2007 and 2006.

	December 31,	December 31,
	2007	2006
Trade shows and media events	$90,261	$73,216
E-mail and marketing lists	40,309	22,039
Advertising and public relation fees	38,133	10,350
Joint marketing fees	25,000	—
Website and advertising design fees	14,595	4,740
Newswire costs	10,986	7,712
Other	2,747	2,441

Total	$222,031	$120,498

          (h) Property and Equipment
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

          (i) Intangible Assets
          Intangible assets, which consist primarily of patents and developed technologies, have been recorded as the result of acquisitions of business and developed technologies and are being amortized on the straight-line basis over five years. As of December 31, 2007 intangible assets are fully amortized.
          (j) Impairment of Long-Lived Assets-and Long-Lived Assets to Be Disposed Of
          Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated-by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of-the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing the Company’s purchased technologies have not grown according to expectations and the Company has experienced operating losses since the respective dates of acquisition. The Company believes that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position. During the years ended December 31, 2007 and 2006 the Company recorded no impairment charges for its long-lived assets.
          (k) Financial Instruments
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
          (l) Revenue Recognition
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
          We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance. These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue. Deferred revenue was $42,060 as of December 31, 2007 and $25,665 as of December 31, 2006.
          (m) Research and Development Costs
          Research and development costs are expensed as incurred.
          (n) Depreciation and Amortization

          Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the respective assets. Internally developed software and purchased technologies are amortized over the estimated useful lives of the respective technology.
          (o) Stock-Based Compensation
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
          Stock based compensation expense under SFAS 123R for 2007 and 2006 was $728,942 and $710,432, respectively which was recorded in operating expenses. This expense increased net loss per share by $0.025 and $0.02 for 2007 and 2006, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
          The Black-Scholes option-pricing model was used to estimate the option fair value. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, risk-free interest rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods at the time of the grants equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107. The chart below shows the weighted average black-scholes fair value assumptions used for the twelve months ended December 31, 2007 and 2006.

Weighted Average Black-Scholes Fair Value Assumptions	2007	2006

Risk free interest rate	4.48%	4.62%
Expected life	5 years	5 years
Expected volatility	109%	133%
Expected dividend yield	0.00%	0.00%
Number of options granted	1,165,000	1,683,000
          The following table illustrates the effect on operating expenses:

	Twelve Months Ended
	December 31,
	2007	2006
Research and development expense	$205,507	$152,391
General and administrative expense	401,926	417,889
Selling and marketing expense	121,509	140,152

Total	$728,942	$710,432

          In October 2007, we issued a warrant to purchase fifty thousand common shares with a strike price of $1.50 and expire on October 25, 2010. These shares were issued to compensate this individual for services he provides us. The warrants are being expensed over the period of time the services are being performed based on the fair value of those options.
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

          (q) Net Loss Per Common Share
          Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the conversion of convertible preferred stock and the convertible debt and exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be anti-dilutive. Conversion of convertible preferred stock, convertible debt and the exercise of options and warrants would result in 52,415,288 and 46,724,459 common shares outstanding at December 31, 2007 and 2006, respectively.
          (r) Significant Customers
          During the twelve months ended December 31, 2007, we had one customer who accounted for 59% of our overall revenue. During 2006, the Company had no customer that accounted for more than 9% of the Company’s overall revenue.
          (s) Recent Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.
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
          On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for our first quarter 2007 financial statements with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 had no material impact on our consolidated financial statements.
          (t) Accounting for Uncertainty in Income Taxes
          On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.
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
(2) Operations, Liquidity and Going Concern
          Since inception, the Company has utilized the proceeds from a number of public and private sales of their equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet their working capital requirements. At December 31, 2007, the Company had a working capital deficit of $1,212,351.
          Our operations generated losses in 2007. Our cash decreased $288,272 during 2007 with operating activities using $3,590,379 of cash. We funded operations through cash from two equity offerings, a short-term note and payment of the Barbados contract. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2008 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2008.
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
          The Company auditors have included an explanatory paragraph in their audit opinion with respect to the Company’s consolidated financial statements at December 31, 2007. The paragraph states that the Company’s recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about the Company’s ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect the Company’s relationship with customers and suppliers and have an adverse effect on their ability to obtain financing.
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
(3) Prepaid Expenses and Other Current Assets
          Prepaid expenses and other consists of the following:

	December 31,	December 31,
	2007	2006
Prepaid insurance	$21,833	$58,571
Prepaid trade shows	11,000	6,800
Prepaid other	44,673	26,719

	$77,506	$92,090

               During October 2007, the Company issued a warrant to purchase 50,000 common shares of Axcess to an individual to assist them in investor relation activities. The exercise price for the warrant is $1.50 and expires October 25, 2010. The Company estimates the fair value of warrant using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the warrant ($1.50), the expected option term (three years), the expected volatility of the Company’s stock over the option’s expected term (64%) and the risk-free interest rate (4.6%). The amount of the warrant will be amortized over the twelve months the services are expected to be performed.

(4) Property, Plant and Equipment
          Property, plant and equipment consist of the following:

			Amortization/
	December 31,	December 31,	Depreciation
	2007	2006	Period
Leasehold improvements	$66,435	$66,435	Lease term
Machinery and equipment	1,810,042	1,800,742	5 years
Furniture and fixtures	128,675	128,675	5 to 10 years

	2,005,152	1,995,852
Accumulated depreciation and amortization	(1,993,149)	(1,977,483)

Property, plant and equipment, net	$12,003	$18,369

     Depreciation totaled $15,665 and $18,804 during 2007 and 2006, respectively.
(5) Intellectual property
          Intellectual property consists of the following:

				Weighted
				Average
				Remaining
				Useful
				Lives at
	December 31,	December 31,	Useful	December 31,
	2007	2006	Lives	2006
Purchased RFID technology	$1,714,449	$1,714,449	5 years	—
Purchased video technology	5,087,483	5,087,483	5 years	—
Internally developed software	350,337	350,337	5 years	—

	7,152,269	7,152,269
Accumulated amortization and impairment	(7,152,269)	(7,152,269)

Intellectual property, net	$—	$—

          As of December 31, 2007 and 2006 intellectual property was fully amortized.
          There was no amortization expense of intellectual property during 2007 and 2006, respectively.
(6) Gain on vendor settlements, statuary write-off and other
          The Company recognized $25,799 and $102,516 during 2007 and 2006, respectively, relating to the expiration of the statue of limitations relating to trade accounts payables. Gain on vendor settlements, statutory write-off, prior year refunds and other consists of the following:

	December 31,	December 31,
	2007	2006
Gain (loss) on settlements on vendor	$—	$(2,048)
Expiration of statuette of limitations	2,857	89,184
Prior year refunds	8,057	6,865
Other	14,885	8,515

	$25,799	$102,516

(7) Accrued Liabilities
          Accrued liabilities consist of the following:

	December 31,	December 31,
	2007	2006
Accrued vacation	$210,984	$183,624
Accrued interest payable	919,803	763,288
Accrued professional fees, litigation settlements and other	179,192	174,438

	$1,309,979	$1,121,350

(8) Lease Obligations
          The Company leases its office space and certain equipment under operating leases. Annual rental expense recorded for operating leases was $85,383 and $82,224 for the years ended December 31, 2007 and 2006, respectively. The Company’s Carrollton, Texas facility’s lease expired on October 31, 2007 and they are currently on a month to month lease and the California lease runs through January 2009.
          The following table sets forth the future minimum lease payments on operating leases for the fiscal years ended December 31:

2008	$24,300
2009	2,025

$26,325

(9) Notes Payable to Stockholders (including convertible notes payable)
          Notes payable consist of the following:

	December 31,	December 31,
	2007	2006
Due to stockholders:
5.00% PV Proceeds Holdings, Inc., due December 31, 2012	$2,464,559	$2,971,713
5.00% Amphion Investment LLC note, due December 31, 2012	393,787	393,787
5.00% Note payable, due January 15, 2008	150,000	—

	3,008,346	3,365,500
Less current maturities including discount amortization	(150,000)	(3,365,500)

Non-current notes payable to stockholders	$2,858,346	$—

          The following table sets forth the maturities for notes payable for the fiscal years ended December 31:

2008	$150,000
2009	—
2010	—
2011	—
2012	2,858,346

$3,008,346

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
          Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million non-interest bearing note that was due December 31, 2002 and was in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December
          31, 2007. As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess. The warrants have an exercise price of $2.00 per share and shall expire on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest are paid. Axcess has also agreed to reduce the principal amount due first for 10% of equity proceeds and second 20% of proceeds from options exercised. Axcess also recorded deferred debt issuance costs of $689,932 for the value of the warrants, which will be amortized over the life of the loan. The deferred debt issuance costs were fully amortized as of December 31, 2007.
          Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2012. Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%.
Amphion Investment LLC
          Axcess entered into a 6.75% convertible note with Amphion Investments, LLC, dated January 25, 2002. The principal outstanding under this note may be converted into securities of Axcess at the option of Amphion Investments on terms mutually acceptable to the Company and Amphion Investment. The borrowings are unsecured. The note was due December 31, 2007, Axcess reached an Agreement with Amphion Investments LLC to extend the maturity of the note to December 31, 2012. Axcess agreed to increase the interest rate from 5.0% to 5.5%.

Convertible Note
          On December 17, 2007, Axcess entered into a convertible note with Amphion Innovations plc. The principal of One Hundred and Fifty Thousand Dollars ($150,000.00), plus simple interest, accrued on unpaid principal from December 17, 2007, until paid, at the rate of Five percent (5.00%) per annum (365-day year basis) payable on December 31, 2007 (the “Maturity Date”). If Axcess completes an offering of any of its securities and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) prior to December 31, 2007, then Amphion would have had the option to convert this note on the same terms as the completed offering. If the loan is not repaid or converted prior to or on December 31, 2007 then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on December 31, 2007, equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price on the 31st times 10%). If the amount is not repaid or converted prior to January 31, 2008 then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. The Company recorded $5,421 in additional interest expense in connection with the warrants issued effective December 31, 2007 as a result of not repaying the note on December 31, 2007. As of December 31, 2007 the outstanding principal balance is $150,000.
(10) Preferred Stock
          The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in seven series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series	Series	Series	Series	Series	Series	Series
	2003B	2004	2005	2006	2006B	2006C	2007

Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000	200	205

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding
December 31, 2006	1,790,000	625,000	2,708,550	1,200,000	750,000	—	—
December 31, 2007	1,685,000	625,000	2,649,726	1,200,000	700,000	200	190

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None	None	None	None
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
          During 2007, there were $213,070 of dividends expensed for Series 2003B Preferred Stock. On August 8, 2007, the Board elected to pay all accrued dividends with additional shares. Therefore, $222,796 of accrued dividends were paid by issuing 148,530 shares of restricted Axcess common shares. As of December 31, 2007 and December 31, 2006 dividends payable for the Series 2003B preferred stock were $83,991 and $93,717, respectively. During 2007 we had nine holders of the Series 2003B convert their 105,000 shares to common stock. As of December 31, 2007 and 2006, the Company had 1,685,000 and 1,790,000 shares of Series 2003B Preferred shares outstanding, respectively.
          In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of December 31, 2007 that amount is reflected in accumulated deficit on our balance sheet.

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
          During 2007, there were $105,288 of dividends expensed for Series 2004 Preferred Stock. On August 8, 2007, the Board elected to pay all accrued dividends with additional shares. Therefore, $108,164 of accrued dividends were paid by issuing 72,110 shares of restricted Axcess common shares. As of December 31, 2007 and 2006 dividends payable for the Series 2004 preferred stock were $42,000 and $44,877, respectively. As of December 31, 2007 and 2006, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.
          In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of December 31, 2007 that amount is reflected in accumulated deficit on the balance sheet.
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
          During 2007 we had one holder of the Series 2005 convert their 58,824 shares to common stock. As of December 31, 2007 and 2006, the Company had 2,649,726 and 2,708,550 shares of Series 2005 Preferred shares outstanding, respectively.
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
          As of December 31, 2007 and 2006, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.

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
          During 2007 we had two holders of the Series 2006B convert their 50,000 shares to common stock. As of December 31, 2007 and 2006, the Company had 700,000 and 750,000 shares of Series 2006B Preferred shares outstanding, respectively.
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
          As of December 31, 2007 and 2006, the Company had 200 shares of Series 2006C Preferred shares outstanding.
          (g) Series 2007 Preferred Stock
          During the third quarter of 2007, the Company raised $2,050,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2007 Preferred and consists of 205 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to ten thousand basis at $1.00. In addition, the Company issued 1,025,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The Company will use the proceeds from the sale of the 2007 Preferred stock for general working capital.
          $250,000 of the 2007 Preferred Equity Offering was from Richard C.E. Morgan our chairman and an affiliate of the Amphion Group.
          The Company also recorded an additional preferred stock dividend of $2,050,000 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2007 Preferred Stock Equity closed during the quarter.
          During 2007 we had two holders of the Series 2007 convert their 15 shares to common stock. As of December 31, 2007, the Company had 190 shares of Series 2007 Preferred shares outstanding, respectively.
(11) Related Party Advisory Fees
          In 2005, Axcess entered into a one year Borrowed Employees and Advisory Agreement with Amphion Capital Partners LLC (“ACP”), to assist us in a variety of areas relating to investor relations and technology research. ACP will provide Axcess with the use of employees who will be dedicated, on a part-time basis, to provide these services, in addition to the services of Robert Bertoldi and Richard Morgan. ACP will provide Axcess the following: (i) Identification, evaluation and advice on a variety of options the Axcess to undertake to enhance its current technology offering, including sources of complementary technology and technology partnering; (ii) Investor relations services, including becoming the initial point of contact for the Preferred Equity Investors, providing both materials and information to interested parties; (iii) Advice and assistance with strategies relating to asset enhancement and maximization of asset utilization, including those associated with and intellectual property assets. In return Axcess has agreed to pay ACP $7,500 per month in advance. During 2006, Axcess elected to renew the contract and the payment was raised to $10,000 per month in advance. The total amount paid under this agreement was $100,000 and $70,000 for the twelve months ended December 31, 2007 and 2006, respectively.

(12) Employee Benefit Plans
          The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participant’s contribution. Participants are vested in the Company’s matching contribution after 4 years of full time service and may join the plan January or July of each year. The Company suspended its matching contribution on February 28, 2001.
(13) Stock Options and Warrants
          Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period. During 2007 and 2006, the Company made grants of 55,000 and 340,000, respectively, as inducements for the employment of certain officers of the Company, which does not reduce the 5,000,000 options available for grant under the stock option plan.
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
          Stock option transactions for the years ended December 31, 2007 and 2006 are summarized below:

	2007		2006
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE
Options outstanding at beginning of year	4,616,873	$1.95	3,117,485	$2.40
Options granted	1,165,000	1.50	1,683,000	1.04
Options exercised	(38,150)	0.42	(19,200)	0.40
Options forfeited	(192,750)	1.69	(164,412)	1.47

Options outstanding at end of year	5,550,973	1.87	4,616,873	1.95

Options exercisable at end of year	3,383,596	1.98	2,647,869	2.19

Options available for grant at the end of the year	2,712,000		3,758,000

Fair value of options granted during the year	1,398,550		1,531,730

The options outstanding at December 31, 2007 have exercise prices as indicated in the table below.

			Intrinsic Value of
	Number of	Weighted Average	Vested Unexercied
Option Price	Options	Remaining Life	Options

$0.00 - $1.00	808,500	5.74	$632,080
$1.01 - $2.00	3,566,258	7.90	311,420
$2.01 - $3.00	714,375	2.30
$3.01 - $4.00	193,840	2.83
$4.01 - $5.00	20,000	3.42
$5.01 - $6.25	248,000	2.22

Total	5,550,973	6.42	$943,500

          The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at December 31:

	2007		2006
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	WARRANTS	PRICE	OPTIONS	PRICE
Warrants outstanding at beginning of year	6,641,721	$2.10	4,184,474	$1.70
Warrants issued	2,090,490	1.99	3,102,055	2.75
Warrants exercised	(50,000)	1.50	(50,000)	0.65
Warrants expired unexercised	(374,998)	2.28	(594,808)	2.50

Warrants outstanding at end of year	8,307,213	1,73	6,641,721	2.10

The warrants outstanding at December 31, 2007 have exercise prices as indicated in the table below.

	Number of	Weighted Average
Strike Price	Warrants	Remaining Life

$0.00 - $1.00	—	—
$1.01 - $2.00	8,307,213	3.13

Total	8,307,213	3.13

          During the twelve months ended December 31, 2006 the Company issued an additional 3,102,055 warrants in conjunction with various exempt equity offerings. The warrant price ranged from $1.50 to $2.00 and they expire between January 28, 2010 and December 01, 2011. During that same period the Company had 50,000 warrants exercised and 594,808 warrants expire without being exercised.
          During the twelve months ended December 31, 2007 the Company issued an additional 2,090,490 warrants in conjunction with various exempt equity offerings. The warrant price ranged from $1.43 to $2.00 and they expire between January 28, 2010 and December 17, 2012. During that same period the Company had 50,000 warrants exercised and 374,998 warrants expire without being exercised.
(14) Commitments and Contingencies
          From time to time we may be named in claims arising in the ordinary course of business. Currently, no material legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.
          However, Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At December 31, 2007, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
          In 2005, Axcess entered into a one year Borrowed Employees and Advisory Agreement with Amphion Capital Partners LLC (“ACP”), an affiliate of Amphion Group, our major shareholder, to assist us in a variety of areas relating to investor relations and technology research. The contract was renewed in 2006 and 2007. Axcess paid ACP $75,000 during 2005, $70,000 during 2006 and $100,000 in 2007.
(15) Income Taxes
          There was no provision for income taxes for the years ended December 31, 2007 and 2006 due to the net loss incurred for each year and the valuation established against the net deferred tax assets. The Company had no material deferred tax liabilities at December 31, 2007.
          The provision for income taxes is reconciled with statutory rate for the year ended December 31, 2007 as follows:

December 31,
2007
Provision computed at federal statutory rate	$(1,681,872)

Permanent differences:
Changes in prior year estimates	17,046
Research and development wages & expenses	36,294
Meals and entertainment	3,055

56,395

State taxes	(148,205)
Changes in prior year estimates	(50,136)
Tax credits	(106,748)
Other	79,566
Change in valuation allowance	1,851,000

$—

          The Company had the following deferred tax assets as of December 31, 2007 and 2006 as follows:

	December 31,	December 31,
	2007	2006
Net operating loss	$20,377,000	$18,452,000
Property, equipment and intangibles	374,000	1,378,000
Other	1,015,000	85,000
Valuation allowance	(21,766,000)	(19,915,000)

	$—	$—

          The valuation allowance increased by approximately $1,851,000 and $601,000 during the years ended December 31, 2007 and 2006, respectively.
          At December 31, 2006 and 2005, the Company had a net operating loss carry forward of approximately $55,000,000 and $50,000,000, respectively for U.S. federal income tax purposes. The net operating loss will expire from 2008 through 2027.
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
(16) Subsequent Event (Unaudited)
          During the first quarter of 2008, Axcess has continued to borrow money from Amphion Innovations plc. Axcess has entered into five additional simple interest convertible notes. The total additional borrowings are $478,000 for a total outstanding amount at March 31, 2008 of $628,000. In connection with the Amphion Innovations plc convertible notes, Axcess has issued a total of 121,891 warrants to purchase Axcess Common Shares. The warrants have a strike price of $1.13 — $1.30 and reflect the closing price on the date the warrants were issued. The expense associated with the warrants will be reflected in additional interest expense.
          On March 31, 2008, Axcess entered into an agreement with the developer of the Dot whereby Axcess has agreed to pay a minimum commercialization fee of one million dollars over the next six years. The amount is still contingent on the supplier completing the testing and certifying the product is within all of the original specifications.
          Axcess is in the final stages of negotiating a new building lease for its Texas headquarters. The new space is approximately 10,013 square feet. The new lease is anticipated to start during the second quarter of 2008. The total commitment of the new lease is $550,715.