Form 10-Q
period 2008-03-31
AXCESS INTERNATIONAL INC/TX
filed 2008-05-15
CIK 710597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated file and “Smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding on April 30, 2008: 29,489,927

AXCESS INTERNATIONAL INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$400	$59,089
Accounts receivable — trade, net of allowance for doubtful accounts of $30,498 and $32,363 for 2008 and 2007, respectively.	89,723	257,957
Inventory, net	181,815	193,405
Prepaid expenses and other	63,423	77,506

Total current assets	335,361	587,957

Property, plant and equipment, net	9,806	12,003
Deferred debt issuance costs	46,446	30,421
Other assets	55,875	56,438

Total assets	$447,488	$686,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$768,748	$172,278
Accrued liabilities	1,350,403	1,309,979
Deferred revenue	23,148	42,060
Notes payable (includes $628,000 and $150,000 with a related party in 2008 and 2007, respectively)	628,000	150,000
Dividends payable	202,946	125,991

Total current liabilities	2,973,245	1,800,308

Notes payable (includes $393,787 with a related party in 2008 and 2007)	2,858,346	2,858,346

Total liabilities	5,831,591	4,658,654

Commitments and contingencies (Notes 1(h) and 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2008 and 2007. Without liquidation preferences; $0.01 par value, 6,750,111 and 6,860,116 shares issued and outstanding in 2008 and 2007, respectively	67,501	68,601
Common stock, $.01 par value, 70,000,000 shares authorized in 2008 and 2007; 29,489,927 shares issued and outstanding in 2008 and 29,304,927 shares issued and outstanding in 2007.	294,900	293,050
Shares of common stock to be issued, 25,000 shares as of December 31, 2007	—	250
Additional paid-in capital	163,246,484	162,947,266
Accumulated deficit	(168,992,988)	(167,281,002)

Total stockholders’ deficit	(5,384,103)	(3,971,835)

Total liabilities and stockholders’ deficit	$447,488	$686,819

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Sales	$176,486	$1,023,023
Cost of sales	105,727	661,486

Gross profit	70,759	361,537
Expenses:
Research and development	871,590	1,125,334
General and administrative	387,435	409,163
Selling and marketing	326,050	572,596
Depreciation and amortization	4,292	4,508

Operating expenses	1,589,367	2,111,601

Loss from operations	(1,518,608)	(1,750,064)

Other income (expense):
Interest expense, net	(116,494)	(83,328)
Gain in vendor settlements	71	23,141

Other expense, net	(116,423)	(60,187)

Net loss	(1,635,031)	(1,810,251)

Preferred stock dividend requirements:
Recurring	(76,955)	(80,573)
2006C Preferred equity offering	—	(2,000,000)

Preferred stock dividend requirements	(76,955)	(2,080,573)

Net loss applicable to common stock	$(1,711,986)	$(3,890,824)

Basic and diluted net loss per share	$(0.06)	$(0.14)

Weighted average shares of common stock outstanding	29,388,883	28,667,849

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,635,031)	$(1,810,251)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,292	4,508
Amortization of financing discount and issuance costs, net	(16,025)	42,241
Gain on vendor settlements and statutory write-off of payables	71	(2,857)
Warrants issued for services	(15,791)	—
Stock based compensation expense	223,617	165,318
Changes in operating assets and liabilities:
Accounts receivable	168,234	(118,557)
Inventory	11,590	82,996
Prepaid expenses and other	14,083	(11,448)
Other assets	563	—
Accounts payable and accrued expenses	709,803	1,120,397

Net cash used by operating activities	(534,594)	(527,653)

Cash flow from investing activities:
Capital expenditures	(2,095)	(5,714)

Net cash used by investing activities	(2,095)	(5,714)

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	—	1,700,000
Net proceeds from exercise of employee options	—	3,760
Borrowings / (principal payments) on financing agreements	478,000	(246,784)

Net cash provided by financing activities	478,000	1,456,976

Net change in cash and cash equivalents	(58,689)	923,609
Cash and cash equivalents, beginning of period	59,089	347,361

Cash and cash equivalents, end of period	$400	$1,270,970

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrants issued as a debt discount	$91,892	$—
Accrued preferred stock dividends	76,955	80,573
Conversion of preferred shares into common stock	1,100	650
See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Summary of Significant Accounting Policies
     (a) Description of Business and Going Concern
          The Company is a provider of patented Radio Frequency Identification (“RFID”) and Real Time Location Systems (“RTLS”) solutions that locate, track, monitor, count and protect people, assets, and vehicles, thereby improving productivity, security and access to real-time intelligence. The Company’s multiuse, single-system solutions include active, dual and semi-active RFID tags, activators and readers that support automatic monitoring and tracking applications, such as electronic asset protection and asset management, and automatic personnel and vehicle access control. Axcess’ web-based software provides a suite of management tools that include reporting, display, decision and control functions that enable productivity, security and local positioning.
          The Company’s business plan for 2008 is predicated principally upon the successful marketing of its RFID. During the first three months of 2008, operating activities utilized approximately $0.5 million of cash. However, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2008. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.
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

     The accompanying unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.
     (d) Critical Accounting Policies and Estimates
     Our most critical accounting policies, which are those that require significant judgment, include: allowance for doubtful accounts, inventory valuation, warranty costs, the valuation allowance for deferred tax assets, the value of components of equity and debt instruments and stock based compensation expense. In-depth descriptions of these can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “2007 Form 10-KSB”). There have been no material changes in our existing accounting policies from the disclosures included in our 2007 Form 10-KSB.
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
     (f) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$23,189	$13,853
Work-in-process	94	104
Finished goods	158,532	179,448

	$181,815	$193,405

     The Company recorded a charge of $8,419 for inventory impairment during the year ended December 31, 2007. The amounts reflect items that have not been able to be used by the Company’s contract manufacturers in the building of additional products. The impairment charges were as a result of the change in strategy to contract manufacturing.

     The components of cost of sales are summarized as follows:

	March 31,	March 31,
	2008	2007
Product cost	$105,618	$661,486
Warranty expense	109	—
Inventory impairment	—	—

	$105,727	$661,486

     (g) Stock-Based Compensation
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
     Stock based compensation expense under SFAS 123R for the three months ended March 31, 2008 and 2007 was $223,617 and $165,318, respectively which was recorded in operating expenses. This expense increased net loss per share by $0.008 and $0.006 for 2008 and 2007, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
     The Black-Scholes option-pricing model was used to estimate the option fair value. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, risk-free interest rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods at the time of the grants equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107. There were no options granted during the three months ended March 31, 2008 and 2007.
     The following table illustrates the effect on operating expenses:

	March 31,	March 31,
	2008	2007
Research and development expense	$75,324	$39,774
General and administrative expense	110,729	93,385
Selling and marketing expense	37,564	32,159

Total	$223,617	$165,318

     (h) Stock Options and Warrants
     Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period. During the three months ended March 31, 2008 the Company made no grants under the stock option plan.
     With the shareholders approval of the 2005 Equity Incentive Plan, the Company will not issue anymore options under the Company’s 2001 Equity Incentive Plan or the Directors Compensation Plan. As of March 31, 2008 the Company had 375,715 options outstanding from the 1991 Equity Plan, 151,000 from the Directors plan, 1,731,258 from the 2001 Equity plan and 1,005,000 issued as inducements to hire. In total the Company had 3,262,973 employee options outstanding from plans other than the 2005 Equity Incentive Plan.

     The following table summarizes employee stock options outstanding and changes during the quarterly periods ended March 31, 2008:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at January 1, 2008	5,550,973	$1.87
Options granted	—	—
Options exercised	—	—
Options forfeited	(15,000)	1.50

Options outstanding at March 31, 2008	5,535,973	1.87	6.16	$619,525

Options exercisable at March 31, 2008	3,859,598	1.91	6.14	$910,190

Options available for grants as of March 31, 2008	2,727,000

The options outstanding at March 31, 2008 have exercise prices as indicated in the table below:

			Intrinsic Value of
	Number of	Weighted Average	Vested Unexercised
Option Price	Options	Remaining Life	Options

$0.00 - $1.00	808,500	5.49	$510,805
$1.01 - $2.00	3,551,258	7.64	108,720
$2.01 - $3.00	714,375	2.06
$3.01 - $4.00	193,840	2.58
$4.01 - $5.00	20,000	3.17
$5.01 - $6.25	248,000	1.98

Total	5,535,973	6.16	$619,525

     The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at March 31, 2008:

		WEIGHTED
		AVERAGE
		EXERCISE
	WARRANTS	PRICE
Warrants outstanding at beginning of year	8,307,213	$1.73
Warrants issued	121,891	1.18
Warrants exercised	—	—
Warrants expired unexercised	(500,000)	2.00

Warrants outstanding at end of year	7,929,104	1.71

The warrants outstanding at March 31, 2008 have exercise prices as indicated in the table below.

	Number of	Weighted Average
Strike Price	Warrants	Remaining Life

$0.00 - $1.00	—	—
$1.01 - $2.00	7,929,104	3.36

Total	7,929,104	3.36

     During the three months ended March 31, 2008 the Company issued an additional 121,891 warrants in conjunction with various debt offerings. The warrant price ranged from $1.08 to $1.42 and they expire between January 14, 2013 and March 25, 2013. During that same period the Company had 500,000 warrants expire without being exercised.
     (i) Revenue Recognition

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
     We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance. These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue. Deferred revenue was $23,148 as of March 31, 2008 and $42,060 as of December 31, 2007.
(2) Contingencies
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At March 31, 2008, we had accrued the delinquent amounts we expect to be liable for, based on the claims described in this paragraph.
(3) Preferred Stock
     The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series	Series	Series	Series	Series	Series	Series
	2003B	2004	2005	2006	2006B	2006C	2007

Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000	200	205

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding
December 31, 2007	1,685,000	625,000	2,649,726	1,200,000	700,000	200	190
March 31, 2008	1,575,000	625,000	2,649,726	1,200,000	700,000	200	185

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None	None	None	None

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
     As of March 31, 2008, there was $134,768 of dividends accrued for Series 2003B Preferred Stock. During the three months ended March 31, 2008 we had two holders of the Series 2003B convert their 110,000 shares to common stock. As of March 31, 2008 and December 31, 2007, the Company had 1,575,000 and 1,685,000 shares of Series 2003B Preferred shares outstanding, respectively.
     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of March 31, 2008 that amount is reflected in accumulated deficit on the balance sheet.
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
     Dividends payable were $68,178 and $42,000 for Series 2004 Preferred stock at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, the Company had 625,000 shares of Series 2004 Preferred shares outstanding.
     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of March 31, 2008 that amount is reflected in accumulated deficit on the balance sheet.
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
     As of March 31, 2008 and December 31, 2007, the Company had 2,649,726 shares of Series 2005 Preferred shares outstanding.
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
     As of March 31, 2008 and December 31, 2007, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.
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
     As of March 31, 2008 and December 31, 2007, the Company had 700,000 shares of Series 2006B Preferred shares outstanding.
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
     As of March 31, 2008 and December 31, 2007, the Company had 200 shares of Series 2006C Preferred shares outstanding.
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
     During the three months ended March 31, 2008 we had one holder of the Series 2007 convert his 5 shares to 50,000 shares of common stock. As of March 31, 2008 and December 31, 2007, the Company had 185 and 190 shares of Series 2007 Preferred shares outstanding, respectively.
     The Company also recorded an additional preferred stock dividend of $2,050,000 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2007 Preferred Stock Equity closed during the quarter.
(4) Notes Payable
     PV Proceeds Holdings, Inc.
     Axcess reached an Agreement to Amend the Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million non-interest bearing note that was due December 31, 2002 and was in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity on December 31, 2007. Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2012. Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%. Axcess has also agreed to reduce the principal amount due by 10% of any equity proceeds and 20% of all proceeds from options and warrants exercised.
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
     Convertible Note
     On December 17, 2007 and through March 31, 2008, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If Axcess completes an offering of any of its securities and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. As of March 31, 2008 the outstanding principal balance on all of the outstanding notes is $628,000 and the Company has issued 121,891 warrants with strike prices that range from $1.08 to $1.42 with a weighted average of $1.18 during the three months ended March 31, 2008. The notes and balances as of March 31, 2008 are:

	Balance as of
Date of Note	March 31, 2008	Due Date	Interest Rate

December 17, 2007	$150,000	January 15, 2008	5.0%
January 14, 2008	150,000	February 15, 2008	5.0%
February 20, 2008	150,000	March 15, 2008	5.0%
February 28, 2008	60,000	March 31, 2008	5.0%
March 14, 2008	63,000	April 15, 2008	5.0%
March 25, 2008	55,000	April 30, 2008	5.0%

Total	$628,000

(5) Significant Customers
     During the three months ended March 31, 2008, the Company had one customer that accounted for 17% of revenue. During the three months ended March 31, 2007 the Company had one customer that accounted for 60% of product sales.
(6) Subsequent Event
     On April 25, 2008, the Company raised $1,200,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors, which have previously invested in Axcess. The Preferred Stock is designated as 2008 Preferred and consists of 120 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a 1 to 10,000 basis. In addition, the Company issued 1,200,000 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share.
     The company has also entered into three additional loans with Amphion Innovations plc. totaling $217,273 bringing the total to $845,273. The Company also repaid $100,000 with the proceeds from the recently completed equity offering leaving the total outstanding at May 14, 2008 as $745,273.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as, “may,” “expect,” “could,” “plan,” “seek,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.
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
     A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2007 Annual Report on Form 10-KSB.
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
Recent Developments: Going Concern and Liquidity Problems
     Our auditors included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2007. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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
Liquidity and Capital Resources
     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At March 31, 2008, we had working capital deficit of $2,637,884.
     Our operations generated losses in 2007 and continue to generate losses in 2008. Our cash decreased $58,689 during the three months ended March 31, 2008 with operating activities using $534,594 of cash. We funded operations through cash raised from contingently convertible debt. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2008 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2008.
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
Amphion Convertible Note
     On December 17, 2007 and through March 31, 2008, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If Axcess completes an offering of any of its securities and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. As of March 31, 2008 the outstanding principal balance on all of the outstanding notes is $628,000 and the Company has issued 121,891 warrants with strike prices that range from $1.08 to $1.42 with a weighted average of $1.18 during the three months ended March 31, 2008. The notes and balances as of March 31, 2008 are:

	Balance as of March
Date of Note	31, 2008	Due Date	Interest Rate

December 17, 2007	$150,000	January 15, 2008	5.0%
January 14, 2008	150,000	February 15, 2008	5.0%
February 20, 2008	150,000	March 15, 2008	5.0%
February 28, 2008	60,000	March 31, 2008	5.0%
March 14, 2008	63,000	April 15, 2008	5.0%
March 25, 2008	55,000	April 30, 2008	5.0%

Total	$628,000

Sales and Marketing Initiatives
     In the past our sales volume has not been sufficient to sustain our operations. During 2007, we continued to see broad-based awareness and acceptance of RFID on a world-wide basis. Our approach for 2008 has been:
1.	We continue to focus on replicating our past success;

2.	We continue to add integrators and partners to our sales channel;

3.	We continue to improve our professional skill sets and resources to grow the business.
     While there can be no assurance that our efforts will be successful, we believe that these accomplishments will assist us in our goal of becoming profitable.
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Sales and Gross Profit. Sales for the three months ended March 31, 2008 were $176,486 and for the three months ended March 31, 2007 were $1,023,023. Cost of sales for the three months ended March 31, 2008 were $105,727 and for the three months ended March 31, 2006 were $661,486. The gross profit for the three months ended March 31, 2008 was $70,759 and $361,537 for the three months ended March 31, 2007. The majority of the decrease in sales is a result of the Barbados Contract awarded in January 2007. The gross margin percent for the three months ended March 31, 2008 was 40% compared to 35% for the same period in 2007. The higher gross margin percent was a result of the deferral of revenue and related costs associated with the Barbados contract as a result of the project not being fully implemented as of March 31, 2007. We continue to expect the margin will continue to be stable in the 40% to 50% range.
     Operating Expenses. Operating expenses were $1,589,367 for the three months ended March 31, 2008 and $2,111,601 for the three months ended March 31, 2007. The majority of the decrease relates to the timing of the development of our next generation product and the decreased selling expense related to the Barbados contract.
     Research and development expenses were $871,590 for the three months ended March 31, 2008 and $1,125,334 for the three months ended March 31, 2007. The majority of the decrease relates to the timing of the development of the next generation RFID product, Enterprise Dot. We released this new product during the second half of 2007. We are continuing to expense the development as incurred.
     Corporate general and administrative expenses were $387,435 for the three months ended March 31, 2008 and $409,163 for the three months ended March 31, 2007. The decrease is related to a reduction in investor relations fees and reduced legal fees. However, we did have an increase in stock based compensation and outside audit fees.
     Selling and marketing expenses were $326,050 for the three months ended March 31, 2008 and $572,596 for the three months ended March 31, 2007. The majority of the decrease relates to selling expenses relating to the Barbados contract that were paid in 2007.
     Depreciation and amortization expenses were $4,292 for the three months ended March 31, 2008 and $4,508 for the three months ended March 31, 2007. The decrease is a result of decreased depreciation expense as a result of the age of our equipment.
     Other expenses, net. Other expenses, net, were $116,423 for the three months ended March 31, 2007 and $60,187 for the three months ended March 31, 2007. Interest expense was $33,166 higher during the three months ended March 31, 2008, compared to the three months ended March 31, 2007, reflecting the expense associated with the warrants that were issued with the convertible notes. The gain on vendor settlements was also reduced by $23,070.
     Net Loss. Net loss was $1,635,031 for the three months ended March 31, 2008, compared to a loss of $1,810,251 for the three months ended March 31, 2007. The decrease is mainly related to a decrease in research and development relating to the next generation product development and a decrease in selling expenses related to the Barbados Contract.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $76,955 for three months ended March 31, 2008 and $2,080,573 for three months ended March 31, 2007. During 2007 we expensed $2,000,000 related to the 2006C Preferred equity offering. Recurring preferred Stock dividend requirements were $76,955 and $80,573 in 2007 and 2006, respectively.
Other

     Inflation. During the last two fiscal years inflation has not had, and is not expected to have during this fiscal year, a material impact on the operations and financial condition of the Company.
     Item 3. Quantitative and Qualitative Disclosure about Market Risk
     None
Item 4. Controls and Procedures
Controls and Procedures
     The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2007. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.
   Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2008. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.
     We intend to remediate these material weaknesses during 2008. Notwithstanding these material weaknesses, we believe that our financial conditions, results of operations and cash flows presented in this report of Form 10-Q are fairly presented in all material respects.
(b) Changes in Internal Controls
   During the period ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At March 31, 2008, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 1A. Risk Factors
     Not required
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended March 31, 2008, the Company issued unregistered securities in connection with the transactions described below. The proceeds were used for general working capital requirements. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
Warrants

     During the three months ended March 31, 2008 the Company issued an additional 121,891 warrants in conjunction with various debt offerings. The warrant price ranged from $1.08 to $1.42, with a weighted average strike price of $1.18 and they expire between January 14, 2013 and March 25, 2013. During that same period the Company had 500,000 warrants expire without being exercised.
2003B Preferred Equity
     During the three months ended March 31, 2008 two holders elected to convert 110,000 shares into 110,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement.
2007 Preferred Equity
     During the three months ended March 31, 2008 one holder elected to convert 5 shares into 50,000 shares of Axcess common stock and one holder had his 25,000 shares issued having previously been converted. These shares had been previously registered under an SB-2 registration statement.
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

May 15, 2008