Form 10-Q
period 2008-06-30
AXCESS INTERNATIONAL INC/TX
filed 2008-08-14
CIK 710597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☑
                          (Do not check if a smaller reporting company)
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Number of shares of common stock outstanding on August 10, 2008: 30,204,931

AXCESS INTERNATIONAL INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets at June 30, 2008 and December 31, 2007 (unaudited)

Statements of Operations for the Three Months and Six Months ended June 30, 2008 and 2007 (unaudited)

Statements of Cash Flows for the Six Months ended June 30, 2008 and 2007 (unaudited)

Notes to Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES
Form of Stock Purchase Agreement
Section 302 Certification
Section 302 Certification
Section 906 Certification
Section 906 Certification

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$224,008	$59,089
Accounts receivable — trade, net of allowance for doubtful accounts of $17,285 and $32,363 for 2008 and 2007, respectively	132,995	257,957
Inventory, net	165,124	193,405
Prepaid expenses and other	71,829	77,506

Total current assets	593,956	587,957

Property, plant and equipment, net	11,382	12,003
Deferred debt issuance costs	21,875	30,421
Other assets	66,009	56,438

Total assets	$693,222	$686,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$702,084	$172,278
Accrued liabilities	1,410,990	1,309,979
Deferred revenue	23,712	42,060
Notes payable (includes $745,273 and $150,000 with a related party in 2008 and 2007, respectively)	847,273	150,000
Dividends payable	183,634	125,991

Total current liabilities	3,167,693	1,800,308

Notes payable (includes $393,787 with a related party in 2008 and 2007)	2,756,346	2,858,346
Debt discount	(16,429)	—

Total liabilities	5,907,610	4,658,654

Commitments and contingencies (Notes 1 and 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2008 and 2007. Without liquidation preferences; $0.01 par value, 6,125,231 and 6,860,116 shares issued and outstanding in 2008 and 2007, respectively	61,252	68,601
Common stock, $.01 par value, 70,000,000 shares authorized in 2008 and 2007; 30,204,931 shares issued and outstanding in 2008 and 29,304,927 shares issued and outstanding in 2007	302,050	293,050
Shares of common stock to be issued 25,000 shares as of December 31, 2007	—	250
Additional paid-in capital	164,649,065	162,947,266
Accumulated deficit	(170,226,755)	(167,281,002)

Total stockholders’ deficit	(5,214,388)	(3,971,835)

Total liabilities and stockholders’ deficit	$693,222	$686,819

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	$487,345	$1,658,758	$663,831	$2,681,781
Cost of sales	258,868	482,621	364,595	1,144,107

Gross profit	228,477	1,176,137	299,236	1,537,674
Expenses:
Research and development	536,098	1,169,091	1,407,687	2,294,425
General and administrative	358,372	449,022	745,808	858,184
Selling and marketing	317,693	339,180	643,743	911,777
Depreciation and amortization	2,670	4,020	6,962	8,528

Operating expenses	1,214,833	1,961,313	2,804,200	4,072,914

Loss from operations	(986,356)	(785,176)	(2,504,964)	(2,535,240)

Other income (expense):
Interest expense	(178,066)	(81,118)	(294,560)	(164,444)
Gain on vendor settlements	2,247	2,659	2,318	25,799

Other income (expense), net	(175,819)	(78,459)	(292,242)	(138,645)

Net loss	(1,162,175)	(863,635)	(2,797,206)	(2,673,885)

Preferred stock dividend requirements:
Recurring	(71,592)	(78,861)	(148,547)	(159,435)
2006C Preferred equity offering	—	—	—	(2,000,000)
2008 Preferred equity offering	(558,686)	—	(558,686)	—

Preferred stock dividend requirements	(630,278)	(78,861)	(707,233)	(2,159,435)

Net loss applicable to common stock	$(1,792,453)	$(942,496)	$(3,504,439)	$(4,833,320)

Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.12)	$(0.17)

Weighted average shares of common stock outstanding	29,574,213	28,737,469	29,486,548	28,702,852

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,797,206)	$(2,673,885)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,962	8,528
Amortization of financing discount and issuance costs, net	(7,883)	84,481
Gain on vendor settlements and statutory write-off of payables	71	(2,857)
Warrants issued for services	(10,604)	—
Stock based compensation expense	386,159	324,512
Changes in operating assets and liabilities:
Accounts receivable	124,962	63,500
Inventory	28,281	143,867
Prepaid expenses and other	5,677	(34,868)
Other assets	(9,571)	—
Accounts payable and accrued expenses	829,140	756,301

Net cash used by operating activities	(1,444,012)	(1,330,421)

Cash flow from investing activities:
Capital expenditures	(6,341)	(6,405)

Net cash used by investing activities	(6,341)	(6,405)

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	1,019,999	1,700,000
Net proceeds from exercise of employee options	—	8,840
Principal payments on financing agreements	(100,000)	(246,784)
Borrowings on financing agreements	695,273	—

Net cash provided by financing activities	1,615,272	1,462,056

Net change in cash and cash equivalents	164,919	125,230
Cash and cash equivalents, beginning of period	59,089	347,361

Cash and cash equivalents, end of period	$224,008	$472,591

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrants issued as a debt discount	$91,892	$—
Accrued preferred stock dividends	76,955	159,435
Conversion of preferred shares into common stock	1,100	650
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
     The Company’s business plan for 2008 is predicated principally upon the successful marketing of its RFID. During the first six months of 2008, operating activities utilized approximately $1.4 million of cash. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2008. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.
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

     The accompanying unaudited financial statements as of June 30, 2008 and for the three months and six months ended June 30, 2008 and 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.
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
     (f) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$27,164	$13,853
Work-in-process	89	104
Finished goods	137,871	179,448

	$165,124	$193,405

     The Company recorded a charge of $8,419 for inventory impairment during the year ended December 31, 2007. The amounts reflect items that have not been able to be used by the Company’s contract manufacturers in the building of additional products. The impairment charges were as a result of the change in strategy to contract manufacturing and the reduction of sales of video products.

     The components of cost of sales are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Product cost	$228,978	$482,621	$334,596	$1,144,107
Warranty expense	29,890	—	29,999	—
Inventory impairment	—	—	—	—

Total	$258,868	$482,621	$364,595	$1,144,107

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
     Stock based compensation expense under SFAS 123R for the six months ended June 30, 2008 and 2007 was $386,159 and $324,512, respectively which was recorded in operating expenses. This expense increased net loss per share by $0.013 and $0.011 for 2008 and 2007, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
     The Black-Scholes option-pricing model was used to estimate the option fair value. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, risk-free interest rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods at the time of the grants equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107. There were no options granted during the six months ended June 30, 2008 and 2007.
     The following table illustrates the effect on operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development expense	$63,698	$39,774	$139,022	$79,548
General and administrative expense	70,712	93,385	181,440	186,770
Selling and marketing expense	28,132	26,035	65,697	58,194

Total	$162,542	$159,194	$386,159	$324,512

     (h) Stock Options and Warrants
     Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period. During the six months ended June 30, 2008 the Company made no grants under the stock option plan.
     With the shareholders approval of the 2005 Equity Incentive Plan, the Company will not issue anymore options under the Company’s 2001 Equity Incentive Plan or the Directors Compensation Plan. As of June 30, 2008 the Company had 375,715 options outstanding from the 1991 Equity Plan, 151,000 from the Directors plan, 1,731,258 from the 2001 Equity plan and 1,005,000 issued as inducements to hire. In total the Company had 3,262,973 employee options outstanding from plans other than the 2005 Equity Incentive Plan.

     The following table summarizes employee stock options outstanding and changes during the six months ended June 30, 2008:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding at January 1, 2008	5,550,973	$1.87
Options granted	—	—
Options exercised	—	—
Options forfeited	(130,000)	1.46

Options outstanding at June 30, 2008	5,420,973	1.88	5.85	$457,705

Options exercisable at June 30, 2008	3,902,098	1.90	5.66	$562,125

Options available for grants as of June 30, 2008	2,802,000

The options outstanding at June 30, 2008 have exercise prices as indicated in the table below:

			Intrinsic Value of
	Number of	Weighted Average	Vested Unexercised
Option Price	Options	Remaining Life	Options
$0.00 - $1.00	808,500	5.24	$556,175
$1.01 - $2.00	3,436,258	7.34	5,950
$2.01 - $3.00	714,375	1.81
$3.01 - $4.00	193,840	2.34
$4.01 - $5.00	20,000	2.92
$5.01 - $6.25	248,000	1.73

Total	5,420,973	5.85	$562,125

     The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at June 30, 2008:

		WEIGHTED
		AVERAGE
		EXERCISE
	WARRANTS	PRICE
Warrants outstanding at beginning of year	8,307,213	$1.73
Warrants issued	1,512,218	1.42
Warrants exercised	—	—
Warrants expired unexercised	(500,000)	2.00

Warrants outstanding at end of year	9,319,431	1.67

The warrants outstanding at June 30, 2008 have exercise prices as indicated in the table below.

	Number of	Weighted Average
Strike Price	Warrants	Remaining Life
$0.00 - $1.00	32,300	4.96
$1.01 - $2.00	9,287,131	3.69

Total	9,319,431	3.69

     During the six months ended June 30, 2008 the Company issued an additional 1,512,218 warrants in conjunction with various debt and preferred equity offerings. The warrant price ranged from $1.00 to $1.50 and they expire between January 15, 2013 and June 30, 2013. During that same period the Company had 500,000 warrants expire without being exercised.

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
     We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance. These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue. Deferred revenue was $23,712 as of June 30, 2008 and $42,060 as of December 31, 2007.
(2) Contingencies
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At June 30, 2008, we had accrued the delinquent amounts we expect to be liable for, based on the claims described in this paragraph.
(3) Preferred Stock
     The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series	Series	Series	Series	Series	Series	Series	Series
	2003B	2004	2005	2006	2006B	2006C	2007	2008
Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000	200	205	120

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding
December 31, 2007	1,685,000	625,000	2,649,726	1,200,000	700,000	200	190	—
June 30, 2008	1,575,000	—	2,649,726	1,200,000	700,000	200	185	120

Conversion ratio (or	1 to 1 into voting	1 to 1 into voting	1 to 1 into voting	1 to 1 into voting	1 to 1 into voting	1 to 10,000 into	1 to 10,000 into	1 to 10,000 into
conversion price) of preferred shares into common	common stock	common stock	common stock	common stock	common stock	voting common stock	voting common stock	voting common stock

Liquidation preference	None	None	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None	None	None	None	None

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
     As of June 30, 2008, there was $183,634 of dividends accrued for Series 2003B Preferred Stock. During the six months ended June 30, 2008 we had two holders of the Series 2003B convert their 110,000 shares to common stock. As of June 30, 2008 and December 31, 2007, the Company had 1,575,000 and 1,685,000 shares of Series 2003B Preferred shares outstanding, respectively.
     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of June 30, 2008 that amount is reflected in accumulated deficit on the balance sheet.
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
     During the six months ended June 30, 2008 we had one holder of the Series 2004 convert their 625,000 shares to common stock and all accrued dividends. Dividends payable were $0 and $42,000 for Series 2004 Preferred stock at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, the Company had 0 and 625,000 shares of Series 2004 Preferred shares outstanding, respectively.
     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of June 30, 2008 that amount is reflected in accumulated deficit on the balance sheet.
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
     As of June 30, 2008 and December 31, 2007, the Company had 2,649,726 shares of Series 2005 Preferred shares outstanding.
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
     As of June 30, 2008 and December 31, 2007, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.
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
     As of June 30, 2008 and December 31, 2007, the Company had 700,000 shares of Series 2006B Preferred shares outstanding.
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
     As of June 30, 2008 and December 31, 2007, the Company had 200 shares of Series 2006C Preferred shares outstanding.
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
     During the six months ended June 30, 2008 we had one holder of the Series 2007 convert his 5 shares to 50,000 shares of common stock. As of June 30, 2008 and December 31, 2007, the Company had 185 and 190 shares of Series 2007 Preferred shares outstanding, respectively.
     The Company also recorded an additional preferred stock dividend of $2,050,000 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2007 Preferred Stock Equity closed during the quarter.
     (h) Series 2008 Preferred Stock
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
     The Company also recorded an additional preferred stock dividend of $558,686 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2008 Preferred Stock Equity closed during the six months ended June 30, 2008.
(4) Notes Payable
     PV Proceeds Holdings, Inc.
     Axcess reached an Agreement to Amend the Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million non-interest bearing note that was due December 31, 2002 and was in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity on December 31, 2007. Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2012. Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%. Axcess has also agreed to reduce the principal amount due by 10% of any equity proceeds and 20% of all proceeds from options and warrants exercised. However, as of June 30, 2008 no payment has been issued in connection with the Series 2008 Preferred Equity offering.
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
     Convertible Note
     On December 17, 2007 and through June 30, 2008, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If Axcess completes an offering of any of its securities and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then

Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. As of June 30, 2008 the outstanding principal balance on all of the outstanding notes is $745,273 and the Company has issued 322,708 warrants with strike prices that range from $1.00 to $1.42 with a weighted average of $1.14 during the six months ended June 30, 2008. The notes and balances as of June 30, 2008 are:

	Balance as of
Date of Note	June 30, 2008	Due Date	Interest Rate
December 17, 2007	$50,000	January 15, 2008	5.0%
January 14, 2008	150,000	February 15, 2008	5.0%
February 20, 2008	150,000	March 15, 2008	5.0%
February 28, 2008	60,000	March 31, 2008	5.0%
March 14, 2008	63,000	April 15, 2008	5.0%
March 25, 2008	55,000	April 30, 2008	5.0%
April 1, 2008	85,273	May 1, 2008	5.0%
April 7, 2008	22,000	May 1, 2008	5.0%
April 15, 2008	110,000	May 15, 2008	5.0%

Total	$745,273

     As previously discussed, for all notes executed and detailed above, Amphion Innovations has the option to convert the notes payable under the same terms as a completed preferred offering occurring within a specified time period (generally 30 — 45 days subsequent to the execution date). Therefore, consideration was given to the contingent beneficial conversion feature due to the trigger event that occurred on April 25, 2008 upon completion of the 2008 series preferred equity offering. For notes executed prior to March 14, 2008, the option period expired and are no longer considered convertible. For notes issued thereafter, the conversion price of $1.00 exceeded the stock price of $0.88 on the date of contingency resolution. There is no incremental increase of intrinsic value at the contingency resolution date and therefore there is no additional beneficial conversion discount to be recorded.
(5) Significant Customers
     During the three months ended June 30, 2008, the Company had two customers that accounted for 58% of revenue. During the three months ended June 30, 2007 the Company had one customer that accounted for 83% of revenue.
     During the six months ended June 30, 2008, the Company had one customer that accounted for 36% of revenue. During the six months ended June 30, 2007 the Company had one customer that accounted for 75% of revenue.
(6) Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards “SFAS” No. 157, “Fair Value Measurements” (“SFAS 157”). This statement was effective as of the beginning of fiscal 2008. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The adoption of SFAS 157 did not have a material impact on our results of operations and financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective as of the beginning of fiscal 2008 and had no impact on our results of operations and financial position.
(7) Subsequent Event
     The Company’s Carrollton, Texas facility’s lease expired on October 31, 2007 and we are currently on a month to month lease. However, on May 8, 2008 we entered into a new office lease. The new facility is 10,013 square feet and the lease commenced on August 11, 2008.

     The following table sets forth the future minimum lease payments on the new office facility for the fiscal years ended December 31:

2008	$38,760
2009	102,633
2010	107,223
2011	112,229
2012	127,249
2013	62,621

$550,715

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

Liquidity and Capital Resources
     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At June 30, 2008, we had working capital deficit of $2,471,737.
     Our operations generated losses in 2007 and continue to generate losses in 2008. Our cash increased $164,919 during the six months ended June 30, 2008 with operating activities using $1,444,012 of cash. We funded operations through cash raised from contingently convertible debt and a preferred equity offering. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2008 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2008.
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
Amphion Convertible Note
     On December 17, 2007 and through June 30, 2008, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If Axcess completes an offering of any of its securities and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. As of June 30, 2008 the outstanding principal balance on all of the outstanding notes is $745,273 and the Company has issued 322,708 warrants with strike prices that range from $1.00 to $1.42 with a weighted average of $1.14 during the six months ended June 30, 2008.
     The notes and balances as of June 30, 2008 are:

	Balance as of
Date of Note	June 30, 2008	Due Date	Interest Rate
December 17, 2007	$50,000	January 15, 2008	5.0%
January 14, 2008	150,000	February 15, 2008	5.0%
February 20, 2008	150,000	March 15, 2008	5.0%
February 28, 2008	60,000	March 31, 2008	5.0%
March 14, 2008	63,000	April 15, 2008	5.0%
March 25, 2008	55,000	April 30, 2008	5.0%
April 1, 2008	85,273	May 1, 2008	5.0%
April 7, 2008	22,000	May 1, 2008	5.0%
April 15, 2008	110,000	May 15, 2008	5.0%

Total	$745,273

     As previously discussed, for all notes executed and detailed above, Amphion Innovations has the option to convert the notes payable under the same terms as a completed preferred offering occurring within a specified time period (generally 30 — 45 days subsequent to the execution date). Therefore, consideration was given to the contingent beneficial conversion feature due to the trigger event that occurred on April 25, 2008 upon completion of the 2008 series preferred equity offering. For notes executed prior to March 14, 2008, the option period expired and are no longer considered convertible. For notes issued thereafter, the conversion price of $1.00 exceeded the stock price of $0.88 on the date of contingency resolution. There is no incremental increase of intrinsic value at the contingency resolution date and therefore there is no additional beneficial conversion discount to be recorded.
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
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Sales and Gross Profit. Sales for the three months ended June 30, 2008 were $487,345 and for the three months ended June 30, 2007 were $1,658,758. Cost of sales for the three months ended June 30, 2008 were $258,868 and for the three months ended June 30, 2007 were $482,621. The gross profit for the three months ended June 30, 2008 was $228,477 and $1,176,137 for the three months ended June 30, 2007. The majority of the decrease in sales is a result of the Barbados Contract awarded in January 2007. The gross margin percent for the three months ended June 30, 2008 was 47% compared to 71% for the same period in 2007. The lower gross margin percent was a result of the timing of the deferral of revenue and related costs associated with the Barbados contract as a result of the project not being fully implemented during the three months ended June 30, 2007. We continue to expect the margin will continue to be stable in the 40% to 50% range.
     Operating Expenses. Operating expenses were $1,214,833 for the three months ended June 30, 2008 and $1,961,313 for the three months ended June 30, 2007. The majority of the decrease relates to the timing of the development of our next generation product.
     Research and development expenses were $536,098 for the three months ended June 30, 2008 and $1,169,091 for the three months ended June 30, 2007. The majority of the decrease relates to the timing of the development of the next generation RFID product. We released this new product during the second half of 2007. We are continuing to expense the development as incurred.
     Corporate general and administrative expenses were $358,372 for the three months ended June 30, 2008 and $449,022 for the three months ended June 30, 2007. The decrease is related to a reduction in legal fees, lower stock based compensation, lower director fees and lower bad debt expense.
     Selling and marketing expenses were $317,693 for the three months ended June 30, 2008 and $339,180 for the three months ended June 30, 2007. Selling and marketing expense were basically flat for the period compared to the previous year. We did have some increases in travel and trade show expenses but were able to offset the increases with decreases in advertising, public relation expenses and stock based compensation.
     Depreciation and amortization expenses were $2,670 for the three months ended June 30, 2008 and $4,020 for the three months ended June 30, 2007. The decrease is a result of decreased depreciation expense as a result of the age of our equipment.
     Other expenses, net. Other expenses, net, were $175,819 for the three months ended June 30, 2008 and $78,459 for the three months ended June 30, 2007. Interest expense was $96,948 higher during the three months ended June 30, 2008, compared to the three months ended June 30, 2007, reflecting the expense associated with the warrants that were issued with the convertible notes.
     Net Loss. Net loss was $1,162,175 for the three months ended June 30, 2008, compared to a loss of $863,635 for the three months ended June 30, 2007. The decrease is mainly related to a decrease in research and development relating to the next generation product development and lower gross profit.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $630,278 for three months ended June 30, 2008 and $78,861 for three months ended June 30, 2007. During 2008 we expensed $558,686 related to the 2008 Preferred equity offering. During 2007 we expensed $2,000,000 related to the 2006C Preferred equity offering. Recurring preferred Stock dividend requirements were $71,592 and $78,861 in 2008 and 2007, respectively.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Sales and Gross Profit. Sales for the six months ended June 30, 2008 were $663,831 and for the six months ended June 30, 2007 were $2,681,781. Cost of sales for the six months ended June 30, 2008 were $364,595 and for the six months ended June 30, 2007 were $1,144,107. The gross profit for the six months ended June 30, 2008 was $299,236 and $1,537,674 for the six months ended June 30, 2007. The majority of the decrease in sales is a result of the Barbados Contract awarded in January 2007. The gross margin percent for the six months ended June 30, 2008 was 45% compared to 57% for the same period in 2007. The lower gross margin percent was a result of the Barbados contract. We continue to expect the margin will continue to be stable in the 40% to 50% range.
     Operating Expenses. Operating expenses were $2,804,200 for the six months ended June 30, 2008 and $4,072,914 for the six months ended June 30, 2007. The majority of the decrease relates to the timing of the development of our next generation product, lower gross profit and increased selling expenses as a result of the Barbados contract.
     Research and development expenses were $1,407,687 for the six months ended June 30, 2008 and $2,294,425 for the six months ended June 30, 2007. The majority of the decrease relates to the timing of the development of the next generation RFID product. We released this new product during the second half of 2007. We are continuing to expense the development as incurred.
     Corporate general and administrative expenses were $745,808 for the six months ended June 30, 2008 and $858,184 for the six months ended June 30, 2007. The decrease is related to a reduction in legal fees, lower insurance, lower director fees and reduced investor relation expenses. Offset by slightly higher salary expenses and audit fees.
     Selling and marketing expenses were $643,743 for the six months ended June 30, 2008 and $911,777 for the six months ended June 30, 2007. The majority of the decrease relates to decreased selling expense relating to the Barbados contract.
     Depreciation and amortization expenses were $6,962 for the six months ended June 30, 2008 and $8,528 for the six months ended June 30, 2007. The decrease is a result of decreased depreciation expense as a result of the age of our equipment.
     Other expenses, net. Other expenses, net, were $292,242 for the six months ended June 30, 2008 and $138,645 for the six months ended June 30, 2007. Interest expense was $130,116 higher during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, reflecting the expense associated with the warrants that were issued with the convertible notes.
     Net Loss. Net loss was $2,797,206 for the six months ended June 30, 2008, compared to a loss of 2,673,885 for the six months ended June 30, 2007. The decrease is mainly related to a decrease in research and development relating to the next generation product development and lower gross profit.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $707,233 for six months ended June 30, 2008 and $2,159,435 for six months ended June 30, 2007. During 2008 we expensed $558,686 related to the 2008 Preferred equity offering. During 2007 we expensed $2,000,000 related to the 2006C Preferred equity offering. Recurring preferred Stock dividend requirements were $148,547 and $159,435 in 2008 and 2007, respectively.
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
(a) Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2008. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.
     Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2008. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.
          We intend to remediate these material weaknesses during 2008. Notwithstanding these material weaknesses, we believe that our financial conditions, results of operations and cash flows presented in this report of Form 10-Q are fairly presented in all material respects.
(b) Changes in Internal Controls
     During the period ended June 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At June 30, 2008, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 1A. Risk Factors
     Not required
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended June 30, 2008, the Company issued unregistered securities in connection with the transactions described below. The proceeds were used for general working capital requirements. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
2008 Preferred Offering
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
     The Company also recorded an additional preferred stock dividend of $558,686 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2008 Preferred Stock Equity closed during the six months ended June 30, 2008.
     At the occurrence of the April 25, 2008 offering, Amphion Innovations had the option to convert outstanding notes payable under the same terms as the offering. Refer to note 4 for discussion.

Warrants
     During the three months ended June 30, 2008 the Company issued an additional 1,390,327 warrants in conjunction with various debt offerings and the 2008 Preferred Equity Offering. The warrant price ranged from $1.00 to $1.50, with a weighted average strike price of $1.44 and they expire between January 14, 2013 and March 25, 2013. During that same period the Company had 500,000 warrants expire without being exercised.
2004 Preferred Equity
     During the three months ended June 30, 2008 one holder elected to convert 625,000 shares into 625,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits:

Exhibit No.	Description
10.1	Form of Stock Purchase Agreement for the 2008 Preferred Equity Offering.

31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 14, 2008