Form 10-Q
period 2008-09-30
AXCESS INTERNATIONAL INC/TX
filed 2008-11-14
CIK 710597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
COMMISSION FILE NUMBER: 0-11933
AXCESS INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or	85-0294536 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding on October 31, 2008: 31,204,931

AXCESS INTERNATIONAL INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$223,426	$59,089
Accounts receivable — trade, net of allowance for doubtful accounts of $25,176 and $32,363 for 2008 and 2007, respectively	196,659	257,957
Inventory, net	128,888	193,405
Prepaid expenses and other	60,486	77,506

Total current assets	609,459	587,957
Property, plant and equipment, net	24,232	12,003
Deferred debt issuance costs	20,313	30,421
Other assets	66,009	56,438

Total assets	$720,013	$686,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$831,862	$172,278
Accrued liabilities	1,489,222	1,309,979
Deferred revenue	25,710	42,060
Notes payable (includes $795,273 and $150,000 with a related party in 2008 and 2007, respectively)	947,273	150,000
Dividends payable	223,517	125,991

Total current liabilities	3,517,584	1,800,308

Notes payable (includes $393,787 with a related party in 2008 and 2007)	2,706,346	2,858,346
Debt discount	(2,955)	—

Total liabilities	6,220,975	4,658,654

Commitments and contingencies (Notes 1 and 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2008 and 2007. Without liquidation preferences; $0.01 par value, 6,125,198 and 6,860,116 shares issued and outstanding in 2008 and 2007, respectively	61,252	68,601
Common stock, $.01 par value, 70,000,000 shares authorized in 2008 and 2007; 31,204,931 shares issued and outstanding in 2008 and 29,304,927 shares issued and outstanding in 2007	312,050	293,050
Shares of common stock to be issued 25,000 shares as of December 31, 2007	—	250
Additional paid-in capital	165,345,188	162,947,266
Accumulated deficit	(171,219,452)	(167,281,002)

Total stockholders’ deficit	(5,500,962)	(3,971,835)

Total liabilities and stockholders’ deficit	$720,013	$686,819

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$511,190	$281,656	$1,175,022	$2,963,437
Cost of sales	250,898	136,871	615,494	1,280,977

Gross profit	260,292	144,785	559,528	1,682,460
Expenses:
Research and development	451,274	397,074	1,858,962	2,691,499
General and administrative	359,703	419,110	1,105,511	1,277,294
Selling and marketing	298,855	319,957	942,597	1,231,734
Depreciation and amortization	2,979	3,488	9,941	12,016

Operating expenses	1,112,811	1,139,629	3,917,011	5,212,543

Loss from operations	(852,519)	(994,844)	(3,357,483)	(3,530,083)

Other income (expense):
Interest expense	(102,512)	(81,545)	(397,071)	(245,991)
Gain on vendor settlements	2,216	—	4,534	25,799

Other income (expense), net	(100,296)	(81,545)	(392,537)	(220,192)

Net loss	(952,815)	(1,076,389)	(3,750,020)	(3,750,275)

Preferred stock dividend requirements:
Recurring	(39,883)	(79,728)	(188,430)	(239,163)
2006C Preferred equity offering	—	—	—	(2,000,000)
2007 Preferred equity offering	—	(2,050,000)		(2,050,000)
2008 Preferred equity offering	—	—	(558,686)	—
2008B Preferred equity offering	(171,984)	—	(171,984)	—

Preferred stock dividend requirements	(211,867)	(2,129,728)	(919,100)	(4,289,163)

Net loss applicable to common stock	$(1,164,682)	$(3,206,117)	$(4,669,120)	$(8,039,438)

Basic and diluted net loss per share	$(0.04)	$(0.11)	$(0.16)	$(0.28)

Weighted average shares of common stock outstanding	30,813,627	28,874,100	29,932,137	28,760,562

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,750,020)	$(3,750,275)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,941	12,016
Amortization of financing discount and issuance costs, net	7,153	126,724
Gain on vendor settlements and statutory write-off of payables	71	(2,857)
Warrants issued for services	(7,612)	—
Stock based compensation expense	547,655	485,243
Changes in operating assets and liabilities:
Accounts receivable	61,298	88,183
Inventory	64,517	155,202
Prepaid expenses and other	17,020	(38,923)
Other assets	(9,571)	(51,787)
Accounts payable and accrued expenses	1,080,784	264,347

Net cash used by operating activities	(1,978,764)	(2,712,127)

Cash flow from investing activities:
Capital expenditures	(22,170)	(6,405)

Net cash used by investing activities	(22,170)	(6,405)

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	1,519,998	3,577,500
Net proceeds from exercise of employee options	—	13,101
Principal payments on financing agreements	(100,000)	(246,784)
Borrowings on financing agreements	745,273	—

Net cash provided by financing activities	2,165,271	3,343,817

Net change in cash and cash equivalents	164,337	625,285
Cash and cash equivalents, beginning of period	59,089	347,361

Cash and cash equivalents, end of period	$223,426	$972,646

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrants issued as a debt discount	$258,377	$—
Accrued preferred stock dividends	188,430	239,163
Conversion of preferred shares into common stock	7,351	650
Conversion of accrued dividends into common stock	90,904	330,960
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
     The Company’s business plan for 2008 is predicated principally upon the successful marketing of its RFID. During the first nine months of 2008, operating activities utilized approximately $2.0 million of cash. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements in 2008. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.
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
     The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners LLC, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management LLC, Amphion Innovations plc,

Amphion Innovations US Inc. and NVW, LLC (collectively, the “Amphion Group”). The Amphion Group owns approximately 56% of the outstanding voting common stock of the Company.
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
     The accompanying unaudited financial statements as of September 30, 2008 and for the three months and nine months ended September 30, 2008 and 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.
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
     (f) Inventory
     Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$21,560	$13,853
Work-in-process	109	104
Finished goods	107,219	179,448

	$128,888	$193,405

     The Company recorded a charge of $8,419 for inventory impairment during the year ended December 31, 2007. The amounts reflect items that have not been able to be used by the Company’s contract manufacturers in the building of additional products. The impairment charges were as a result of the change in strategy to contract manufacturing and the reduction of sales of video products.
     The components of cost of sales are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Product cost	$245,625	$136,871	$580,222	$1,280,977
Warranty expense	5,273	—	35,272	—
Inventory impairment	—	—	—	—

Total	$250,898	$136,871	$615,494	$1,280,977

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
     Stock based compensation expense under SFAS 123R for the nine months ended September 30, 2008 and 2007 was $547,655 and $485,243, respectively which was recorded in operating expenses. This expense increased net loss per share by $0.018 and $0.017 for 2008 and 2007, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
     The Black-Scholes option-pricing model was used to estimate the option fair value. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, risk-free interest rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods at the time of the grants equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107. There were no options granted during the nine months ended Sepember 30, 2008 and 2007.
     The following table illustrates the effect on operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Research and development expense	$63,698	$43,937	$202,721	$123,485
General and administrative expense	70,712	93,077	252,152	279,777
Selling and marketing expense	27,086	23,787	92,782	81,981

Total	$161,496	$160,801	$547,655	$485,243

     (h) Stock Options and Warrants

     Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period. During the nine months ended September 30, 2008 the Company made no grants under the stock option plan.
     With the shareholders approval of the 2005 Equity Incentive Plan, the Company will not issue anymore options under the Company’s 2001 Equity Incentive Plan or the Directors Compensation Plan. As of September 30, 2008 the Company had 373,715 options outstanding from the 1991 Equity Plan, 125,000 from the Directors plan, 1,731,258 from the 2001 Equity plan and 965,000 issued as inducements to hire. In total the Company had 3,194,973 employee options outstanding from plans other than the 2005 Equity Incentive Plan.
     The following table summarizes employee stock options outstanding and changes during the nine months ended September 30, 2008:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at January 1, 2008	5,550,973	$1.87
Options granted	—	—
Options exercised	—	—
Options forfeited	(158,000)	1.82

Options outstanding at September 30, 2008	5,392,973	1.87	5.63	$230,300

Options exercisable at September 30, 2008	3,835,223	1.95	5.63	$230,300

Options available for grants as of September 30, 2008	2,802,000

The options outstanding at September 30, 2008 have exercise prices as indicated in the table below:

			Intrinsic Value of
	Number of	Weighted Average	Vested Unexercised
Option Price	Options	Remaining Life	Options

$0.00 - $1.00	808,000	4.99	$230,300
$1.01 - $2.00	3,436,258	7.09
$2.01 - $3.00	701,875	1.59
$3.01 - $4.00	178,840	2.28
$4.01 - $5.00	20,000	2.67
$5.01 - $6.25	248,000	1.47

Total	5,392,973	5.63	$230,300

     The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at September 30, 2008:

		WEIGHTED
		AVERAGE
		EXERCISE
	WARRANTS	PRICE

Warrants outstanding at beginning of year	8,307,213	$1.73
Warrants issued	1,916,361	1.42
Warrants exercised	—	—
Warrants expired unexercised	(500,000)	2.00

Warrants outstanding at end of year	9,723,574	1.66

The warrants outstanding at September 30, 2008 have exercise prices as indicated in the table below.

	Number of	Weighted Average
Strike Price	Warrants	Remaining Life

$0.00 - $1.00	67,279	4.79
$1.01 - $2.00	9,656,295	3.49

Total	9,723,574	3.50

     During the nine months ended September 30, 2008 the Company issued an additional 1,916,361 warrants in conjunction with various debt and preferred equity offerings. The warrant price ranged from $0.75 to $1.50 and they expire between January 15, 2013 and September 30, 2013. During that same period the Company had 500,000 warrants expire without being exercised.
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
     We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance. These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue. Deferred revenue was $25,710 as of September 30, 2008 and $42,060 as of December 31, 2007.
(2) Contingencies
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At September 30, 2008, we had accrued the delinquent amounts we expect to be liable for, based on the claims described in this paragraph.
(3) Preferred Stock
     The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series	Series	Series	Series	Series	Series	Series	Series	Series
	2003B	2004	2005	2006	2006B	2006C	2007	2008	2008B

Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000	200	205	120	80

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding
Dec. 31, 2007	1,685,000	625,000	2,649,726	1,200,000	700,000	200	190	—	—
Sept. 30, 2008	1,575,000	—	2,649,726	1,200,000	700,000	100	185	120	662/3

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None	None	None	None	None	None

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
     As of September 30, 2008, there was $223,517 of dividends accrued for Series 2003B Preferred Stock. During the nine months ended September 30, 2008 we had two holders of the Series 2003B convert their 110,000 shares to common stock. As of September 30, 2008 and December 31, 2007, the Company had 1,575,000 and 1,685,000 shares of Series 2003B Preferred shares outstanding, respectively.
     In connection with the issuance of the 2003B Preferred Stock, the Company recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of September 30, 2008 that amount is reflected in accumulated deficit on the balance sheet.
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
     During the nine months ended September 30, 2008 we had one holder of the Series 2004 convert their 625,000 shares to common stock and all accrued dividends. Dividends payable were $0 and $42,000 for Series 2004 Preferred stock at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company had 0 and 625,000 shares of Series 2004 Preferred shares outstanding, respectively.
     In connection with the issuance of the 2004 Preferred Stock, the Company recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends as the underlying preferred stock converts to common stock. As of September 30, 2008 that amount is reflected in accumulated deficit on the balance sheet.
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
     As of September 30, 2008 and December 31, 2007, the Company had 2,649,726 shares of Series 2005 Preferred shares outstanding.
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
     As of September 30, 2008 and December 31, 2007, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.
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
     As of September 30, 2008 and December 31, 2007, the Company had 700,000 shares of Series 2006B Preferred shares outstanding.
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
     During the nine months ended September 30, 2008 we had one holder of the Series 2006C convert their 1,000,000 shares to common stock. As of September 30, 2008 and December 31, 2007, the Company had 100 shares and 200 shares of Series 2006C Preferred shares outstanding, respectively.
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
     During the nine months ended September 30, 2008 we had one holder of the Series 2007 convert his 5 shares to 50,000 shares of common stock. As of September 30, 2008 and December 31, 2007, the Company had 185 and 190 shares of Series 2007 Preferred shares outstanding, respectively.
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
     The Company also recorded an additional preferred stock dividend of $558,686 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2008 Preferred Stock Equity closed during the nine months ended September 30, 2008.
     (i) Series 2008B Preferred Stock
     Beginning on September 30, 2008 the Company authorized the raising of $600,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2008B Preferred and consists of 80 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a ten thousand (10,000) to one basis. In addition, the Company issued 400,000 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
     As of September 30, 2008 the Company had 66 and 2/3 shares of Series 2008B Preferred shares outstanding.

     The Company also recorded an additional preferred stock dividend of $171,984 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2008 Preferred Stock Equity closed during the nine months ended September 30, 2008.
(4) Notes Payable
     PV Proceeds Holdings, Inc.
     Axcess reached an Agreement to Amend the Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million non-interest bearing note that was due December 31, 2002 and was in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity on December 31, 2007. Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2012. Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%. Axcess has also agreed to reduce the principal amount due by 10% of any equity proceeds and 20% of all proceeds from options and warrants exercised. However, as of September 30, 2008 no payment has been issued in connection with the Series 2008 or 2008B Preferred Equity offerings.
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
     Convertible Note
     On December 17, 2007 and through September 30, 2008, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If Axcess completes an offering of any of its securities and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. As of September 30, 2008 the outstanding principal balance on all of the outstanding notes is $795,273 and the Company has issued 393,518 warrants with strike prices that range from $0.75 to $1.42 with a weighted average of $1.11 during the nine months ended September 30, 2008. The notes and balances as of September 30, 2008 are:

	Balance as of
	September 30,
Date of Note	2008	Due Date	Interest Rate

December 17, 2007	$50,000	January 15, 2008	5.0%
January 14, 2008	150,000	February 15, 2008	5.0%
February 20, 2008	150,000	March 15, 2008	5.0%
February 28, 2008	60,000	March 31, 2008	5.0%
March 14, 2008	63,000	April 15, 2008	5.0%
March 25, 2008	55,000	April 30, 2008	5.0%
April 1, 2008	85,273	May 1, 2008	5.0%
April 7, 2008	22,000	May 1, 2008	5.0%
April 15, 2008	110,000	May 15, 2008	5.0%
July 30, 2008	50,000	August 31, 2008	5.0%

Total	$795,273

     As previously discussed, for all notes executed and detailed above, Amphion Innovations has the option to convert the notes payable under the same terms as a completed preferred offering occurring within a specified time period (generally 30 — 45 days subsequent to the execution date). Therefore, consideration was given to the contingent beneficial conversion feature due to the trigger event that occurred on April 25, 2008 and September 1, 2008 upon completion of the 2008 series preferred equity offerings. For notes executed prior to March 14, 2008 and on July 30, 2008, the option period expired and are no longer considered convertible. For notes issued between March 15, 2008 and April 15, 2008 the conversion price of $1.00 exceeded the stock price of $0.88 on the date of contingency resolution. There is no incremental increase of intrinsic value at the contingency resolution date and therefore there is no additional beneficial conversion discount to be recorded.
(5) Significant Customers
     During the three months ended September 30, 2008, the Company had three customers that accounted for 62% of revenue. During the three months ended September 30, 2007 the Company had three customers that accounted for 41% of revenue.
     During the nine months ended September 30, 2008, the Company had three customers that accounted for 49% of revenue. During the nine months ended September 30, 2007 the Company had one customer that accounted for 67% of revenue.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented inconformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
(7) Subsequent Event
     On October 9, 2008 the Company raised an additional $100,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2008B Preferred and consists of 13 and 1/3 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a ten thousand (10,000) to one basis. In addition, the Company issued 66,667 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
     The company has also entered into an additional loan with Amphion Innovations plc. totaling $100,000 leaving an outstanding balance of $895,273.
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
Liquidity and Capital Resources
     Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, short-term bridge loans from stockholders and more recently, preferred equity offerings and exercise of warrants, to meet our working capital requirements. At September 30, 2008, we had working capital deficit of $2,908,125.
     Our operations generated losses in 2008. Our cash increased $164,337 during the nine months ended September 30, 2008 with operating activities using $1,978,764 of cash. We funded operations through cash raised from contingently convertible debt and a preferred equity offering. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2008 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2008.
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
     If our losses continue, we will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. We have no current conclusions as to whether the current financial crisis will have a detrimental effect on our ability to raise capital or secure additional financing however it is likely that obtaining debt or equity financing will be more difficult for the foreseeable future. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.
Amphion Convertible Note
     On December 17, 2007 and through September 30, 2008, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If Axcess completes an offering of any of its securities and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. As of September 30, 2008 the outstanding principal balance on all of the outstanding notes is $795,273 and the Company has issued 393,518 warrants with strike prices that range from $0.75 to $1.42 with a weighted average of $1.11 during the nine months ended September 30, 2008. The notes and balances as of September 30, 2008 are:

	Balance as of
	September 30,
Date of Note	2008	Due Date	Interest Rate

December 17, 2007	$50,000	January 15, 2008	5.0%
January 14, 2008	150,000	February 15, 2008	5.0%
February 20, 2008	150,000	March 15, 2008	5.0%
February 28, 2008	60,000	March 31, 2008	5.0%
March 14, 2008	63,000	April 15, 2008	5.0%
March 25, 2008	55,000	April 30, 2008	5.0%
April 1, 2008	85,273	May 1, 2008	5.0%
April 7, 2008	22,000	May 1, 2008	5.0%
April 15, 2008	110,000	May 15, 2008	5.0%
July 30, 2008	50,000	August 31, 2008	5.0%

Total	$795,273

     As previously discussed, for all notes executed and detailed above, Amphion Innovations has the option to convert the notes payable under the same terms as a completed preferred offering occurring within a specified time period (generally 30 — 45 days subsequent to the execution date). Therefore, consideration was given to the contingent beneficial conversion feature due to the trigger event that occurred on April 25, 2008 and September 1, 2008 upon completion of the 2008 series preferred equity offerings. For notes executed prior to March 14, 2008 and on July 30, 2008, the option period expired and are no longer considered convertible. For notes issued between March 15, 2008 and April 15, 2008, the conversion price of $1.00 exceeded the stock price of $0.88 on the date of contingency resolution. There is no incremental increase of intrinsic value at the contingency resolution date and therefore there is no additional beneficial conversion discount to be recorded.
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
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Sales and Gross Profit. Sales for the three months ended September 30, 2008 were $511,190 and for the three months ended September 30, 2007 were $281,656. Cost of sales for the three months ended September 30, 2008 were $250,898 and for the three months ended September 30, 2007 were $136,871. The gross profit for the three months ended September 30, 2008 was $260,292 and $144,785 for the three months ended September 30, 2007. The majority of the increase in sales is a result of the increased size of the deals that were completed during the quarter. The gross margin percent for the three months ended September 30, 2008 and 2007 was 51%. We continue to expect the margin will continue to be stable in the 40% to 50% range.
     Operating Expenses. Operating expenses were $1,112,811 for the three months ended September 30, 2008 and $1,139,629 for the three months ended September 30, 2007. The expenses are basically flat year over year.
     Research and development expenses were $451,274 for the three months ended September 30, 2008 and $397,074 for the three months ended September 30, 2007. The majority of the increase relates to an additional headcount.
     Corporate general and administrative expenses were $359,703 for the three months ended September 30, 2008 and $419,110 for the three months ended September 30, 2007. The decrease is related to a reduction in investor relations activity and lower stock based compensation, offset by higher legal expenses and costs associated with relocating our corporate offices.
     Selling and marketing expenses were $298,855 for the three months ended September 30, 2008 and $319,957 for the three months ended September 30, 2007. Selling and marketing expense were basically flat for the period compared to the previous year. We did have some increases in advertising and trade show expenses but were able to offset the increases with decreases in advertising and salary expenses.
     Depreciation and amortization expenses were $2,979 for the three months ended September 30, 2008 and $3,488 for the three months ended September 30, 2007. The decrease is a result of decreased depreciation expense as a result of the age of our equipment.
     Other expenses, net. Other expenses, net, were $100,296 for the three months ended September 30, 2008 and $81,545 for the three months ended September 30, 2007. Interest expense was $20,967 higher during the three months ended September 30, 2008, compared to the three months ended September 30, 2007, reflecting the expense associated with the warrants that were issued with the convertible notes.
     Net Loss. Net loss was $952,815 for the three months ended September 30, 2008, compared to a loss of $1,076,389 for the three months ended September 30, 2007. The decrease is mainly related to improved gross profit.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $211,867 for three months ended September 30, 2008 and $2,129,728 for three months ended September 30, 2007. During 2008 we recorded $171,984 related to the 2008B Preferred equity offering. During 2007 we recorded $2,050,000 related to the 2007 preferred equity offering. Recurring preferred Stock dividend requirements were $39,883 and $79,728 in 2008 and 2007, respectively.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Sales and Gross Profit. Sales for the nine months ended September 30, 2008 were $1,175,022 and for the nine months ended September 30, 2007 were $2,963,437. Cost of sales for the nine months ended September 30, 2008 were $615,494 and for the nine months ended September 30, 2007 were $1,280,977. The gross profit for the nine months ended September 30, 2008 was $559,528 and $1,682,460 for the nine months ended September 30, 2007. The majority of the decrease in sales is a result of the Barbados Contract awarded in January 2007. The gross margin percent for the nine months ended September 30, 2008 was 48% compared to 57% for the same period in 2007. The lower gross margin percent was a result of the Barbados contract. We continue to expect the margin will continue to be stable in the 40% to 50% range.
     Operating Expenses. Operating expenses were $3,917,011 for the nine months ended September 30, 2008 and $5,212,543 for the nine months ended September 30, 2007. The majority of the decrease relates to the timing of the development of our next generation product, lower gross profit and increased selling expenses as a result of the Barbados contract.

     Research and development expenses were $1,858,962 for the nine months ended September 30, 2008 and $2,691,499 for the nine months ended September 30, 2007. The majority of the decrease relates to the timing of the development of the next generation RFID product. We released this new product during the second half of 2007. We are continuing to expense the development as incurred.
     Corporate general and administrative expenses were $1,105,511 for the nine months ended September 30, 2008 and $1,277,294 for the nine months ended September 30, 2007. The decrease is related to a reduction in legal fees, lower insurance, lower director fees and reduced investor relation expenses. Offset by slightly higher salary expenses, building lease and audit fees.
     Selling and marketing expenses were $942,597 for the nine months ended September 30, 2008 and $1,231,734 for the nine months ended September 30, 2007. The majority of the decrease relates to decreased selling expense relating to the Barbados contract.
     Depreciation and amortization expenses were $9,941 for the nine months ended September 30, 2008 and $12,016 for the nine months ended September 30, 2007. The decrease is a result of decreased depreciation expense as a result of the age of our equipment.
     Other expenses, net. Other expenses, net, were $392,537 for the nine months ended September 30, 2008 and $220,192 for the nine months ended September 30, 2007. Interest expense was $151,080 higher during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, reflecting the expense associated with the warrants that were issued with the convertible notes.
     Net Loss. Net loss was $3,750,020 for the nine months ended September 30, 2008, compared to a loss of $3,750,275 for the nine months ended September 30, 2007. The net loss is basically flat over for the two periods.
     Preferred Stock dividend requirements. Preferred Stock dividend requirements were $919,100 for nine months ended September 30, 2008 and $4,289,163 for nine months ended September 30, 2007. During 2008 we recorded $558,686 related to the 2008 preferred equity offering and $171,984 related to the 2008B preferred equity offering. During 2007 we recorded $2,000,000 related to the 2006C preferred equity offering and $2,050,000 related to the 2007 preferred equity offering. Recurring preferred Stock dividend requirements were $188,430 and $239,163 in 2008 and 2007, respectively.
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
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2008. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.
   Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.
     We intend to remediate these material weaknesses during 2008. Notwithstanding these material weaknesses, we believe that our financial conditions, results of operations and cash flows presented in this report of Form 10-Q are fairly presented in all material respects.
(b) Changes in Internal Controls
   During the period ended September 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Axcess is engaged in a number of lawsuits with approximately five vendors who claim they are owed amounts from $500 to $45,000, which aggregates in total $76,326. We are currently defending or seeking to settle each of the vendor’s claims. At September 30, 2008, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 1A. Risk Factors
     Not required
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended September 30, 2008, the Company issued unregistered securities in connection with the transactions described below. The proceeds were used for general working capital requirements. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Sections 4(2) and 4(6) thereof, as transactions not involving a public offering and accredited investors only and an appropriate restrictive legend was affixed to the stock certificates.
2008B Preferred Offering
     Beginning on September 30, 2008 the Company authorized the raising of $600,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2008B Preferred and consists of 80 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a ten thousand (10,000) to one basis. In addition, the Company issued 400,000 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share. Each warrant will be callable by the Company if and when the Company’s common stock share price exceeds $3.00 per share for at least twenty (20) consecutive trading days. The Company will use the proceeds for general working capital.
     As of September 30, 2008 the Company had 66 and 2/3 shares of Series 2008B Preferred shares outstanding.
     The Company also recorded an additional preferred stock dividend of $171,984 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2008 Preferred Stock Equity closed during the nine months ended September 30, 2008.
Warrants
     During the three months ended September 30, 2008 the Company issued an additional 404,143 warrants in conjunction with various debt offerings and the 2008B Preferred Equity Offering. The warrant price ranged from $0.75 to $1.50, with a weighted average strike price of $1.41 and they expire between July 1, 2013 and September 30, 2013.
2006C Preferred Equity
     During the three months ended September 30, 2008 one holder elected to convert 100 shares into 1,000,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement. These shares were issued during the three months ended September 30, 2008.

2004 Preferred Equity
     During the three months ended June 30, 2008 one holder elected to convert 625,000 shares into 625,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement. These shares were issued during the three months ended September 30, 2008.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits:

Exhibit No.	Description
10.1	Form of Stock Purchase agreement for the 2008B Preferred Equity Offering. *

10.2	Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2008B Preferred Stock Offering. *

31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) Reports on Form 8-K:

Date	Description
October 28, 2008	Axcess International Inc. announced closing of its 2008B Preferred Equity financing round. Incorporated herein by reference is Exhibit 3.1Certificate of Designation of Series 2008B Preferred Stock of Axcess International, Inc.

*	Filed herewith

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

November 14, 2008