Form 10-K
period 2008-12-31
AXCESS INTERNATIONAL INC/TX
filed 2009-03-31
CIK 710597

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
COMMISSION FILE NUMBER: 0-11933
AXCESS INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Delaware	85-0294536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16650 Westgrove Drive, Suite 600
Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

(972) 407-6080
(Issuer’s Telephone Number)
Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class:	Name of exchange on which registered:
Common Stock, par value $.01 per share	Over-The-Counter Bulletin Board
31,204,931
(Number of Shares Outstanding as of: December 31, 2008)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer,” “accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On March 27, 2009, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,530,812. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on March 27, 2009, as reported on the Over-The-Counter Bulletin Board Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the issuer may be deemed an affiliate of the issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed.
The issuer’s revenues for the fiscal year ended December 31, 2008 were $1,504,924.
Documents Incorporated by Reference: None.

AXCESS INTERNATIONAL INC.
INDEX

PART I
Forward Looking Statements
This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 1. Description of Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, inability to continue as a going concern, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements.
We make available free of charge on our internet website (http://www.axcessinc.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. The content of our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in to this Form 10-K.
As used herein, references to the “Company” are to Axcess International, Inc., a Delaware corporation (“Axcess”) and its subsidiaries.
Item 1. DESCRIPTION OF BUSINESS.
Recent Developments: Going Concern and Liquidity Problems
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
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2008. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company
Axcess International, Inc. (“Axcess” or “Company”) provides wireless automatic identification and sensing solutions for real-time business activity automation. When embedded into vehicle passes, property tags, personnel badges and sensors, its revolutionary and patented Micro-Wireless technology enables automatic local-area wireless data collection and control applications. The systems improve productivity, security and safety and enable personalized education and entertainment. Typical applications include: “hands-free” access control, automatic advanced workforce management, immersive entertainment, workflow management, asset monitoring and distributed sensing. Our principal offices are located at 16650 Westgrove Drive, Suite 600, Addison, Texas, 75001, and our telephone number is 972-407-6080.

Company Evolution
Axcess was formed in November 1982 as Lasertechnics, Inc. Prior to 1999, Axcess, through two subsidiaries, sold high-end dye-sublimation card printers and high-speed laser marking equipment. During 1998, we determined that it could not be consistently profitable selling these products. Accordingly, in October 1998, we discontinued the operations of our 96% owned subsidiary, Sandia Imaging Systems Corporation, which was engaged in distributing and reselling high-end dye-sublimation card printers and consumables. We sold this business in December 1998. A second subsidiary, Lasertechnics Marking Corporation, was engaged in fabricating, distributing and selling high-speed laser marking equipment. In April 1999, we sold Lasertechnics Marking Corporation to affiliates of Amphion Ventures, LP, a major stockholder of ours. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
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
In April 2003, we changed our name from Axcess Inc. to Axcess International, Inc.
From 2002 through 2007, we used our reference customers and our brand awareness to secure key marketing channel partners. These partners are important to the future revenue growth of Axcess’ business due to their market presence. We believe that by integrating our systems into the systems of these channel partners or by selling through them, adoption of our technologies and products will be accelerated. Axcess has completed the integration efforts with certain channel partners and is in the process of integrating others.
On November 6, 2007 we announced the availability of our Micro-Wireless technology platform called DotTM, operating in what we believe to be the combined technology and economic “sweet spot” for providing the most feature rich and most cost effective wireless solutions for local area automated tracking and sensing.
Sales Channels
Axcess utilizes both indirect and direct sales model. Axcess has three sales people who support individual sales as needed. The indirect sales effort is focused primarily on building and supporting system integrators as marketing channel partners capable of selling, installing and servicing automatic identification solutions, and access control and asset management applications. Other indirect outlets include distributors, specialty dealers, catalog sales organizations, and OEMs (original equipment manufacturers). The system integrators and dealers are responsible for the installation in almost all cases. Using established channels to gain widespread exposure and sales leverage is a well-utilized model in the industry. The indirect model also enables the company to sell its products worldwide with minimal direct selling expense.
The indirect sales model allows us to address multiple industry segments generically, including manufacturing, wholesale / distribution, retail, services, government, education and finance. The indirect sales model fits the characteristics of our product portfolio with other products, which become system solutions that require custom site planning and installation. Sales generally have multiple locations with the average revenue per system location in the tens of thousands, and are based on a new technology and its application to traditional industry problems. By working directly with established marketing channel partners, this indirect model also gives us the flexibility to introduce new products and applications as they are developed.

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
In late 2006, we announced the invention and development of the Enterprise DotTM which became available in late 2007. We believe Dot is the world’s smallest single system-on-a-chip microcomputer with an embedded, software definable wireless capability of its type. The Dot is compatible with the our existing systems for access control, asset management and sensing as well as the existing infrastructures for proximity access control systems and Electronic Product Code version C1G2 passive supply chain inventory systems.
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
Software House, Sensormatic, KanTech, and ADT (Tyco). Axcess has been selected by Software House as the preferred provider of RFID solutions for asset management. Since then, Axcess’ ActiveTag™ products have been integrated into Tyco’s C-Cure 800 access control system which is utilized by Tyco entities Sensormatic, KanTech and ADT. During 2004, ADT group delivered a new product release to its organization announcing the Axcess ActiveTagTM product line would be now available for sale by ADT.
Products and Technology
Micro-Wireless communications represents the technological sweet spot where autonomous wireless identification and data transfer are enabled in very small, low cost battery-powered autonomous devices such as in access credentials, IDs, property tags, and vehicle parking tags. The tags operate in their own wireless frequency characterized by the FCC as remote control devices yet recognized as a standard frequency worldwide. Their message formats, air data transmission protocol, and receiver infrastructure are designed specifically for the unique need, independent from interference and unobtrusive to backbone networks. Once collected locally, data is transmitted via the standard backbone network to tailored applications including legacy security systems where productivity is improved, security resources are leveraged, and business intelligence is generated.
Axcess supplies what is commonly called “active” RFID system solutions that connect directly into standard security systems or utilize the enterprise networks or the Internet. ActiveTag™ is a multi-use, single-system solution scalable for small, medium, and large enterprises. This versatile technology has four patents awarded with applications for four additional patents pending. The system supports a variety of automatic monitoring and tracking applications, including electronic asset protection and asset management, automatic personnel and vehicle access control, and wireless sensing.
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
The Onlinesupervisor™ software integrates the presentation of RFID data to a standard web browser. Through a display customized to each end user, real-time status is integrated with live and recorded digital video. Events that can be shown involve premises security, physical asset protection, personnel staffing, and operations performance. Up to the minute personnel and asset inventory counts can be provided. Each monitored event is linked to the database of recorded video files to enable the viewing of tagged events such as personnel activity at door entrances and exits, access to controlled areas, and asset movements. The system is available as a stand alone enterprise solution or as a portal-based solution hosted by Axcess. We believe that the system is unique in its ability to link information from various tag reads and integrate the reads with video clips and pictures from the environment surrounding the tags.
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
Electronic Asset Protection and Tracking. Assets, such as computers are automatically tracked as they move throughout the facility and protected if they approach a perimeter door without authorization. Linking to custodian tags provides accountability and instant authorized movement. Static assets such as desktop computers are also tagged and automatically inventoried at periodic intervals or at specific control points. Should the assets be moved, their location is identified and automatically tracked.
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
Engineering and Development
In November 2007, we announced the availability of a new, revolutionary wireless tracking and sensing technology called The Enterprise Dot™. Based on a System-on-a-Chip (SoC) design, the patents-pending technology management believes yields the world’s lowest cost and smallest multifunctional wireless sub-micro device (or tag) for delivering visibility oriented data about the assets operating in and around the enterprise. The DotTM technology has the flexibility to reside on multiple microprocessor and radio platforms. Tags or DotTM come in multiple form factors to meet the specific need of the customer. DotTM facilitates the capture, processing and delivery of previously unavailable real time information for dramatic improvements in supply chain visibility, mobile asset management, physical asset security and access control, and industrial condition monitoring.

The low cost and flexibility to use existing supply chain infrastructure results in a very low total cost of ownership, yielding short term return on investments for customers. The first product we delivered using the new technology was a software definable, battery-powered Dot-OEM module for product manufacturers, small enough to be embedded into a variety of devices such as computers, test equipment, medical equipment, credential cards, pallets, and cartons. Devices built on the Dot™ platform enable widespread and reliable automatic identification, locating, tracking, protecting and monitoring of personnel, physical assets, and vehicles. Bringing together the new functions of the Dot™ and building on the current Axcess wireless infrastructure for enterprise management creates an open architecture for multiple sources of data to be acquired to deliver previously inaccessible business intelligence.
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
The Micro-Wireless automatic identification system benefits from low cost, long-range tag activation and transmission, which have a small form factor, long-term battery life, and also a platform for adding sensor capabilities. The activation of tags occurs at a separate low frequency, a patented approach, which we believe, gives Axcess an advantage among active RFID companies in the ability to establish physical control points, such as doorways, and virtual control points, such as hallways. The receiver system is designed as a low cost infrastructure that connects directly into legacy systems and also runs on a standard Ethernet network backbone. The system is flexible enough to support multiple applications for people, physical assets, and vehicles. Finally, the tag data is integrated on a multi-user browser display platform for both casual viewing and industrial requirements.
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
Research and Development
If we can generate sufficient working capital, we plan to continually develop new products utilizing our existing technology and we plan to bring new products to market as they become available throughout 2009. New products in RFID will be built upon the core platforms now in place. We believe that our next generation platform offers more functionality and covers more of the market place that our research shows is there. There can be no assurance that we will have sufficient working capital to undertake these activities.
During 2008 and 2007, we spent $2,229,590 and $3,167,736, respectively, for research and development and plan to maintain a sufficient level of spending in fiscal year 2009 to develop our next generation RFID product to support our continued revenue growth. However, any such spending will be dependent upon our ability to raise additional capital, as we do not have sufficient revenues to support such an activity using our own resources.
Employees
As of December 31, 2008, we had eighteen full-time employees and no part-time employees.
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
Item 1A. RISK FACTORS.
We operate in a changing environment that involves numerous risks, some of which are beyond our control. As a smaller reporting company we are not required to report these risk factors; however the following highlights some of these risks.
We may not be able to continue as a going concern or fund our existing capital needs.
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended December 31, 2008. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.

We have a history of losses and expectation of future losses; uncertainty of future profitability; and limits on operations.
From our incorporation in 1982 through December 31, 2008, we have incurred an accumulated loss of approximately $172.2 million and have been profitable in only one fiscal year during that time. There can be no assurance that we will generate sufficient revenues to achieve profitability in the future. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our continued slow revenue growth and operating losses may indicate circumstances requiring an impairment to be recorded.
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
As of December 31, 2008, Amphion Ventures LP and affiliates of Amphion Ventures LP, including Amphion Partners, Amphion Investments, Antiope Partners, Amphion Capital Partners, Amphion Capital Management LLC, Amphion Innovations plc, Amphion Innovations US and VennWorks LLC (collectively, the “Amphion Group”) owns approximately 55% of our outstanding common stock. This level of ownership provides the Amphion Group with the power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. Additionally, two of our five directors are affiliates of the Amphion Group. See Security Ownership of Certain Beneficial Owners and Management.
The price of our common stock has been highly volatile and may continue to be highly volatile, which may adversely affect your ability to sell your shares and our ability to raise additional capital.
The price of our common stock has been highly volatile and may continue to be highly volatile. For instance, from November 1, 2002 through December 31, 2008, our common stock traded from a low of $.022 to a high of $3.60 per share. The price of our common stock has experienced, and may continue to experience, significant volatility in response to many factors, some of which are beyond our control and may not even be directly related to us, including:
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
Item 1B. UNRESOLVED STAFF COMMENTS.
There are no unresolved comments from the staff of the Securities and Exchange Commission.
Item 2. DESCRIPTION OF PROPERTIES.
Axcess leases a 10,013 square foot facility in Addison, Texas, which is used for administrative, engineering and sales offices. This facility is rented through September 2013. Our annual rental costs for this space is approximately $111,000. We also lease 1,500 square feet in Costa Mesa, California, which is used for software engineering space. The lease will terminate in January 2009 and the monthly rent is $2,025. We do not plan on renewing the lease for the Costa Mesa facility when it expires and we will consolidate the software engineering function in to the Addison location. We believe this facility is suitable and adequate to accommodate our operations. We consider the facility to be in good condition and it is our opinion that the facilities are adequately covered by insurance.
Item 3. LEGAL PROCEEDINGS.
Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $45,000, which aggregates in total $90,676. We are currently defending or seeking to settle each of the vendor’s and customer claims. At December 31, 2008, we had accrued the delinquent amounts we expect to be liable for.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II

Item 5.	MARKET FOR REISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.
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

	2008		2007
QUARTER ENDED	LOW	HIGH	LOW	HIGH
March 31	$1.04	$1.55	$1.10	$1.77
June 30	0.86	1.35	1.15	1.54
September 30	0.75	1.20	1.16	1.80
December 31	0.22	0.80	1.26	1.95
As of December 31, 2008, we had approximately 669 holders of record of voting common stock.
Axcess has not paid dividends on our common stock and does not anticipate the payment of cash dividends in the foreseeable future, as we contemplate retaining all earnings to finance the continued growth of our business.

Equity Compensation Plans
Information concerning the 2005 Equity Incentive Plan, 2001 Equity Incentive Plan and the 1998 Directors Compensation Plan is presented in the table that follows. See “Note 13. Stock Options and Warrants” in the notes to the financial statements.

Number of securities
	Number of securities to be	Weighted-average	remaining available
	issued upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	5,392,973	$1.87	2,802,000
Equity compensation plans not approved by security holders	—	—	—

Total	5,392,973	$1.87	2,802,000

Recent Sale of Unregistered Securities
During 2008, we issued unregistered securities in connection with each of the transactions described below. The issuance of the Preferred Stock, common stock and promissory notes were exempt from the registration requirements of the Securities Act by virtue of Sections 4(2) and 4(6) thereof as a transaction not involving a public offering and made solely to accredited investors. An appropriate restrictive legend was affixed to the stock certificates and warrants.
Dividends Paid
During 2008, one holder of the 2004 Preferred Shared elected to convert $90,904 of accrued and unpaid dividends into 90,004 shares of Axcess common stock, which were issued during 2008.
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
During 2008 two holders elected to convert 110,000 shares into 110,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement.
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
During 2008 one holder elected to convert 625,000 shares into 625,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement.
2006C Preferred Equity Offering
On January 29, 2007, the Company raised $2,000,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006C Preferred and consists of 200 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a ten thousand (10,000) to one (1) basis at $1.00. In addition, the Company issued 1,000,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The Company will use the proceeds for general working capital.
During 2008 one holder elected to convert 100 shares into 1,000,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement.

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
During 2008 one holder elected to convert 5 shares into 50,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement. In January 2008, Axcess also completed the prior year conversion by issuing 25,000 shares of Axcess Common Shares that had been previously authorized to convert in 2007.
2008 Preferred Equity
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
The Company also recorded an additional preferred stock dividend of $558,686 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2008 Preferred Stock Equity closed during the twelve months ended December 31, 2008.
2008B Preferred Equity
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
The Company also recorded an additional preferred stock dividend of $187,501 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2008B Preferred Stock Equity closed during the nine months ended September 30, 2008.
Warrant Exercised / Expire
During 2008 the Company issued an additional 2,145,743 warrants in conjunction with various exempt equity and debt offerings. The warrant price ranged from $0.22 to $1.50 and they expire between January 14, 2013 and December 30, 2013. During that same period the Company had 500,000 warrants expire without being exercised.
Stock Options Forfeited / Expired
During 2008 the Company had 130,000 options forfeited and an additional 28,000 expire. Of those that expired / forfeited 90,000 of them had been issued from the 2005 Equity Plan are eligible to be reissued the other 68,000 were issued as part of the Directors Plan, the 2001 Equity Plan or as an inducement to hire and are not eligible to be reissued.
Other Matters relating to future amortizable charges
As of December 31, 2008 we have $18,750 of deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the related debt.
In connection with the issuance of the common shares and preferred shares, we recorded preferred stock dividend requirements that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock. The following table provides the dividend expense recorded by offering:

12 Months
Ended
December 31,
2008
2008 Preferred equity offering	$558,686
2008B Preferred equity offering	187,501

Item 6. SELECTED FINANCIAL DATA.
As a smaller reporting company, we are not required to include this item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2008. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
Liquidity and Capital Resources
Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, and short-term bridge loans from stockholders to meet our working capital requirements. At December 31, 2008, we had working capital deficit of $3,693,553.
Our operations generated losses in 2008. Our cash decreased $7,697 during the year with operating activities using $2,495,408 of cash. We funded operations with cash from two equity offerings and convertible notes. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2009 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2009.
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
2008 Preferred Equity
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

2008B Preferred Equity
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
Convertible Note
On December 17, 2007 and through December 31, 2008, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If within a specific time period Axcess completes an offering of any of its securities, and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. These notes have been accounted for in accordance with EITF 00-19 (Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock), EITF 05-2 (The Meaning of Conventional Convertible Debt Instrument in 00-19), EITF 98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio) and EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments). As of December 31, 2008 the outstanding principal balance on all of the outstanding notes is $1,038,273 and the Company has issued 556,233 (545,743 during the 12 months ended December 31, 2008) warrants with strike prices that range from $0.22 to $1.43 with a weighted average of $0.86 during the twelve months ended December 31, 2008. The notes and balances as of December 31, 2008 are:

	Balance as of
	December 31,
Date of Note	2008	Due Date	Interest Rate
December 17, 2007	$50,000	January 15, 2008	5.0%
January 14, 2008	150,000	February 15, 2008	5.0%
February 20, 2008	150,000	March 31, 2008	5.0%
February 28, 2008	60,000	March 31, 2008	5.0%
March 14, 2008	63,000	April 15, 2008	5.0%
March 25, 2008	55,000	April 30, 2008	5.0%
April 1, 2008	85,273	May 1, 2008	5.0%
April 7, 2008	22,000	May 15, 2008	5.0%
April 15, 2008	110,000	May 31, 2008	5.0%
July 30, 2008	50,000	August 31, 2008	5.0%
October 23, 2008	100,000	November 30, 2008	5.0%
November 26, 2008	31,000	December 31, 2008	5.0%
December 15, 2008	62,000	January 31, 2009	5.0%
December 30, 2008	50,000	January 31, 2009	5.0%

Total	$1,038,273

As previously discussed, for all notes executed and detailed above, Amphion Innovations has the option to convert the notes payable under the same terms as a completed preferred offering occurring within a specified time period. In accordance with EITF 98-5 and 00-27, consideration was given to the contingent beneficial conversion feature due to the trigger event that occurred on April 25, 2008 upon completion of the 2008 series preferred equity offering. Notes impacted by this event were notes executed between March 25, 2008 and April 15, 2008. For these notes, the conversion price of $1.00 exceeded the stock price of $0.88 on the date of contingency resolution. There is no incremental increase of intrinsic value at the contingency resolution date and therefore there is no additional beneficial conversion discount to be recorded. At December 31, 2008 there was $143,000 that was still eligible to be converted.
The exercise price of the warrants range from $0.22 to $1.42 and expire five years from date of issuance. The Company estimates the fair market value of the warrant using Black-Scholes Valuation Model. Key assumptions used to estimate the fair market value of the warrants include the exercise price (ranging from $0.22 to $1.42), the expected term (five years), the expected volatility of the Company’s stock over the warrants expected term (ranging from 67% to 78%) and risk free interest rate (ranging from 2.11% to 4.27%).

Sales and Marketing Initiatives
In the past our sales volume has not been sufficient to sustain our operations. During 2008, we continued to see broad-based awareness and acceptance of RFID on a world-wide basis. Our approach for 2009 has been:
1.	We continue to focus on replicating our past success;

2.	We continue to add integrators and partners to our sales channel;

3.	We continue to improve our professional skill sets and resources to grow the business.
While there can be no assurance that our efforts will be successful, we believe that these accomplishments will assist us in our goal of becoming profitable.
See “Risk Factors.”
Results of Operations
Sales and Gross Profit. Sales for the year ending December 31, 2008 and 2007 were $1,504,924 and $3,412,484, respectively. We realized gross profits of 47% or $708,919 in 2008 and 56% or $1,925,106 in 2007. Two customers accounted for 32% of total revenue in 2008 and one customer accounted for more than 59%of the total revenue in 2007. Cost of sales for the year ended December 31, 2008 and 2007 were $790,384 and $1,478,959, respectively. We also recorded a charge of $3,622 and $8,419 for inventory impairment during the year ended December 31, 2008 and 2007, respectively. The impairment was as a result of the change in strategy from self-manufacturing to contract manufacturing and the change from video products to RFID products. The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products. The majority of the decrease in sales is a result of the Barbados contract, a large single order, awarded in January 2007. The decrease in gross margin was partly due to the increased scope of the system installation with the Barbados contract and we continue to expect the margin will continue to be stable in the 40% to 50% range.
Operating Expenses. Operating expenses were $4,956,096 and $6,566,689 in 2008 and 2007, respectively. The majority of the decrease relates to the development of our next generation products and decreased selling expense related to the Barbados contract.
Research and development expenses were $2,229,590 in 2008 and $3,167,736 in 2007. The largest portion of the decrease relates to the expensing of the development of the next generation RFID products that was announced during 2007. The remainder of the decrease relates to lower prototype development based on the development of the next generation RFID products, lower contract labor and reduced relocation expense. These decreases are offset by increased salary and related expenses for additional headcount, expensing of stock compensation and increased travel expenses.
Corporate general and administrative expenses were $1,507,703 and $1,773,678 in 2008 and 2007, respectively. The decrease was mainly related to reduced investor relation activity, lower stock compensation expense and reduced bad debt expense. However, some of that savings was offset by an increase in audit expenses, higher salaries and increased lease expense.
Selling and marketing expenses were $1,192,261 and $1,609,610 in 2008 and 2007, respectively. The majority of the decrease relates to decreased selling expense relating to the Barbados contract and lower salary expenses due to lower headcount.
Depreciation and amortization expenses were $26,542 for 2008 compared to $15,665 for 2007. The increase is related to additional equipment purchased and used at our contract manufacturer for the new Dot tags.
Other expenses, net. Other expenses, net, were $527,764 for 2008 and $305,099 for 2007. Interest expense was $154,355 higher during 2008, compared to 2007, reflecting the expense associated with the warrants that were issued with the convertible debt. We also recognized $489 during 2008 relating to the gain on vendor settlements, statuary write-off and other items compared to $25,799 during the same period of 2007. We also recorded an additional $43,000 for a potential judgment relating to a customer from 2001.
Net Loss. Net loss was $4,774,941 and $4,946,682 in 2008 and 2007, respectively. The decrease in expense relates to the development of the Enterprise Dot, our next generation RFID product and selling expense relating to the Barbados contract and lower gross margin by the contribution of the Barbados contract.
Preferred Stock dividend requirements. Preferred Stock dividend requirements were $991,494 for 2008 and $4,368,357 for 2007. During 2008, we expensed $558,686 related to the 2008 Preferred equity offering and $187,501 related to the 2008B Preferred equity offering compared to $2,050,000 related to the 2007 Preferred equity offering and $2,000,000 related to the 2006C Preferred equity offering during 2007. Recurring preferred Stock dividend requirements were $245,307 in 2008 and $318,357 in 2007.

Other Matters relating to future amortizable charges
As of December 31, 2008 we have $18,750 of debt discount and deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the related debt. In connection with the issuance of the 2003B Preferred Stock, we recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock. In connection with the issuance of the 2004 Preferred Stock, we recorded preferred stock dividend requirements of $1,002,540 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock.
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
In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market- based employee stock option valuation instruments on the evaluation.
EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.
In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No.133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No.161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, We are currently assessing the potential impact that adoption of SFAS No.161 may have on our financial statements.
In May 2008, the Financial Accounting Standards Board (“FASB”) approved FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and the equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, with equity component being valued based on the difference between such non-convertible debt borrowing rate and the actual cash interest rate on such convertible debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and must be applied retrospectively to all periods presented. The Company is evaluating the effect which the implementation of FSP APB 14-1 may have on the consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.
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
Revenue Recognition and Warranty Costs
We recognize revenue on sales of our products when the products are shipped from our facility in Addison, Texas. Our policy does not allow customers to return products for credit. We currently provide a one-year warranty on all products. Provision is made at the time the related revenue is recognized for estimated product repair costs.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a smaller reporting company, we are not requires to include the information required by this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no reportable events of the type described in Item 304(b) of Regulation S-K.
Item 9A. CONTROL AND PROCEDURES.
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
Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant number of our compensating controls.
We intended to remediate these material weaknesses during 2008 however; liquidity issues prevented us from making changes. Therefore, we intend to address theses material weaknesses during 2009. Notwithstanding these material weaknesses, we believe that our financial conditions, results of operations and cash flows presented in this report of Form 10-K are fairly presented in all material respects.
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
CHANGES ON INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION.
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Management of Axcess
The Board elects executive officers annually at its first meeting following the annual meeting of stockholders. The following table sets forth, as of March 25, 2009, Axcess’ directors, executive officers and significant employees, their ages, and their positions within Axcess.

Name	Age	Position	Committee	Independent (1)
Richard C.E. Morgan	64	Chairman of the Board of Directors	(2*) (4*) (5)
Allan Griebenow	56	Director, President and Chief Executive Officer	(2) (5)
Allan L. Frank	45	Vice President, Secretary and Chief Financial Officer
Robert J. Bertoldi	54	Directors	(3) (5)
Paul J. Coleman, Jr.	77	Director	(3*) (5)	X
Robert F. Hussey	59	Director	(3) (4) (5)	X
Raj Bridgelall	42	Vice President of Engineering
Ray Cavanagh	58	Vice President of Sales
Benjamin Donohue	58	Vice President of Business Development

(1)	Indicates the board member is “Independent” as such term is defined by Item 407 of Regulation S-K and the rules on the Nasdaq Stock Market.

(2)	Executive Committee.

(3)	Audit Committee.

(4)	Compensation Committee

(5)	Nominating and Governance Committee.

*	Indicates Chairman of the Committee.
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
Allan Griebenow has served as a director, President and Chief Executive Officer of the Company since July 1999. He founded Prism Video, Inc. in 1993 and was Chief Executive Officer of Prism Video, Inc. from 1994 to July 1999. From 1989 to 1992, Mr. Griebenow was President, CEO and a Director of Vortech Data Inc., a pioneer in the medical imaging networking (PACS) space which was sold to Eastman Kodak and became Kodak Health Imaging Systems. Earlier he was with Satellite Systems Engineering, Ford Aerospace, and Satellite Business Systems. Mr. Griebenow has spent the past thirty years in telecommunications-based advanced applications. He started his career in 1979 as a Presidential Management Intern with NASA’s Office of Aeronautics and Space Technology. He holds a B.S. in Business Administration from the University of Maryland and an MBA from San Francisco State University.
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

Robert J. Bertoldi has been a director of the Company since June 2000. Since 2005 he has been the President and Chief Financial Officer of Amphion Innovations plc (AMP), a company listed on the AIM on the London Stock Exchange. Amphion develops and operates companies in the life sciences and medical technology sectors. Since 2003, Mr. Bertoldi has been the President of Amphion Capital Partners LLC, since 2000 Mr. Bertoldi has been the President of VennWorks, LLC, since 1995, Mr. Bertoldi has been a Managing Member of Amphion Capital Management, LLC, and of Amphion Partners LLC, the General Partner of Amphion Ventures LP. Prior to 1995 Mr. Bertoldi served as the Chief Financial Officer of James D. Wolfensohn Inc. and Hambro America Inc. In addition to being a member of the Board of Director for Axcess, Mr. Bertoldi is the Chairman of the Board of m2m Inc, and is on the Board of WellGen Inc., DataTern, Inc. and MSA Holding B.S.C. Mr. Bertoldi received his B.A. in Accounting and Economic from Queens College in 1976 and became a Certified Public Accountant in 1978. He is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act, directors, certain officers and beneficial owners of 10% or more of the Company’s Voting Common Stock are required from time to time to file with the Securities and Exchange Commission reports on Forms 3, 4 or 5, relating principally to transactions in Company securities by such persons. Based solely upon a review of Forms 3, 4 and 5 submitted to Axcess during and with respect to 2008, all of these individuals or entities timely filed their respective Forms 3, 4 or 5 required by Section 16(a) of the Exchange Act during 2008.
Code of Ethics
We have adopted our Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and any Principal Accounting Officer or Controller (“Senior Financial Officers”) of Axcess International, Inc. (the “Company”). Its purpose is to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of the Company’s financial records and the preparation of financial statements filed with the Securities and Exchange Commission (the “SEC”). A copy of such code is attached as an exhibit 14.1 to our annual report on Form 10-K for the period ended December 31, 2008

Item 11. EXECUTIVE COMPENSATION.
The Company’s Board of Directors is responsible to oversee all of the executive compensation and equity plans and programs to ensure that its officers and senior staff are compensated in a manner that is consistent with its competitively based annual and long term performance goals.
Compensation Philosophy and Objectives
The Company’s compensation programs are designed to attract, motivate, and retain talented executives while maintaining competitiveness within our industry. We face competition in the market for talented executives and employees and understand the need to offer competitive employment packages. Our compensation programs are designed to achieve this in a manner that still furthers the financial interest of its shareholders. The objectives of the compensation programs are:
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
Base Salaries
Salaries for the Company’s officers (including the CEO) are determined by evaluating the officer’s individual performance and contributions to the performance of the Company, the officer’s responsibilities, experience, and any other data which may be available regarding competitive practices. Officers’ salaries and merit adjustments are approved annually by the Board of Directors in January for the next 12 months. Based on this process, the Company’s officers were not provided an increase for fiscal year 2008. However, they were provided a 6.6% increase for fiscal year 2007, for the first time since 2001.
Bonus / Pay for Performance
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

Summary Compensation Table
The following table summarizes the compensation earned by Axcess’ Chief Executive Officer and Axcess’ four other most highly compensated executive officers (whose annualized compensation exceeded $100,000) (collectively called the “named executive officers”), for services rendered in all capacities to Axcess during the fiscal years ended December 31, 2008 through 2006.
Summary Compensation Table

					Stock	Option	All Other
Name	Year		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Positions	Ended		($)	($)	($)	($)(A,1)	($)(B)	($)
Allan Griebenow	2008		246,100	—	—	—	—	246,100
President and Chief Executive Officer	2007		235,363	—	—	50,400	—	285,763
	2006		230,009	—	—	243,880	—	473,889
Allan L. Frank	2008		192,600	—	—	—	—	192,600
Vice President, Secretary and	2007		183,810	—	—	35,400	—	219,210
Chief Financial Officer	2006		180,000	—	—	195,650	—	375,650
Raj Bridgelall	2008		178,500	—	—	—	—	178,500
Vice President, Engineering	2007		172,599	—	—	60,000	12,021	244,620
	2006	(2)	43,154	—	—	120,000	7,974	171,128
Ray Cavanagh	2008		153,750	—	—	—	—	153,750
Vice President, Sales	2007		151,610	—	—	24,000	—	175,610
	2006	(3)	93,750	—	—	144,000	—	237,750
Ben Donohue	2008		153,750	—	—	—	—	153,750
Vice President, Business Development	2007		116,315	10,000	—	24,000	—	150,315
	2006	(4)	115,837	—	—	97,370	—	213,207

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
Stock Option Grants in 2008 to Named Executive Officers
During 2008, we granted no awards to our CEO, CFO and other named executive officers pursuant to our 2005 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End
The following table summarizes equity awards granted to our CEO, CFO and other named executive officers that were outstanding as of December 31, 2008.

	Option Awards						Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market
						Number	of	Number	or Payout
			Equity			of	Shares	of	Value of
			Incentive			Shares	or	Unearned	Unearned
			Plan			or Units	Units	Shares,	Shares,
			Awards:			of	of	Units or	Units or
		Number of	Number of			Stock	Stock	Other	Other
	Number of	Securities	Securities			That	That	Rights	Rights
	Securities	Underlying	Underlying	Option		Have	Have	That	That
	Underlying	Unexercised	Unexercised	Exercise	Option	Not	Not	Have Not	Have Not
	Options(#)	Options(#)	Unearned	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options(#)	($)	Date	(#)	($)	(#)	($)
Allan Griebenow (1)	1,305,072	260,000	—	$2.20	10 years from Grant	—	—	—	—
Allan Frank (2)	669,968	196,000	—	$1.71	10 years from Grant	—	—	—	—
Raj Bridgelall (3)	75,000	275,000	—	$1.24	10 years from Grant	—	—	—	—
Ray Cavanagh (4)	75,000	155,000	—	$1.26	10 years from Grant	—	—	—	—
Ben Donohue (5)	175,217	113,500	—	$1.34	10 years from Grant	—	—	—	—

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

(5)
Includes a grant made on September 29, 1999 for 12,000 options at a strike price of $2.69 (4,000 have been exercised); a grant made on February 2, 2000 for 3,308 options with a strike price of $5.50; a grant made on January 10, 2001 for 6,000 option at a strike price of $3.88; a grant made on June 5, 2002 for 65,000 options at a strike price of $1.70 (16,250 have been exercised); a grant made on January 17, 2003 for 78,000 options at a strike price of $0.40 (77,400 have been exercised); a grant made on March 16, 2004 for 35,059 options at a strike price of $2.00 and a grant made on February 15, 2006 for 107,000 options with a strike price of $1.04 and a grant made September 21, 2007 for 80,000 options at a strike price of $1.50.

Aggregate Option Exercises in 2008 by Executive Officers
The following table provides information as to options exercised, if any, by each of the named executive officers in 2008 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of our Voting Common Stock on December 31, 2008 ($0.22 as reported on the Over-The-Counter Bulletin Board).

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-the-Money Options at
	On	Value	Options at December 31, 2008		December 31, 2008
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Allan Griebenow	—	$—	1,305,072	260,000	$—	$—
Allan L. Frank	—	$—	669,968	196,000	$—	$—
Raj Bridgelall	—	$—	75,000	275,000	$—	$—
Ray Cavanagh	—	$—	75,000	155,000	$—	$—
Ben Donohue	—	$—	175,217	86,750	$—	$—

Compensation of the Company’s Directors
Starting in 2006, we pay cash compensation to each director who is not employed by us and who does not beneficially own more than five percent of the shares of common stock outstanding. We will pay five thousand dollars per quarter to each independent director and an additional twenty-five hundred dollars per quarter for an independent chairman of the audit or compensation committee. We will also pay one thousand dollars to each independent director for each meeting attended and five hundred dollars for each telephonic board meeting. The cash compensation is automatically suspended in the event that our cash balance is below $500,000 on the first day of the quarter. In addition to the compensation set forth above, each director shall receive an annual grant of options to acquire common stock at an exercise price equal to the fair market value per share of the common stock at the time the option is granted. The annual grant customarily takes place shortly after each annual meeting of our stockholders. All new board members receive 50,000 options to acquire common stock at an exercise price equal to the fair market value per share of the common stock on the date the board member is elected by our stockholders. All new board members will also be eligible to receive the annual grant. We also pay ordinary and necessary out-of-pocket expenses for directors to attend board and committee meetings. Directors who are officers or employees of Axcess receive no fees for service on the board or committees thereof.
The following table summarizes compensation paid to all of our non-employee directors:

Change in
Pension Value
and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Richard CE Morgan	$—	$—	$—	$—	$—	$—	$—
Robert Bertoldi	—	—	—	—	—	—	—
Robert Hussey	—	—	—	—	—	—	—
Paul Coleman	—	—	—	—	—	—	—
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

Item 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth the number of shares of each class of stock beneficially owned as of March __, 2009, by each person known by Axcess to be the beneficial owner of more than five percent of any class of our voting securities as of March __, 2009. Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

		Amount and
		Nature of			Percentage of
Name and Address of		Beneficial		Percentage	Voting Power
Beneficial Owner	Title of Class	Owner		of Class	(1)
Amphion Group (2)	Voting Common Stock	21,232,639	(3)	45.6%	49.0%
330 Madison Avenue	Series 2005	1,770,024		66.8%	4.2%
New York, NY 10017	Series 2006B	450,000		64.3%	1.1%
	Series 2007	250,000	(4)	13.5%	0.6%
	Series 2008B	666,667	(5)	83.3%	1.6%

(1)	Includes outstanding common and preferred shares outstanding. Excludes stock options and warrants.

(2)	See the following table regarding the beneficial ownership of the Amphion Group.

(3)	Includes 2,756,736 shares that the Amphion Group has the right to acquire pursuant to warrants and options that are exercisable within 60 days.

(4)	25 preferred shares that convert ten thousand to one.

(5)	66 and 2/3 preferred shares that convert ten thousand to one.

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

			Series	Series	Series		Series
	Voting		2005	2006B	2007		2008B
	Common		Preferred	Preferred	Preferred		Preferred		Warrants		Options		Total
Amphion Ventures LP	9,219,305		—	—	—		—		—		—		9,219,305
VennWorks LLC	5,677,006		—	—	—		—		—		—		5,677,006
Amphion Innovations plc	670,000		1,475,906	150,000	—		—		2,280,275	(1)			4,576,181
Mr. Morgan	758,009	(2)	294,118	300,000	250,000	(3)	666,667	(4)	1,072,451	(5)	111,293	(6)	3,452,538
Antiope Partners LLC	1,109,182		—	—	—		—		—		—		1,109,182
Mr. Bertoldi	—		—	—	—		—		—		246,293	(7)	246,293
Amphion Investments LLC	44,000		—	—	—		—		—		—		44,000
Amphion Partners LLC	28,125		—	—	—		—		—		—		28,125
Amhion Capital Management LLC	16,700		—	—	—		—		—		—		16,700

Total of Amphion Group	17,522,327		1,770,024	450,000	250,000		666,667		3,352,726		357,586		24,369,330

(1)	Includes sixty-one different grants ranging in price ($0.22 to $2.00) and expiration dates (January 28, 2010 to December 31, 2013).

(2)	Includes 252,715 shares of common stock issued to Mrs. Morgan, the wife of Mr. Morgan.

(3)	25 preferred shares that convert ten thousand to one.

(4)	66 and 2/3 preferred shares that convert ten thousand to one.

(5)	Includes three different grants ranging in price ($1.50 to $2.00) and expiration dates (January 28, 2010 to December 1, 2011).

(6)	Options to purchase 111,293 shares of common stock that are exercisable within 60 days.

(7)	Options to purchase 246,293 shares of common stock that are exercisable within 60 days.

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

		Amount and
		Nature of	Percentage	Percentage
Name of		Beneficial	of	of Common
Beneficial Owner	Title of Class	Owner	Class	Voting Power
Richard C.E. Morgan	Voting Common Stock(1)	17,522,327	56.2%	41.5%
	Series 2005 Preferred(2)	1,770,024	66.8%	4.2%
	Series 2006B Preferred(3)	450,000	64.3%	1.1%
	Series 2007 Preferred	25	13.5%	*
	Series 2008B Preferred	66 2/3	83.3%	1.6%

Robert J. Bertoldi	Voting Common Stock(4)	16,764,318	53.7%	39.7%
	Series 2005 Preferred	1,475,906	55.7%	3.5%
	Series 2006B Preferred	150,000	21.4%	*

Allan Griebenow	Voting Common Stock(5)	14,860	*	*
Paul J. Coleman, Jr.	Voting Common Stock(6)	80	*	*
Allan L. Frank	Voting Common Stock(7)	—	*	*
Robert F. Hussey	Voting Common Stock(8)	—	*	*
Raj Bridgelall	Voting Common Stock(9)	—	*	*
Raymond Cavanagh	Voting Common Stock(10)	—	*	*
Benjamin Donohue	Voting Common Stock(11)	—	*	*

All Directors, Director	Voting Common Stock	17,537,267	56.2%	41.6%
Nominees and	Series 2005 Preferred	1,770,024	66.8%	4.2%
Executive Officers as	Series 2006B Preferred	450,000	64.3%	1.1%
a group (10 individuals)	Series 2007 Preferred	25	13.2%	*
	Series 2008B Preferred	66 2/3	83.3%	1.6%

*	Less than 1%.

(1)
The number of shares of voting common stock includes 505,294 shares held directly, 16,764,318 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above), 252,715 shares owned by Mr. Morgan’s wife. However, the number of shares of voting common stock excludes 976,158 shares that Mr. Morgan has the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days, 2,280,275 shares that entities within the Amphion Group have the right to acquire pursuant to warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Morgan disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(2)
The number of shares of Series 2005 Preferred stock includes 294,118 shares held directly and 1,475,906 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above).

(3)
The number of shares of Series 2006B Preferred stock includes 300,000 shares held directly and 150,000 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above).

(4)
Includes 16,764,318 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above). However, excludes 212,543 shares that Mr. Bertoldi has the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days and 2,280,275 shares that entities within the Amphion Group have the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Bertoldi disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(5)
Includes 14,580 shares of common stock held directly by Mr. Griebenow and 280 shares owned jointly with his wife. Excludes 1,372,072 shares that Mr. Griebenow has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(6)	Includes 80 shares of common stock held directly by Mr. Coleman and excludes 217,543 shares that Mr. Coleman has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(7)	Excludes 723,718 shares that Mr. Frank has the right to acquire pursuant to options that are exercisable within 60 days.

(8)	Excludes 202,543 shares that Mr. Hussey has the right to acquire pursuant to options that are exercisable within 60 days.

(9)	Excludes 75,000 shares that Mr. Bridgelall has the right to acquire pursuant to options that are exercisable within 60 days.

(10)	Excludes 75,000 shares that Mr. Cavanagh has the right to acquire pursuant to options that are exercisable within 60 days.

(11)	Excludes 299,617 shares that Mr. Donohue has the right to acquire pursuant to options that are exercisable within 60 days.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Amphion Investment LLC
Axcess entered into a 6.75% demand note with Amphion Investments, LLC, dated January 25, 2002. The borrowings are unsecured. The note was due December 31, 2007, Axcess reached an Agreement with Amphion Investments LLC to extend the maturity of the note to December 31, 2011. Axcess agreed to increase the interest rate from 5.0% to 5.5%. As of December 31, 2008 the outstanding amount is $393,787.
PV Proceeds Holdings Inc.
Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. the holders of a $4.0 million of non-interest bearing note that was due December 31, 2002 and was in default. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007. As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess. The warrants had an exercise price of two dollars ($2.00) per share and expired on February 14, 2008. Axcess has also agreed to certain provisions that would further reduce the principal amount over time.
PV Proceeds consented to a five-year extension of the note with an interest rate of 5.5% per annum from January 1, 2008 payable in full at maturity of December 31, 2011. The balance as of December 31, 2008 was $2,464,559.
Amphion Innovations plc
On December 17, 2007 and through December 31, 2008, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If within a specific time period Axcess completes an offering of any of its securities, and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. These notes have been accounted for in accordance with EITF 00-19 (Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock), EITF 05-2 (The Meaning of Conventional Convertible Debt Instrument in 00-19), EITF 98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio) and EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments). As of December 31, 2008 the outstanding principal balance on all of the outstanding notes is $1,038,273 and the Company has issued 556,233 (545,743 during the 12 months ended December 31, 2008) warrants with strike prices that range from $0.22 to $1.43 with a weighted average of $0.86 during the twelve months ended December 31, 2008. The notes and balances as of December 31, 2008 are:

	Balance as of			Accrued Interest
	December 31,			as of December 31,
Date of Note	2008	Due Date	Interest Rate	2008
December 17, 2007	$50,000	January 15, 2008	5.0%	$4,452
January 14, 2008	150,000	February 15, 2008	5.0%	7,294
February 20, 2008	150,000	March 31, 2008	5.0%	6,472
February 28, 2008	60,000	March 31, 2008	5.0%	2,523
March 14, 2008	63,000	April 15, 2008	5.0%	2,520
March 25, 2008	55,000	April 30, 2008	5.0%	2,117
April 1, 2008	85,273	May 1, 2008	5.0%	3,201
April 7, 2008	22,000	May 15, 2008	5.0%	808
April 15, 2008	110,000	May 31, 2008	5.0%	3,918
July 30, 2008	50,000	August 31, 2008	5.0%	1,479
October 23, 2008	100,000	November 30, 2008	5.0%	425
November 26, 2008	31,000	December 31, 2008	5.0%	149
December 15, 2008	62,000	January 31, 2009	5.0%	136
December 30, 2008	50,000	January 31, 2009	5.0%	7

Total	$1,038,273			$35,501

As previously discussed, for all notes executed and detailed above, Amphion Innovations has the option to convert the notes payable under the same terms as a completed preferred offering occurring within a specified time period. In accordance with EITF 98-5 and 00-27, consideration was given to the contingent beneficial conversion feature due to the trigger event that occurred on April 25, 2008 upon completion of the 2008 series preferred equity offering. Notes impacted by this event were notes executed between March 25, 2008 and April 15, 2008. For these notes, the conversion price of $1.00 exceeded the stock price of $0.88 on the date of contingency resolution. There is no incremental increase of intrinsic value at the contingency resolution date and therefore there is no additional beneficial conversion discount to be recorded. At December 31, 2008 there was $143,000 that was still eligible to be converted.

The exercise price of the warrants range from $0.22 to $1.42 and expire five years from date of issuance. The Company estimates the fair market value of the warrant using Black-Scholes Valuation Model. Key assumptions used to estimate the fair market value of the warrants include the exercise price (ranging from $0.22 to $1.42), the expected term (five years), the expected volatility of the Company’s stock over the warrants expected term (ranging from 67% to 78%) and risk free interest rate (ranging from 2.11% to 4.27%).
Amphion Capital Partners LLC
In 2005, Axcess entered into a one year Borrowed Employees and Advisory Agreement with Amphion Capital Partners LLC (“ACP”), to assist us in a variety of areas relating to investor relations and technology research. ACP will provide Axcess with the use of employees who will be dedicated, on a part-time basis, to provide these services, in addition to the services of Robert Bertoldi and Richard Morgan. ACP will provide Axcess the following: (i) Identification, evaluation and advice on a variety of options the Axcess to undertake to enhance its current technology offering, including sources of complementary technology and technology partnering; (ii) Investor relations services, including becoming the initial point of contact for the Preferred Equity Investors, providing both materials and information to interested parties; (iii) Advice and assistance with strategies relating to asset enhancement and maximization of asset utilization, including those associated with and intellectual property assets. In return Axcess has agreed to pay ACP $7,500 per month in advance. During 2006, Axcess elected to renew the contract and the payment was raised to $10,000 per month in advance. Axcess paid $20,000 total for 2008 and $100,000 for 2007.
Other Matters
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
Audit Committee
The Audit Committee is composed of Robert J. Bertoldi, Paul J. Coleman, Jr. and Robert F. Hussey. The audit committee held four meetings during our 2008 Fiscal Year.
Our audit committee assists our board of directors in fulfilling its responsibilities for oversight and supervision of financial and accounting matters. The chairman of the audit committee is Robert F. Hussey. Our audit committee’s responsibilities include, among others (i) recommending to the board of directors the engagement of the external auditor and the terms of the external auditor’s engagement; (ii) overseeing the work of the external auditor, including dispute resolution between management and the external auditor, if required; (iii) pre-approving all non-audit service to be provided to us by our external auditor; (iv) reviewing our financial statements, management’s discussion and analysis and annual and interim earnings press releases before this information is publicly disclosed; (v) assessing the adequacy of procedures for our public disclosure of financial information; and (vi) establishing procedures to deal with complaints received by us relating to our accounting and auditing matters. We have adopted, along with our audit committee, a written charter of the audit committee setting out the mandate and responsibilities of the audit committee.
Accordingly, the Audit Committee discusses with Hein & Associates, LLP, our auditors, our audited financial statements, including, among other things the quality of our accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by our management in our financial statements and the basis for the auditor’s conclusions regarding the reasonableness of those estimates, in addition to the auditor’s independence.
Audit Committee Financial Expert
Robert F Hussey and Robert J. Bertoldi serve as our audit committee financial experts. Mr. Bertoldi is not an “independent director”, as defined in the rules on Nasdaq Stock Market.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table presents fees for professional audit services rendered by Hein & Associates LLP for the audit of Axcess International Inc.’s annual consolidated financial statements for the years ended December 31, 2008 and December 31, 2007 and fees billed for other services rendered by Hein & Associates LLP during those periods.

	December 31,	December 31,
	2008	2007
Audit fees (1)	$82,115	$79,559
Audit related fees (2)	—	—
Tax fees (3)	17,777	13,608
All other fees (4)	—	—

Total	$99,892	$93,167

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
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

3.4	*	Certificate of Designations, Preferences, Powers and Rights of Series 2006 Preferred Stock.

3.5	*	Certificate of Designations, Preferences, Powers and Rights of Series 2006B Preferred Stock.

3.6	*	Certificate of Designations, Preferences, Powers and Rights of Series 2006C Preferred Stock.

Exhibit No.		Description
3.7	*	Certificate of Designations, Preferences, Powers and Rights of Series 2007 Preferred Stock.

3.8	*	Certificate of Designations, Preferences, Powers and Rights of Series 2008 Preferred Stock.

3.9		Certificate of Designations, Preferences, Powers and Rights of Series 2008B Preferred Stock. Incorporated herein by reference to Exhibit 3.02 and 9.01 to Form 8-K filed October 28, 2008.

10.1	+
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

Exhibit No.		Description
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

10.17		Form of Convertible Notes executed by Axcess payable to Amphion Innovations plc.

10.18		Form of Stock Purchase agreement for the 2008B Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on November 15, 2008

10.19
Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2008B Preferred Stock Offering. . Incorporated herein by reference to Exhibit 10.2 on Form 10-Q filed on November 14, 2008.

14.1	*	Code of Ethics for Senior Financial Officers dated and approved by the Board of Directors on March 26, 2004. *

21.1		Subsidiaries of the Company. *

31.1		Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2		Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1		Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2		Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	*	Audit Committee charter. *

99.2	*	Nominating and Governance Committee charter. *

99.3	*	Whistleblower Policy. *

*	Filed herewith.

+	Denotes management contract or compensatory plan.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2009.

AXCESS INTERNATIONAL INC.

By:	/s/ Richard C.E. Morgan Richard C.E. Morgan, Chairman of the Board
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 31st day of March 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Axcess International, Inc.
We have audited the consolidated balance sheets of Axcess International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axcess International, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
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
We were not engaged to examine management’s assertion about the effectiveness of Axcess International, Inc.’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management Report on Internal Controls over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ HEIN & ASSOCIATES LLP
March 27, 2009
Dallas, Texas

AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$51,392	$59,089
Accounts receivable — trade, net of allowance for doubtful accounts of $27,424 and $32,363 for 2008 and 2007, respectively	92,844	257,957
Inventory, net	142,782	193,405
Prepaid expenses and other	43,100	77,506

Total current assets	330,118	587,957

Property, plant and equipment, net	18,969	12,003
Deferred debt issuance costs	18,750	30,421
Other assets	53,062	56,438

Total assets	$420,899	$686,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable (includes $18,645 and $2,002 with related party in 2008 and 2007, respectively)	$905,354	$172,278
Accrued liabilities	1,615,428	1,309,979
Deferred revenue	22,222	42,060
Notes payable (includes $1,038,273 and $150,000 with a related party in 2008 and 2007, respectively)	1,200,273	150,000
Dividends payable	280,394	125,991

Total current liabilities	4,023,671	1,800,308

Notes payable to stockholders (includes $393,787 with a related party in 2007 and 2008), net of discount of $13,092 in 2008	2,683,254	2,858,346

Total liabilities	6,706,925	4,658,654

Commitments and contingencies (Notes 2, 8 and 14)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2008 and 2007. Without liquidation preferences; $0.01 par value, 6,125,211 and 6,860,116 shares issued and outstanding in 2008 and 2007, respectively	61,252	68,601
Common stock, $.01 par value, 70,000,000 shares authorized in 2008 and 2007; 31,204,931 shares issued and outstanding in 2008 and 29,304,927 shares issued and outstanding in 2007	312,050	293,050
Shares of common stock to be issued, 25,000 shares	—	250
Additional paid-in capital	165,641,922	162,947,266
Accumulated deficit	(172,301,250)	(167,281,002)

Total stockholders’ deficit	(6,286,026)	(3,971,835)

Total liabilities and stockholders’ deficit	$420,899	$686,819

See accompanying notes.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007
Sales	$1,504,924	$3,412,484
Cost of sales	796,005	1,487,378

Gross profit	708,919	1,925,106

Expenses:
Research and development	2,229,590	3,167,736
General and administrative	1,507,703	1,773,678
Selling and marketing	1,192,261	1,609,610
Depreciation and amortization	26,542	15,665

Operating expenses	4,956,096	6,566,689

Loss from operations	(4,247,177)	(4,641,583)

Other income (expense):
Interest expense	(485,253)	(330,898)
Gain on vendor settlements, statuary write-off and other	(42,511)	25,799

Other income (expense), net	(527,764)	(305,099)

Net loss	(4,774,941)	(4,946,682)

Preferred stock dividend requirements
Recurring	(245,307)	(318,357)
2006C Preferred equity offering	—	(2,000,000)
2007 Preferred equity offering	—	(2,050,000)
2008 Preferred equity offering	(558,686)	—
2008B Preferred equity offering	(187,501)	—

Preferred stock dividend requirements	(991,494)	(4,368,357)

Net loss applicable to common stock	$(5,766,435)	$(9,315,039)

Basic and diluted net loss per share	$(0.19)	$(0.32)

Weighted average shares of common stock outstanding	30,252,074	28,851,328

See accompanying notes.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2008 and 2007

	CONVERTIBLE
	PREFERRED STOCK		COMMON STOCK
	NUMBER		NUMBER		ADDITIONAL	COMMON		TOTAL
	OF	PAR	OF	PAR	PAID-IN	STOCK	ACCUMULATED	STOCKHOLDERS’
	SHARES	VALUE	SHARES	VALUE	CAPITAL	ISSUABLE	DEFICIT	DEFICIT
Balance at December 31, 2006	7,073,550	$70,735	28,657,313	$286,573	$158,184,537	$—	$(162,015,963)	$(3,474,118)

Shares issued in conjunction with 2006C Preferred stock offering	200	2	—	—	1,699,998	—	—	1,700,000
Shares issued in conjunction with 2007 Preferred stock offering	205	3	—	—	1,877,497	—	—	1,877,500
Conversion of 2003B convertible preferred shares	(105,000)	(1,050)	105,000	1,050	—	—	—	—
Conversion of accrued dividends	—	—	220,640	2,206	328,754	—	—	330,960
Issuance of common stock upon exercise of warrants	—	—	50,000	500	74,500	—	—	75,000
Conversion of 2005 convertible preferred shares	(58,824)	(588)	58,824	588	—	—	—	—
Conversion of 2006B convertible preferred shares	(50,000)	(500)	50,000	500	—	—	—	—
Conversion of 2007 convertible preferred shares	(15)	(1)	125,000	1,250	(1,499)	250	—	—
Issuance of common stock upon exercise of stock options	—	—	38,150	383	15,678	—	—	16,061
Warrants issued for services rendered	—	—	—	—	28,017	—	—	28,017
Warrants issued in conjunction with debt	—	—	—	—	10,842	—	—	10,842
Preferred stock dividends	—	—	—	—	—	—	(318,357)	(318,357)
Stock based compensation expense	—	—	—	—	728,942	—	—	728,942
Net Loss	—	—	—	—	—	—	(4,946,682)	(4,946,682)

Balance at December 31, 2007	6,860,116	$68,601	29,304,927	$293,050	$162,947,266	$250	$(167,281,002)	$(3,971,835)

Conversion of 2003B convertible preferred shares	(110,000)	(1,100)	110,000	1,100	—	—	—	—
Conversion of 2004 convertible preferred shares	(625,000)	(6,250)	625,000	6,250	—	—	—	—
Conversion of 2006C convertible preferred shares	(100)	(1)	1,000,000	10,000	(9,999)	—	—	—
Conversion of 2007 convertible preferred shares	(5)	—	75,000	750	(500)	(250)	—	—
Shares issued in conjunction with 2008 Preferred stock offering	120	1	—	—	1,019,999	—	—	1,020,000
Shares issued in conjunction with 2008B Preferred stock offering	80	1	—	—	599,999	—	—	600,000
Conversion of accrued dividends	—	—	90,004	900	90,004	—	—	90,904
Warrants issued in conjunction with debt	—	—	—	—	293,615	—	—	293,615
Warrants issued for services rendered	—	—	—	—	(7,612)	—	—	(7,612)
Stock based compensation expense	—	—	—	—	709,150	—	—	709,150
Preferred stock dividends	—	—	—	—	—	—	(245,307)	(245,307)
Net Loss	—	—	—	—	—	—	(4,774,941)	(4,774,941)

Balance at December 31, 2008	6,125,211	$61,252	31,204,931	$312,050	$165,641,922	$—	$(172,301,250)	$(6,286,026)

See accompanying notes.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(4,774,941)	$(4,946,682)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	26,542	15,665
Gain on vendor settlements and statutory write-off of payables	—	(2,857)
Amortization of financing discount and issuance costs	(1,421)	138,542
Stock based compensation expense	709,150	728,942
Warrants issued for services	(7,611)	—
Inventory impairment	3,362	8,419
Changes in operating assets and liabilities:
Accounts receivable	165,113	(5,727)
Inventory	47,261	202,900
Prepaid expenses and other	34,406	14,584
Other assets	(9,571)	(53,504)
Accounts payable and accrued liabilities	1,312,302	309,338

Net cash used by operating activities	(2,495,408)	(3,590,380)

Cash flow from investing activities:
Capital expenditures	(20,561)	(9,299)

Net cash used by investing activities	(20,561)	(9,299)

Cash flow from financing activities:
Principal payments on financing agreements	(100,000)	(507,154)
Borrowings in financing agreements	988,273	150,000
Net proceeds from issuance of common stock from employee options	—	16,061
Net proceeds from issuance of common stock from exercised warrants	—	75,000
Net proceeds from issuance of common and preferred stock	1,619,999	3,577,500

Net cash provided by financing activities	2,508,272	3,311,407

Net (decrease) / increase in cash and cash equivalents	(7,697)	347,361
Cash and cash equivalents, beginning of year	59,089	(288,272)

Cash and cash equivalents, end of year	$51,392	$59,089

Supplemental information:
Cash paid during the year for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued with debt	$293,615	$10,842
Preferred stock dividends accrued	245,307	318,357
Conversions of accrued dividends into common stock	90,904	330,960
Conversion of preferred stock into common stock	7,351	2,139
Warrants issued for services rendered	—	28,017
See accompanying notes.

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
(e) Inventory
Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at December 31, 2008 and December 31, 2007:

	December 31,	December 31,
	2008	2007
Raw materials	$24,275	$13,853
Work-in-process	104	104
Finished goods	118,403	179,448

	$142,782	$193,405

The Company recorded charges of $3,362 and $8,419 for inventory impairment during the year ended December 31, 2008 and 2007, respectively. The amounts reflect items that are no longer used in the current production of our products and are no longer required for warranty repairs.
The components of cost of sales are summarized as follows:

	December 31,	December 31,
	2008	2007
Product Cost	$757,371	$1,477,204
Warranty Expense	35,272	1,755
Inventory Impairment	3,362	8,419

Cost of Sales	$796,005	$1,487,378

(f) Warranty Reserve
The Company has established a warranty reserve for warranty costs. Reserves are estimated based on historical experience, current products being sold and management’s estimates. The Company provides a standard one year warranty program for its products. The warranty reserve for warranty costs related to continuing operations was $30,190 and 30,213 at December 31, 2008 and 2007, respectively. The warranty reserve represents a significant estimate and actual results could differ from the estimates. The following table provides the activity through the warranty accounts as recorded and charged against the reserve for the years ended December 31, 2008 and 2007.

	December 31,	December 31,
	2008	2007
Beginning accrued balance	$30,213	$30,026
Provision	35,466	1,754
Claims incurred	(35,489)	(1,567)

Ending accrued balance	$30,190	$30,213

(g) Advertising expense
Advertising expenses consists of the following for the years ended December 31, 2008 and 2007.

	December 31,	December 31,
	2008	2007
Advertising and public relation fees	$90,000	$38,133
Trade shows and media events	66,479	90,261
Newswire costs	24,719	10,986
E-mail and marketing lists	23,863	40,309
Website and advertising design fees	9,800	14,595
Joint marketing fees	8,410	25,000
Other	4,817	2,747

Total	$228,088	$222,031

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
(i) Intangible Assets
Intangible assets, which consist primarily of patents and developed technologies, have been recorded as the result of acquisitions of business and developed technologies and are being amortized on the straight-line basis over five years. As of December 31, 2008 intangible assets are fully amortized.
(j) Impairment of Long-Lived Assets-and Long-Lived Assets to Be Disposed Of
Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated-by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of-the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing the Company’s purchased technologies have not grown according to expectations and the Company has experienced operating losses since the respective dates of acquisition. The Company believes that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position. During the years ended December 31, 2008 and 2007 the Company recorded no impairment charges for its long-lived assets.
(k) Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Products are sold to customers, including distributors and integrators, located principally in the United States. The Company continually evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to us, the Company records a specific reserve for bad debts against amounts due. The Company has not experienced significant losses on uncollectible accounts receivable.

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
We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance. These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue. Deferred revenue was $22,222 as of December 31, 2008 and $42,060 as of December 31, 2007.
(m) Research and Development Costs
Research and development costs are expensed as incurred.
(n) Depreciation and Amortization
Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the respective assets. Internally developed software and purchased technologies are amortized over the estimated useful lives of the respective technology.
(o) Stock-Based Compensation
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Stock based compensation expense under SFAS 123R for 2008 and 2007 was $709,150 and $728,942, respectively which was recorded in operating expenses. This expense increased net loss per share by $0.023 and $0.025 for 2008 and 2007, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
The Black-Scholes option-pricing model was used to estimate the option fair value. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, risk-free interest rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods at the time of the grants equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107. The chart below shows the weighted average black-scholes fair value assumptions used for the year ended December 31, 2007. There were no issuances during the year ended December 31, 2008.

Weighted Average Black-Scholes Fair Value Assumptions	2008	2007
Risk free interest rate	—	4.48%
Expected life	—	5 years
Expected volatility	—	109%
Expected dividend yield	—	0.00%
Number of options granted	—	1,165,000

The following table illustrates the effect on operating expenses:

	Twelve Months Ended
	December 31,
	2008	2007
Research and development expense	$266,419	$205,507
General and administrative expense	322,864	401,926
Selling and marketing expense	119,867	121,509

Total	$709,150	$728,942

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
(q) Net Loss Per Common Share
Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the conversion of convertible preferred stock and the convertible debt and exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be anti-dilutive. Conversion of convertible preferred stock, convertible debt and the exercise of options and warrants would result in 57,525,586 and 52,415,288 common shares outstanding at December 31, 2008 and 2007, respectively.

Earnings Per Share	2008	2007
Net loss	$(4,774,941)	$(4,946,682)
Dividends to preferred stockholders	(991,494)	(4,368,357)

Loss applicable to common stock (Numerator)	(5,766,435)	(9,315,039)

Weighted average shares of common stock outstanding (Denominator)	30,252,074	28,851,328

Basic and diluted net loss per common share	$(0.19)	$(0.32)

(r) Significant Customers
During the twelve months ended December 31, 2008, we had two customers who accounted for 32% of our overall revenue. During the twelve months ended December 31, 2007, we had one customer who accounted for 59% of our overall revenue.
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
In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market- based employee stock option valuation instruments on the evaluation.
EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No.133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No.161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, We are currently assessing the potential impact that adoption of SFAS No.161 may have on our financial statements.
In May 2008, the Financial Accounting Standards Board (“FASB”) approved FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and the equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, with equity component being valued based on the difference between such non-convertible debt borrowing rate and the actual cash interest rate on such convertible debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and must be applied retrospectively to all periods presented. The Company is evaluating the effect which the implementation of FSP APB 14-1 may have on the consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.
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
(2) Operations, Liquidity and Going Concern
Since inception, the Company has utilized the proceeds from a number of public and private sales of their equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet their working capital requirements. At December 31, 2008, the Company had a working capital deficit of $3,693,553.
The Company’s business plan for 2009 is predicated principally upon the successful marketing of its RFID products. During 2008, operating activities utilized approximately $2.5 million of cash and approximately $3.6 million of cash during 2007. The Company raised $2.5 million of additional working capital during 2008 and $3.8 million of additional working capital during 2007 through Preferred Stock offerings, note payables, exercise of warrants and stock options. We closed four preferred stock offerings during 2007 and 2008 and raised approximately $5.2 million. The shares are designated 2006C, 2007, 2008 and 2008B. The Company issued 605 shares of Preferred Stock bearing no dividend and 3,025,000 warrants to purchase the Company’s common stock exercisable for five years at $1.50 — $2.00 per share. Some of the offerings also included a company call provision if the closing twenty-day average stock price is over $2.00 per share. However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements through 2009.

Our operations generated losses in 2008. Our cash decreased to $51,392 at December 31, 2008 with operating activities using $2,495,408 of cash. We funded operations through cash from two equity offerings, short-term notes and gross margin from operations. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2009 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2009.
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
The Company’s auditors have included an explanatory paragraph in their audit opinion with respect to the Company’s consolidated financial statements at December 31, 2008. The Company’s recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about the Company’s ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect the Company’s relationship with customers and suppliers and have an adverse effect on their ability to obtain financing.
If the Company losses continue, the Company will have to obtain funds to meet their cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or the Company may be required to curtail their operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to the Company or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances, or that the Company will continue as a going concern.
(3) Prepaid Expenses and Other Current Assets
Prepaid expenses and other consists of the following:

	December 31,	December 31,
	2008	2007
Prepaid insurance	$19,415	$21,833
Prepaid trade shows	—	11,000
Prepaid other	23,685	44,673

	$43,100	$77,506

During October 2007, the Company issued a warrant to purchase 50,000 common shares of Axcess to an individual to assist them in investor relation activities. The exercise price for the warrant is $1.50 and expires October 25, 2010. The Company estimates the fair value of warrant using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of warrant’s include the exercise price of the warrant ($1.50), the expected warrant term (three years), the contractual life (five year), the expected volatility of the Company’s stock over the warrant’s expected term (64%) and the risk-free interest rate (4.6%). The amount of the warrant was amortized over the twelve months the services were expected to be performed.
(4) Property, Plant and Equipment
Property, plant and equipment consist of the following:

			Amortization/
	December 31,	December 31,	Depreciation
	2008	2007	Period
Leasehold improvements	$66,435	$66,435	Lease term
Machinery and equipment	1,826,102	1,810,042	5 years
Furniture and fixtures	133,175	128,675	5 to 10 years

	2,025,712	2,005,152
Accumulated depreciation and amortization	(2,006,743)	(1,993,149)

Property, plant and equipment, net	$18,969	$12,003

Depreciation totaled $26,542 and $15,665 during 2008 and 2007, respectively.

(5) Intellectual property
Intellectual property consists of the following:

				Weighted
				Average
				Remaining
				Useful
				Lives at
	December 31,	December 31,	Useful	December 31,
	2008	2007	Lives	2008
Purchased RFID technology	$1,714,449	$1,714,449	5 years	—
Purchased video technology	5,087,483	5,087,483	5 years	—
Internally developed software	350,337	350,337	5 years	—

	7,152,269	7,152,269
Accumulated amortization and impairment	(7,152,269)	(7,152,269)

Intellectual property, net	$—	$—

As of December 31, 2008 and 2007 intellectual property was fully amortized.
There was no amortization expense of intellectual property during 2008 and 2007, respectively.
(6) Gain on vendor settlements, statuary write-off and other
The Company recognized $42,511 and $25,799 during 2008 and 2007, respectively, relating to the expiration of the statue of limitations relating to trade accounts payables. Gain on vendor settlements, statutory write-off, prior year refunds and other consists of the following:

	December 31,	December 31,
	2008	2007
Expiration of statuette of limitations	$—	$2,857
Prior year refunds	4,463	8,057
Other	(46,974)	14,885

	$(42,511)	$25,799

(7) Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,	December 31,
	2008	2007
Accrued vacation	$211,332	$210,984
Accrued interest payable	1,112,862	919,803
Accrued professional fees, litigation settlements and other	291,234	179,192

	$1,615,428	$1,309,979

(8) Lease Obligations
We lease our corporate headquarters in Addison, Texas under an operating lease with a five year term, which began in August 2008. Rent expense is calculated using the straight-line method over the lease term. We also lease a software development facility in Costa Mesa, CA under an operating lease with a one year term, which began in January 2008.
The following table sets forth the future minimum lease payments on operating leases for the fiscal years ended December 31:

2009	$104,241
2010	107,223
2011	112,229
2012	117,236
2013	70,091

Total future minimum lease payments	$511,020

Rent expense for the years ended December 31, 2008 and 2007 was $115,082 and $85,383, respectively.

(9) Notes Payable to Stockholders (including convertible notes payable)
Notes payable to Stockholders consist of the following:

	December 31,	December 31,
	2008	2007
5.50% PV Proceeds Holdings, Inc., due December 31, 2011	$2,464,559	$2,464,559
5.50% Amphion Investment LLC note, due December 31, 2011	393,787	393,787
5.00% Amphion Innovations plc Convertible note payable, due January 15, 2008	50,000	150,000
5.00% Amphion Innovations plc Convertible note payable, due February 15, 2008	150,000	—
5.00% Amphion Innovations plc Convertible note payable, due March 31, 2008	150,000	—
5.00% Amphion Innovations plc Convertible note payable, due March 31, 2008	60,000	—
5.00% Amphion Innovations plc Convertible note payable, due April 15, 2008	63,000	—
5.00% Amphion Innovations plc Convertible note payable, due April 30, 2008	55,000	—
5.00% Amphion Innovations plc Convertible note payable, due May 1, 2008	85,273	—
5.00% Amphion Innovations plc Convertible note payable, due May 15, 2008	22,000	—
5.00% Amphion Innovations plc Convertible note payable, due May 31, 2008	110,000	—
5.00% Amphion Innovations plc Convertible note payable, due August 31, 2008	50,000	—
5.00% Amphion Innovations plc Convertible note payable, due November 30, 2008	100,000	—
5.00% Amphion Innovations plc Convertible note payable, due December 31, 2008	31,000	—
5.00% Amphion Innovations plc Convertible note payable, due January 31, 2009	62,000	—
5.00% Amphion Innovations plc Convertible note payable, due January 31, 2009	50,000	—
Debt discount	(13,092)	—

	3,883,527	3,008,346

Less current maturities
PV Proceeds Holdings, Inc	(162,000)	—
Amphion Innovations plc	(1,038,273)	(150,000)

Non-current notes payable to stockholders	$2,683,254	$2,858,346

The following table sets forth the maturities for notes payable for the fiscal years ended December 31 exclusive of debt discount:

2009	$1,200,273
2010	—
2011	2,696,346

$3,896,619

PV Proceeds Holdings, Inc.
On July 28, 1999, the Company acquired substantially all of the assets of PV Proceeds Holdings, Inc. (formerly “Prism Video”), a privately held corporation, and agreed to pay $4,000,000 to PV Proceeds Holdings, Inc. on December 31, 2002. The balance of the indebtedness under the PV Proceeds Holdings, Inc. note issued was due in full by the Company on December 31, 2002 and was in default during 2003 until extended by PV Proceeds Holdings, Inc. The note payable had an original face amount of $4,000,000 and was collateralized by the Company’s note receivable from Amphion Ventures, LP (“Amphion Ventures”). Pursuant to the Asset Purchase Agreement between Axcess and PV Proceeds Holdings, Inc., Axcess assigned PV Proceeds Holdings, Inc. all payments of principal to be made by Amphion Ventures under the note receivable until the balance of the note receivable was paid in full or the balance due under the note payable to PV Proceeds Holdings, Inc. was paid in full, whichever occurred first. In addition, the shares of common stock, which PV Proceeds Holdings, Inc. may acquire upon conversion of preferred stock or by exercise of the warrant, were subject to a three-year lockup from the date of the closing, which could be reduced to two years upon the occurrence of certain events. The warrant was exercisable on or before July 28, 2004.
Axcess reached an Agreement to Amend Purchase Note and Payment Term with PV Proceeds Holdings, Inc. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007. As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess. The warrants had an exercise price of $2.00 per share and expired on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest are paid. Axcess has also agreed to reduce the principal amount due first for 10% of equity proceeds and second 20% of proceeds from options exercised. Axcess also recorded deferred debt issuance costs of $689,932 for the value of the warrants, which were amortized over the life of the loan. The deferred debt issuance costs were fully amortized as of December 31, 2007.

Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2011. Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%. Axcess has also agreed to reduce the principal amount due by 10% of any equity proceeds and 20% of all proceeds from options and warrants exercised and as a result owe $162,000 at December 31, 2008. As of December 31, 2008 no payment has been issued in connection with the Series 2008 or 2008B Preferred Equity offerings.
Amphion Investment LLC
Axcess entered into a 6.75% demand note with Amphion Investments, LLC, dated January 25, 2002. The borrowings are unsecured. The note was due December 31, 2007, Axcess reached an Agreement with Amphion Investments LLC to extend the maturity of the note to December 31, 2011. Axcess agreed to increase the interest rate from 5.0% to 5.5%. As of December 31, 2008 the outstanding amount is $393,787.
Convertible Note
On December 17, 2007 and through December 31, 2008, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If within a specific time period Axcess completes an offering of any of its securities, and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. These notes have been accounted for in accordance with EITF 00-19 (Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock), EITF 05-2 (The Meaning of Conventional Convertible Debt Instrument in 00-19), EITF 98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio) and EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments). As of December 31, 2008 the outstanding principal balance on all of the outstanding notes is $1,038,273 and the Company has issued 556,233 (545,743 during the 12 months ended December 31, 2008) warrants with strike prices that range from $0.22 to $1.43 with a weighted average of $0.86 during the twelve months ended December 31, 2008. The notes and balances as of December 31, 2008 are:

	Balance as of
	December 31,
Date of Note	2008	Due Date	Interest Rate
December 17, 2007	$50,000	January 15, 2008	5.0%
January 14, 2008	150,000	February 15, 2008	5.0%
February 20, 2008	150,000	March 31, 2008	5.0%
February 28, 2008	60,000	March 31, 2008	5.0%
March 14, 2008	63,000	April 15, 2008	5.0%
March 25, 2008	55,000	April 30, 2008	5.0%
April 1, 2008	85,273	May 1, 2008	5.0%
April 7, 2008	22,000	May 15, 2008	5.0%
April 15, 2008	110,000	May 31, 2008	5.0%
July 30, 2008	50,000	August 31, 2008	5.0%
October 23, 2008	100,000	November 30, 2008	5.0%
November 26, 2008	31,000	December 31, 2008	5.0%
December 15, 2008	62,000	January 31, 2009	5.0%
December 30, 2008	50,000	January 31, 2009	5.0%

Total	$1,038,273

As previously discussed, for all notes executed and detailed above, Amphion Innovations has the option to convert the notes payable under the same terms as a completed preferred offering occurring within a specified time period. In accordance with EITF 98-5 and 00-27, consideration was given to the contingent beneficial conversion feature due to the trigger event that occurred on April 25, 2008 upon completion of the 2008 series preferred equity offering. Notes impacted by this event were notes executed between March 25, 2008 and April 15, 2008. For these notes, the conversion price of $1.00 exceeded the stock price of $0.88 on the date of contingency resolution. There is no incremental increase of intrinsic value at the contingency resolution date and therefore there is no additional beneficial conversion discount to be recorded. At December 31, 2008 there was $143,000 that was still eligible to be converted.
The exercise price of the warrants range from $0.22 to $1.42 and expire five years from date of issuance. The Company estimates the fair market value of the warrant using Black-Scholes Valuation Model. Key assumptions used to estimate the fair market value of the warrants include the exercise price (ranging from $0.22 to $1.42), the expected term (five years), the expected volatility of the Company’s stock over the warrants expected term (ranging from 67% to 78%) and risk free interest rate (ranging from 2.11% to 4.27%).

(10) Preferred Stock
The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in seven series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series	Series	Series	Series	Series	Series	Series	Series	Series
	2003B	2004	2005	2006	2006B	2006C	2007	2008	2008B
Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000	200	205	120	80

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding
Dec. 31, 2007	1,685,000	625,000	2,649,726	1,200,000	700,000	200	190	—	—
Dec. 31, 2008	1,575,000	—	2,649,726	1,200,000	700,000	100	185	120	80

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None	None	None	None	None	None
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
During 2008, there were $196,403 of dividends expensed for Series 2003B Preferred Stock. Dividends payable for the Series 2003B preferred stock were $280,394 and $83,991 at December 31, 2007 and 2008, respectively. During 2008, we had two holders of the Series 2003B convert their 110,000 shares to common stock, resulting in 1,575,000 and 1,685,000 shares of Series 2003B Preferred shares outstanding at December 31, 2008 and 2007, respectively.
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
During 2008, there was $48,904 of dividends expensed for Series 2004 Preferred Stock. During 2008 we had one holder of the Series 2004 convert their 625,000 shares to common stock. As of December 31, 2008 and 2007 dividends payable for the Series 2004 preferred stock were $0 and $42,000, respectively. As of December 31, 2008 and 2007, the Company had 0 and 625,000 shares of Series 2004 Preferred shares outstanding, respectively.

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
As of December 31, 2008 and 2007, the Company had 2,649,726 shares of Series 2005 Preferred shares outstanding, respectively.
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
As of December 31, 2008 and 2007, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.
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
As of December 31, 2008 and 2007, the Company had 700,000 shares of Series 2006B Preferred shares outstanding.
(f) Series 2006C Preferred Stock
On January 29, 2007, the Company raised $2,000,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2006C Preferred and consists of 200 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a ten thousand (10,000) to one (1) basis at $1.00. In addition, the Company issued 1,000,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The Company will use the proceeds for general working capital.
The Company also recorded an additional preferred stock dividend of $2,000,000 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2006C Preferred Stock Equity closed during January 2007.
During 2008 we had one holder of the Series 2006C convert their 100 shares to 1,000,000 shares of common stock. As of December 31, 2008 and 2007, the Company had 100 and 200 shares of Series 2006C Preferred shares outstanding, respectively.

(g) Series 2007 Preferred Stock
During the third quarter of 2007, the Company raised $2,050,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors. The Preferred Stock is designated as 2007 Preferred and consists of 205 shares of Preferred Stock bearing no dividends. However, the shares are convertible into common stock on a one to ten thousand basis at $1.00. In addition, the Company issued 1,025,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share. The Company used the proceeds from the sale of the 2007 Preferred stock for general working capital.
$250,000 of the 2007 Preferred Equity Offering was from Richard C.E. Morgan our chairman and an affiliate of the Amphion Group.
The Company also recorded an additional preferred stock dividend of $2,050,000 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2007 Preferred Stock Equity.
During 2008 we had one holder of the Series 2007 convert their 5 shares to 50,000 shares of common stock. As of December 31, 2008 and 2007, the Company had 185 and 190 shares of Series 2007 Preferred shares outstanding, respectively.
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
The Company also recorded an additional preferred stock dividend of $558,686 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2008 Preferred Stock Equity.
As of December 31, 2008 the Company had 120 shares of Series 2008 Preferred shares outstanding.
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
The Company also recorded an additional preferred stock dividend of $187,501 relating to the beneficial conversion feature and the warrants that were issued in connection with the 2008B Preferred Stock Equity.
As of December 31, 2008 the Company had 80 shares of Series 2008B Preferred shares outstanding.
(11) Related Party Advisory Fees
In 2005, Axcess entered into a one year Borrowed Employees and Advisory Agreement with Amphion Capital Partners LLC (“ACP”), to assist us in a variety of areas relating to investor relations and technology research. ACP will provide Axcess with the use of employees who will be dedicated, on a part-time basis, to provide these services, in addition to the services of Robert Bertoldi and Richard Morgan. ACP will provide Axcess the following: (i) Identification, evaluation and advice on a variety of options the Axcess to undertake to enhance its current technology offering, including sources of complementary technology and technology partnering; (ii) Investor relations services, including becoming the initial point of contact for the Preferred Equity Investors, providing both materials and information to interested parties; (iii) Advice and assistance with strategies relating to asset enhancement and maximization of asset utilization, including those associated with and intellectual property assets. In return Axcess has agreed to pay ACP $7,500 per month in advance. During 2006, Axcess elected to renew the contract and the payment was raised to $10,000 per month in advance. The total amount paid under this agreement was $20,000 and $100,000 for the twelve months ended December 31, 2008 and 2007, respectively.
(12) Employee Benefit Plans
The Company sponsors a 401(k) retirement plan. The Company, at its discretion, matches a portion of the participant’s contribution. Participants are vested in the Company’s matching contribution after 4 years of full time service and may join the plan January or July of each year. The Company suspended its matching contribution on February 28, 2001.

(13) Stock Options and Warrants
Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period. During 2008 the Company made no grants and during 2007 the Company made grants of 55,000, as inducements for the employment of certain officers of the Company, which does not reduce the 5,000,000 options available for grant under the stock option plan.
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
Stock option transactions for the years ended December 31, 2008 and 2007 are summarized below:

	2008		2007
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE
Options outstanding at beginning of year	5,550,973	$1.87	4,616,873	$1.95
Options granted	—	—	1,165,000	1.50
Options exercised	—	—	(38,150)	0.42
Options forfeited	(158,000)	1.82	(192,750)	1.69

Options outstanding at end of year	5,392,973	1.87	5,550,973	1.87

Options exercisable at end of year	4,173,598	1.86	3,383,596	1.98

Options available for grant at the end of the year	2,802,000		2,712,000

Fair value of options granted during the year	—		1,398,550

The options outstanding at December 31, 2008 have exercise prices as indicated in the table below.

			Intrinsic Value of
	Number of	Weighted Average	Vested Unexercied
Option Price	Options	Remaining Life	Options
$0.00 – $1.00	808,000	4.74	$—
$1.01 – $2.00	3,436,258	6.84	—
$2.01 – $3.00	701,875	1.33	—
$3.01 – $4.00	178,840	2.03	—
$4.01 – $5.00	20,000	2.42	—
$5.01 – $6.25	248,000	1.22	—

Total	5,392,973	5.37	—

The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at December 31:

	2008		2007
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	WARRANTS	PRICE	WARRANTS	PRICE
Warrants outstanding at beginning of year	8,307,213	$1.73	6,641,721	$2.10
Warrants issued	2,145,743	1.34	2,090,490	1.99
Warrants exercised	—	—	(50,000)	1.50
Warrants expired unexercised	(500,000)	2.00	(374,998)	2.28

Warrants outstanding at end of year	9,952,956	1.64	8,307,213	1.73

The warrants outstanding at December 31, 2008 have exercise prices as indicated in the table below.

	Number of	Weighted Average
Strike Price	Warrants	Remaining Life
$0.00 – $1.00	229,994	4.82
$1.01 – $2.00	9,722,962	3.22

Total	9,952,956	3.25

During the twelve months ended December 31, 2008 the Company issued an additional 2,145,743 warrants in conjunction with various exempt equity and notes offerings. The warrant price ranged from $0.22 to $1.50 and they expire between January 15, 2013 and December 30, 2013. During that same period the Company had 500,000 warrants expire without being exercised.
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
However, Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $45,000, which aggregates in total $90,676. We are currently defending or seeking to settle each of the vendor’s and customer claims. At December 31, 2008, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
On March 31, 2008, Axcess entered into an agreement with the developer of our next generation RFID product, the Dot, whereby Axcess has agreed to pay a minimum commercialization fee of one million dollars over the next six years. The amount is still contingent on the supplier completing the testing and certifying the product is within all of the original specifications. The testing is ongoing but the product has not passed all of the preliminary testing and we are still evaluating the impact on the product. As of December 31, 2008 Axcess has not signed off on the completion of the product and Innovison has issued a letter of termination for failure to pay. We currently have accrued $392,808 for services that have been completed; however, we have not accrued the remainder for services that have not been completed.
(15) Income Taxes
There was no provision for income taxes for the years ended December 31, 2008 and 2007 due to the net loss incurred for each year and the valuation established against the net deferred tax assets. The Company had no material deferred tax liabilities at December 31, 2008.
The provision for income taxes is reconciled with statutory rate for the year ended December 31, 2007 and 2008 as follows:

	December 31,	December 31,
	2008	2007
Provision computed at federal statutory rate	$(1,623,480)	$(1,681,872)

Permanent differences:
Changes in prior year estimates	404,526	17,046
Research and development wages & expenses	29,938	36,294
Meals and entertainment	3,885	3,055

	438,349	56,395

Expiration of NOL carry forward	192,627	—
State taxes	520,595	(148,205)
Changes in prior year estimates	(150,440)	(50,136)
Tax credits	(88,053)	(106,748)
Other	85,402	79,566
Change in valuation allowance	625,000	1,851,000

	$—	$—

The Company had the following deferred tax assets as of December 31, 2008 and 2007 as follows:

	December 31,	December 31,
	2008	2007
Net operating loss	$20,597,000	$20,377,000
Property, equipment and intangibles	348,000	374,000
Other	1,446,000	1,015,000
Valuation allowance	(22,391,000)	(21,766,000)

	$—	$—

The valuation allowance increased by approximately $625,000 and $1,851,000 during the years ended December 31, 2008 and 2007, respectively.
At December 31, 2008 and 2007, the Company had a net operating loss carry forward of approximately $55,500,000 and $54,900,000, respectively for U.S. federal income tax purposes. The net operating loss will expire from 2009 through 2028.
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
(16) Subsequent Event
On February 25, 2009, Axcess International Inc. announced it has won a competitive procurement to provide security infrastructure solutions for the Port at Trinidad’s capital, Port-of-Spain. Management estimates the amount of revenue to be $3.54 million and is expected to be completed at the beginning of the second quarter of 2009.
During the first quarter of 2009, Axcess has continued to borrow money from Amphion Innovations plc. Axcess has entered into two additional simple interest convertible notes. The total additional borrowings are $160,000. Both loans were repaid during the quarter. The total outstanding amount at March 31, 2009 is $1,038,273. In connection with the Amphion Innovations plc convertible notes, Axcess has issued an additional 188,058 warrants and a total of 744,291 warrants to purchase Axcess Common Shares. The additional warrants have a strike price of $0.21 — $0.27 and reflect the closing price on the date the warrants were issued. The expense associated with the warrants will be reflected as additional interest expense in the first quarter of 2009.

EXHIBIT INDEX

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

3.4	*	Certificate of Designations, Preferences, Powers and Rights of Series 2006 Preferred Stock.

3.5	*	Certificate of Designations, Preferences, Powers and Rights of Series 2006B Preferred Stock.

3.6	*	Certificate of Designations, Preferences, Powers and Rights of Series 2006C Preferred Stock.

3.7	*	Certificate of Designations, Preferences, Powers and Rights of Series 2007 Preferred Stock.

3.8	*	Certificate of Designations, Preferences, Powers and Rights of Series 2008 Preferred Stock.

3.9		Certificate of Designations, Preferences, Powers and Rights of Series 2008B Preferred Stock. Incorporated herein by reference to Exhibit 3.02 and 9.01 to Form 8-K filed October 28, 2008.

10.1	+
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

10.7		Form of Stock Purchase agreement for the 2006 Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.1 on Form 10-QSB filed on August 11, 2006.

10.8		Form of Stock Purchase agreement for the 2006B Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 4, 2006.

10.9		Form of Stock Purchase agreement for the 2006C Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.10 on Form 10-KSB filed on March 2, 2007

Exhibit No.		Description
10.10		Form of Stock Purchase agreement for the 2007 Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.13 on Form SB-2 filed on November 21, 2007

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

10.17		Form of Convertible Notes executed by Axcess payable to Amphion Innovations plc.

10.18		Form of Stock Purchase agreement for the 2008B Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on November 15, 2008

10.19
Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2008B Preferred Stock Offering. . Incorporated herein by reference to Exhibit 10.2 on Form 10-Q filed on November 14, 2008.

14.1	*	Code of Ethics for Senior Financial Officers dated and approved by the Board of Directors on March 26, 2004. *

21.1		Subsidiaries of the Company. *

31.1		Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2		Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1		Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2		Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	*	Audit Committee charter. *

99.2	*	Nominating and Governance Committee charter. *

99.3	*	Whistleblower Policy. *

*	Filed herewith.

+	Denotes management contract or compensatory plan.