Form 10-Q
period 2009-03-31
AXCESS INTERNATIONAL INC/TX
filed 2009-05-15
CIK 710597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
16650 Westgrove Drive, Suite 600
Addison, Texas 75001
(972) 407-6080
(Address, including telephone number and area code, of principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding on May 10, 2009: 31,222,016

AXCESS INTERNATIONAL INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$163,879	$51,392
Accounts receivable — trade, net of allowance for doubtful accounts of $30,320 and $27,424 for 2009 and 2008, respectively.	97,449	92,844
Inventory, net	81,906	142,782
Prepaid expenses and other	373,580	43,100

Total current assets	716,814	330,118

Property, plant and equipment, net	16,894	18,969
Deferred debt issuance costs	17,187	18,750
Other assets	50,474	53,062

Total assets	$801,369	$420,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable (includes $15,446 and $18,645 with related party in 2009 and 2008, respectively)	$980,799	$905,354
Accrued liabilities	388,364	502,566
Accrued interest	1,165,171	1,112,862
Deferred revenue	946,771	22,222
Notes payable (includes $1,038,273 with a related party in 2009 and 2008)	1,200,273	1,200,273
Dividends payable	325,947	280,394

Total current liabilities	5,007,325	4,023,671

Notes payable (includes $393,787 with a related party in 2009 and 2008), net of discount of $9,476 and $13,092 in 2009 and 2008, respectively	2,686,870	2,683,254

Total liabilities	7,694,195	6,706,925

Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2009 and 2008. Without liquidation preferences; $0.01 par value, 6,115,211 and 6,125,211 shares issued and outstanding in 2009 and 2008, respectively	61,152	61,252
Common stock, $.01 par value, 70,000,000 shares authorized in 2009 and 2008; 31,222,016 shares issued and outstanding in 2009 and 31,204,931 shares issued and outstanding in 2008.	312,220	312,050
Additional paid-in capital	165,842,396	165,641,922
Accumulated deficit	(173,108,594)	(172,301,250)

Total stockholders’ deficit	(6,892,826)	(6,286,026)

Total liabilities and stockholders’ deficit	$801,369	$420,899

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Sales	$1,082,682	$176,486
Cost of sales	745,974	105,727

Gross profit	336,708	70,759
Expenses:
Research and development	309,359	871,590
General and administrative	324,453	387,435
Selling and marketing	394,559	326,050
Depreciation and amortization	4,664	4,292

Operating expenses	1,033,035	1,589,367

Loss from operations	(696,327)	(1,518,608)

Other income (expense):
Interest expense, net	(107,361)	(116,494)
Gain on vendor settlements	43,810	71

Other expense, net	(63,551)	(116,423)

Net loss	(759,878)	(1,635,031)

Preferred stock dividend requirements	(47,466)	(76,955)

Net loss applicable to common stock	$(807,344)	$(1,711,986)

Basic and diluted net loss per share	$(0.03)	$(0.06)

Weighted average shares of common stock outstanding	31,211,006	29,388,883

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(759,878)	$(1,635,031)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation and amortization	4,664	4,292
Amortization of financing discount and issuance costs, net	5,179	(16,025)
Gain on vendor settlements and statutory write-off of payables	43,810	71
Warrants issued for services	—	(15,791)
Stock based compensation expense	148,758	223,617
Changes in operating assets and liabilities:
Accounts receivable	(4,605)	168,234
Inventory	60,876	11,590
Prepaid expenses and other	(330,480)	14,083
Other assets	—	563
Accounts payable and accrued expenses	944,163	709,803

Net cash provided by (used in) operating activities	112,487	(534,594)

Cash flow from investing activities:
Capital expenditures	—	(2,095)

Net cash used in investing activities	—	(2,095)

Cash flow from financing activities:
Principal payments on financing agreements	(160,000)	—
Borrowings on financing agreements	160,000	478,000

Net cash provided by financing activities	—	478,000

Net change in cash and cash equivalents	112,487	(58,689)
Cash and cash equivalents, beginning of period	51,392	59,089

Cash and cash equivalents, end of period	$163,879	$400

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrants issued as a debt discount	$49,874	$91,892
Accrued preferred stock dividends	47,466	76,955
Conversion of preferred shares into common stock	100	1,100
Conversion of accrued dividends into common stock	1,913	—
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
The Company’s business plan for 2009 is predicated principally upon the successful marketing of its RFID products. During the first three months of 2009, operating activities generated approximately $112 thousand of cash. However, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements for all of 2009. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.
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

The accompanying unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2008 and for the year then ended included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
(d) Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed below, the Company makes significant assumptions in recording its allowance for doubtful accounts, inventory valuation, and impairment of long-lived assets, warranty costs, the valuation allowance for deferred tax assets and the value of the components of equity and debt instruments. Actual results could differ from those estimates, and the differences may be significant.
(e) Inventory
Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Raw materials	$20,613	$24,275
Work-in-process	89	104
Finished goods	61,204	118,403

	$81,906	$142,782

The components of cost of sales are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
Product cost	$741,217	$105,618
Warranty expense	4,757	109
Inventory impairment	—	—

Total	$745,974	$105,727

(f) Stock-Based Compensation
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Stock based compensation expense under SFAS 123R for the first three months of 2009 and 2008 was $148,758 and $223,617, respectively which was recorded in operating expenses. This expense increased net loss per share by $0.005 and $0.008 for 2009 and 2008, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
The Black-Scholes option-pricing model was used to estimate the option fair value. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, risk-free interest rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods at the time of the grants equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107. There were no issuances during the three months ended March 31, 2009 or 2008.

The following table illustrates the effect on operating expenses:

	Three Months Ended
	March 31,
	2009	2008
Research and development expense	$51,147	$75,324
General and administrative expense	70,525	110,729
Selling and marketing expense	27,086	37,564

Total	$148,758	$223,617

(g) Stock Options and Warrants
Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period. During the three months ended March 31, 2009 the Company made no grants under the stock option plan.
With the shareholders approval of the 2005 Equity Incentive Plan, the Company will not issue anymore options under the Company’s 2001 Equity Incentive Plan or the Directors Compensation Plan. As of March 31, 2009 the Company had 317,831 options outstanding from the 1991 Equity Plan, 125,000 from the Directors plan, 1,519,961 from the 2001 Equity plan and 965,000 issued as inducements to hire. In total the Company had 2,927,792 employee options outstanding from plans other than the 2005 Equity Incentive Plan.
The following table summarizes employee stock options outstanding and changes during the three months ended March 31, 2009:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding at December 31, 2008	5,392,973	$1.87
Options granted	—	—
Options exercised	—	—
Options forfeited	(459,181)	1.60

Options outstanding at March 31, 2009	4,933,792	1.90	5.14	$62,700

Options exercisable at March 31, 2009	3,736,292	1.91	6.79	$62,700

Options available for grants as of March 31, 2009	2,994,000

The options outstanding at March 31, 2009 have exercise prices as indicated in the table below:

			Intrinsic Value of
	Number of	Weighted Average	Vested Unexercised
Option Price	Options	Remaining Life	Options
$0.00 – $1.00	720,000	4.58	$62,700
$1.01 – $2.00	3,120,961	6.65
$2.01 – $3.00	675,375	1.11
$3.01 – $4.00	165,900	1.78
$4.01 – $5.00	20,000	2.17
$5.01 – $6.25	231,556	0.98

Total	4,933,792	5.14	$62,700

The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders and preferred stock. The following table summarizes warrants outstanding at March 31, 2009:

		WEIGHTED
		AVERAGE
		EXERCISE
	WARRANTS	PRICE
Warrants outstanding at beginning of year	9,952,956	$1.64
Warrants issued	293,827	0.27
Warrants exercised	—	—
Warrants expired unexercised	—	—

Warrants outstanding at end of year	10,246,783	1.60

The warrants outstanding at March 31, 2009 have exercise prices as indicated in the table below.

	Number of	Weighted Average
Strike Price	Warrants	Remaining Life
$0.00 – $1.00	523,821	4.99
$1.01 – $2.00	9,722,962	3.25

Total	10,246,783	3.34

During the three months ended March 31, 2009 the Company issued an additional 293,827 warrants in conjunction with various debt offerings. The warrant price ranged from $0.22 to $0.51 and they expire between January 15, 2014 and March 31, 2014.
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
We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance. These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue. Deferred revenue was $946,771 as of March 31, 2009 and $22,222 as of December 31, 2008.
(2) Contingencies
From time to time we may be named in claims arising in the ordinary course of business. Currently, no material legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.
However, Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $45,000, which aggregates in total $90,676. We are currently defending or seeking to settle each of the vendor’s and customer claims. At March 31, 2009, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

On March 31, 2008, Axcess entered into an agreement with the developer of our next generation RFID product, the Dot, whereby Axcess has agreed to pay a minimum commercialization fee of one million dollars over the next six years. The amount is still contingent on the supplier completing the testing and certifying the product is within all of the original specifications. The testing is ongoing but the product has not passed all of the preliminary testing and we are still evaluating the impact on the product. As of March 31, 2009 Axcess has not signed off on the completion of the product and Innovison has issued a letter of termination for failure to pay. We currently have accrued $392,808 for services that have been completed; however, we have not accrued the remainder for services that have not been completed.
(3) Preferred Stock
The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series	Series	Series	Series	Series	Series	Series	Series	Series
	2003B	2004	2005	2006	2006B	2006C	2007	2008	2008B
Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000	200	205	120	80

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding
Dec. 31, 2008	1,575,000	—	2,649,726	1,200,000	700,000	100	185	120	80
March. 31, 2009	1,565,000	—	2,649,726	1,200,000	700,000	100	185	120	80

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None	None	None	None	None	None
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
During 2009, there were $47,466 of dividends expensed for Series 2003B Preferred Stock. Dividends payable for the Series 2003B preferred stock were $325,947 and $280,394 at March 31, 2009 and December 31, 2008, respectively. During 2009, we had one holder of the Series 2003B convert their 10,000 shares to common stock, resulting in 1,565,000 and 1,575,000 shares of Series 2003B Preferred shares outstanding at March 31, 2009 and December 31, 2008, respectively.
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

During 2008 we had one holder of the Series 2004 convert their 625,000 shares and dividends accrued to common stock leaving no shares and no dividends payable of series 2004 preferred shares outstanding as of December 31, 2008.
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
As of March 31, 2009 and December 31, 2008, the Company had 2,649,726 shares of Series 2005 Preferred shares outstanding, respectively.
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
As of March 31, 2009 and December 31, 2008, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.
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
As of March 31, 2009 and December 31, 2008, the Company had 700,000 shares of Series 2006B Preferred shares outstanding.

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
As of March 31, 2009 and December 31, 2008, the Company had 100 shares of Series 2006C Preferred shares outstanding.
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
As of March 31, 2009 and December 31, 2008, the Company had 185 shares of Series 2007 Preferred shares outstanding.
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
As of March 31, 2009 and December 31, 2008 the Company had 120 shares of Series 2008 Preferred shares outstanding.
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
As of March 31, 2009 and December 31, 2008 the Company had 80 shares of Series 2008B Preferred shares outstanding.
(4) Notes Payable
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
Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2011. Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%. Axcess has also agreed to reduce the principal amount due by 10% of any equity proceeds and 20% of all proceeds from options and warrants exercised and as a result owe $162,000 at March 31, 2009 and December 31, 2008. As of March 31, 2009 and December 31, 2008 no payment has been issued in connection with the Series 2008 or 2008B Preferred Equity offerings.
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
Convertible Note
On December 17, 2007 and through February 4, 2009, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If within a specific time period Axcess completes an offering of any of its securities, and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. These notes have been accounted for in accordance with EITF 00-19 (Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock), EITF 05-2 (The Meaning of Conventional Convertible Debt Instrument in 00-19), EITF 98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio) and EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments). As of March 31, 2009 the outstanding principal balance on all of the outstanding notes is $1,038,273 and the Company has issued 850,060 (293,827 during the 3 months ended March 31, 2009) warrants with strike prices that range from $0.22 to $0.51 with a weighted average of $0.27 during the three months ended March 31, 2009. The notes and balances as of March 31, 2009 are:

	Balance as of
	March 31,
Date of Note	2009	Due Date	Interest Rate
December 17, 2007	$50,000	January 15, 2008	5.0%
January 14, 2008	150,000	February 15, 2008	5.0%
February 20, 2008	150,000	March 31, 2008	5.0%
February 28, 2008	60,000	March 31, 2008	5.0%
March 14, 2008	63,000	April 15, 2008	5.0%
March 25, 2008	55,000	April 30, 2008	5.0%
April 1, 2008	85,273	May 1, 2008	5.0%
April 7, 2008	22,000	May 15, 2008	5.0%
April 15, 2008	110,000	May 31, 2008	5.0%
July 30, 2008	50,000	August 31, 2008	5.0%
October 23, 2008	100,000	November 30, 2008	5.0%
November 26, 2008	31,000	December 31, 2008	5.0%
December 15, 2008	62,000	January 31, 2009	5.0%
December 30, 2008	50,000	January 31, 2009	5.0%

Total	$1,038,273

As previously discussed, for all notes executed and detailed above, Amphion Innovations has the option to convert the notes payable under the same terms as a completed preferred offering occurring within a specified time period. At March 31, 2009, there were no notes that were still eligible to be converted.
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
(5) Significant Customers
During the three months ended March 31, 2009, the Company had one customer that accounted for 74% of revenue. During the three months ended March 31, 2008 the Company had one customer that accounted for 17% of revenue.
(6) Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the provisions of SFAS 141(R) did not have a material effect on the Company’s financial statements.
In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market- based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption did not have a material effect on the Company’s financial statements.
In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No.133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No.161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the provisions of SFAS 161 did not have a material effect on the Company’s financial statements.
In May 2008, the Financial Accounting Standards Board (“FASB”) approved FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and the equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, with equity component being valued based on the difference between such non-convertible debt borrowing rate and the actual cash interest rate on such convertible debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and must be applied retrospectively to all periods presented. The adoption did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of the provisions of SFAS 162 did not have a material effect on the Company’s financial statements.
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
A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis of Plan of Operation” of the Company’s 2008 Annual Report on Form 10-K.
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

Liquidity and Capital Resources
Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, and short-term bridge loans from stockholders to meet our working capital requirements. At March 31, 2009, we had a working capital deficit of $4,290,511.
Our operations generated losses in 2009. Our cash increased $112,487 during the three months ended March 31, 2009. We funded operations with cash from operations and convertible notes. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2009 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2009.
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
Amphion Convertible Note
On December 17, 2007 and through February 4, 2009, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If within a specific time period Axcess completes an offering of any of its securities, and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. These notes have been accounted for in accordance with EITF 00-19 (Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock), EITF 05-2 (The Meaning of Conventional Convertible Debt Instrument in 00-19), EITF 98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio) and EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments).
On January 15, 2009 and February 4, 2009, we borrowed an additional $80,000 from Amphion Innovations plc. under similar terms as prior Amphion notes. However, on February 19, 2009 and March 9, 2009 we repaid both of those notes. As of March 31, 2009 the outstanding principal balance on all of the outstanding notes is $1,038,273 and the Company has issued 850,060 (293,827 during the 3 months ended March 31, 2009) warrants with strike prices that range from $0.22 to $0.51 with a weighted average of $0.27 during the three months ended March 31, 2009
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Sales and Gross Profit. Sales for the three months ended March 31, 2009 were $1,082,682 and for the three months ended March 31, 2008 were $176,486. Cost of sales for the three months ended March 31, 2009 were $745,974 and for the three months ended March 31, 2008 were $105,727. The gross profit for the three months ended March 31, 2009 was $336,708 and $70,759 for the three months ended March 31, 2008. The majority of the increase in sales is a result of the Trinidad Port of Spain Contract awarded in January 2009. The gross margin percent for the three months ended March 31, 2009 was 31% compared to 40% for the same period in 2008. The lower gross margin percent was a result of the deferral of revenue and related costs associated with the Trinidad Port of Spain Contract as a result of the project not being completely installed as of March 31, 2009. We continue to expect the margin will continue to be stable in the 40% to 50% range.

Operating Expenses. Operating expenses were $1,033,035 for the three months ended March 31, 2009 and $1,589,367 for the three months ended March 31, 2008. The majority of the decrease relates to the timing of the development of our next generation product and the closing of our California office, offset by an increased selling expense related to the Trinidad contract.
Research and development expenses were $309,359 for the three months ended March 31, 2009 and $871,590 for the three months ended March 31, 2008. The majority of the decrease relates to the timing of the development of the next generation RFID product. We also closed our California location. We are continuing to expense the development as incurred.
Corporate general and administrative expenses were $324,453 for the three months ended March 31, 2009 and $387,435 for the three months ended March 31, 2008. The decrease is related to a reduction in investor relations fees and reduced stock based compensation. However, we did have an increase in building lease expense as a result of our new Addison location.
Selling and marketing expenses were $394,559 for the three months ended March 31, 2009 and $326,050 for the three months ended March 31, 2008. The majority of the increase relates to an increase in selling expense for the Trinidad contract that were paid in 2009. However, we were able to offset a significant portion of the increase with lower salaries as a result of reduced headcount in the selling and marketing area, reduction in advertising and reduced marketing services.
Depreciation and amortization expenses were basically flat at $4,664 for the three months ended March 31, 2009 and $4,292 for the three months ended March 31, 2008.
Other expenses, net. Other expenses, net, were $63,551 for the three months ended March 31, 2009 and $116,423 for the three months ended March 31, 2008. Interest expense was $9,133 lower during the three months ended March 31, 2009, compared to the three months ended March 31, 2008, reflecting lower expense associated with warrants that were issued with the convertible notes. The gain on vendor settlements was also increased by $43,739.
Net Loss. Net loss was $759,878 for the three months ended March 31, 2009, compared to a loss of $1,635,031 for the three months ended March 31, 2009. The decrease is mainly related to a decrease in research and development relating to the next generation product development and an increase in gross margin mainly relating to the Trinidad Contract.
Preferred Stock dividend requirements. Preferred Stock dividend requirements were $47,466 for three months ended March 31, 2009 and $76,955 for three months ended March 31, 2008. The majority of the decrease is a result of several holders converting their preferred shares to common.
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
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2009. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2009. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.
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
(b) Changes in Internal Controls
During the period ended March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $45,000, which aggregates in total $90,676. We are currently defending or seeking to settle each of the vendor’s and customer claims. At March 31, 2009, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 1A. Risk Factors
Not required
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2009, the Company issued unregistered securities in connection with the transactions described below. The proceeds were used for general working capital requirements. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
2003B Preferred Equity
During the three months ended March 31, 2009 one holder elected to convert 10,000 shares into 10,000 shares of Axcess common stock. These shares had been previously registered under an SB-2 registration statement. The holder also elected to convert his $1,913 accrued dividends into 7,085 shares. The dividend shares have not been registered and therefore carry a restrictive legend.
Warrants
During the three months ended March 31, 2009 the Company issued an additional 293,827 warrants in conjunction with various debt offerings. The warrant price ranged from $0.22 to $0.51, with a weighted average strike price of $0.27 and they expire between January 14, 2014 and March 31, 2014.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	May 14, 2009 Axcess International Reports First quarter 2009 earning results.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXCESS INTERNATIONAL INC.,
Registrant

/s/ ALLAN GRIEBENOW Allan Griebenow Director, President and
Chief Executive Officer (Principal Executive Officer)

/s/ ALLAN L. FRANK

Allan L. Frank
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)
May 14, 2009

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	May 14, 2009 Axcess International Reports First quarter 2009 earning results.