Form 10-Q
period 2009-06-30
AXCESS INTERNATIONAL INC/TX
filed 2009-08-14
CIK 710597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding on August 13, 2009: 32,787,016

AXCESS INTERNATIONAL INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$287,663	$51,392
Accounts receivable — trade, net of allowance for doubtful accounts of $30,132 and $27,424 for 2009 and 2008, respectively	448,374	92,844
Inventory, net	102,269	142,782
Prepaid expenses and other	29,485	43,100

Total current assets	867,791	330,118

Property, plant and equipment, net	20,025	18,969
Deferred debt issuance costs	15,625	18,750
Other assets	48,326	53,062

Total assets	$951,767	$420,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable (includes $12,909 and $18,645 with related party in 2009 and 2008, respectively)	$724,505	$905,354
Accrued liabilities	390,262	502,566
Accrued interest	1,217,925	1,112,862
Deferred revenue	17,570	22,222
Notes payable (includes $1,038,273 with a related party in 2009 and 2008)	1,200,273	1,200,273
Dividends payable	31,515	280,394

Total current liabilities	3,582,050	4,023,671

Notes payable (includes $393,787 with a related party in 2009 and 2008), net of discount of $0 and $13,092 in 2009 and 2008, respectively	2,696,346	2,683,254

Total liabilities	6,278,396	6,706,925

Commitments and contingencies (Note 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2009 and 2008. Without liquidation preferences; $0.01 par value, 6,115,211 and 6,125,211 shares issued and outstanding in 2009 and 2008, respectively	61,152	61,252
Common stock, $.01 par value, 70,000,000 shares authorized in 2009 and 2008; 31,222,016 shares issued and outstanding in 2009 and 31,204,931 shares issued and outstanding in 2008	312,220	312,050
Common shares to be issued (855,577 shares)	8,556	—
Additional paid-in capital	166,332,055	165,641,922
Accumulated deficit	(172,040,612)	(172,301,250)

Total stockholders’ deficit	(5,326,629)	(6,286,026)

Total liabilities and stockholders’ deficit	$951,767	$420,899

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$3,156,836	$487,345	$4,239,518	$663,831
Cost of sales	797,930	258,868	1,543,904	364,595

Gross profit	2,358,906	228,477	2,695,614	299,236
Expenses:
Research and development	239,240	536,098	548,599	1,407,687
General and administrative	410,470	358,372	734,923	745,808
Selling and marketing	532,093	317,693	926,651	643,743
Depreciation and amortization	5,058	2,670	9,722	6,962

Operating expenses	1,186,861	1,214,833	2,219,895	2,804,200

Profit (loss) from operations	1,172,045	(986,356)	475,719	(2,504,964)

Other income (expense):
Interest expense	(71,134)	(178,066)	(178,495)	(294,560)
Gain on vendor settlements	14,868	2,247	58,677	2,318

Other expense, net	(56,266)	(175,819)	(119,818)	(292,242)

Net income (loss)	1,115,779	(1,162,175)	355,901	(2,797,206)

Preferred stock dividend requirements:
Recurring	(47,797)	(71,592)	(95,263)	(148,547)
2008 Preferred equity offering	—	(558,686)	—	(558,686)

Preferred stock dividend requirements	(47,797)	(630,278)	(95,263)	(707,233)

Net income (loss) applicable to common stock	$1,067,982	$(1,792,453)	$260,638	$(3,504,439)

Net income (loss) per share
Basic	$0.03	$(0.06)	$0.01	$(0.12)

Diluted	$0.03	$—	$0.01	$—

Weighted average shares of common stock outstanding
Basic	31,776,731	29,574,213	31,495,431	29,486,548

Diluted	43,338,048	—	42,908,467	—

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$355,901	$(2,797,206)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation and amortization	9,722	6,962
Amortization of financing discount and issuance costs, net	16,217	(7,883)
Gain on vendor settlements and statutory write-off of payables	58,677	71
Warrants issued for services	—	(10,604)
Stock based compensation expense	297,402	386,159
Changes in operating assets and liabilities:
Accounts receivable	(355,530)	124,962
Inventory	40,513	28,281
Prepaid expenses and other	13,615	5,677
Other assets	(443)	(9,571)
Accounts payable and accrued expenses	(194,204)	829,140

Net cash provided by (used in) operating activities	241,870	(1,444,012)

Cash flow from investing activities:
Capital expenditures	(5,599)	(6,341)

Net cash used in investing activities	(5,599)	(6,341)

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	—	1,019,999
Principal payments on financing agreements	(160,000)	(100,000)
Borrowings on financing agreements	160,000	695,273

Net cash provided by financing activities	—	1,615,272

Net change in cash and cash equivalents	236,271	164,919
Cash and cash equivalents, beginning of period	51,392	59,089

Cash and cash equivalents, end of period	$287,663	$224,008

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrants issued as a debt discount	$57,215	$91,892
Accrued preferred stock dividends	95,263	76,955
Conversion of preferred shares into common stock	100	1,100
Conversion of accrued dividends into common stock	344,142	—
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
The Company’s business plan for 2009 is predicated principally upon the successful marketing of its RFID products. During the first six months of 2009, operating activities generated approximately $242 thousand of cash. However, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements for all of 2009. We are currently experiencing declining liquidity, modest profits from operations and modest positive cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.
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
The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners LLC, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management LLC, Amphion Innovations plc, Amphion Innovations US Inc. and NVW, LLC (collectively, the “Amphion Group”). The Amphion Group owns approximately 49% of the outstanding voting common stock of the Company.
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

The accompanying unaudited financial statements as of June 30, 2009 and for the three months and six months ended June 30, 2009 and 2008, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2008 and for the year then ended included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
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
(e) Inventory
Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Raw materials	$38,231	$24,275
Work-in-process	109	104
Finished goods	63,929	118,403

	$102,269	$142,782

The components of cost of sales are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Product cost	$760,546	$228,978	$1,501,763	$334,596
Warranty expense	6,602	29,890	11,359	29,999
Inventory impairment	—	—	—	—

Total	$767,148	$258,868	$1,513,122	$364,595

(f) Stock-Based Compensation
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Stock based compensation expense under SFAS 123R for the first six months of 2009 and 2008 was $297,402 and $386,159, respectively which was recorded in operating expenses. This expense decreased net profit per share by $0.010 for the first six months of 2009 and increased the net loss per share by $0.013 for the first six months of 2008. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
The Black-Scholes option-pricing model was used to estimate the option fair value. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, risk-free interest rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods at the time of the grants equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107. There were no issuances during the six months ended June 30, 2009 or 2008.

The following table illustrates the effect on operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and development expense	$51,147	$63,698	$102,294	$139,022
General and administrative expense	70,412	70,712	140,937	181,440
Selling and marketing expense	27,085	28,132	54,171	65,697

Total	$148,644	$162,542	$297,402	$386,159

(g) Stock Options and Warrants
Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period. During the six months ended June 30, 2009 the Company made no grants under the stock option plan.
With the shareholders approval of the 2005 Equity Incentive Plan, the Company will not issue anymore options under the Company’s 2001 Equity Incentive Plan or the Directors Compensation Plan. As of June 30, 2009 the Company had 311,331 options outstanding from the 1991 Equity Plan, 120,000 from the Directors plan, 1,519,961 from the 2001 Equity plan and 965,000 issued as inducements to hire. In total the Company had 2,916,292 employee options outstanding from plans other than the 2005 Equity Incentive Plan.
The following table summarizes employee stock options outstanding and changes during the six months ended June 30, 2009:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding at December 31, 2008	5,392,973	$1.87
Options granted	—	—
Options exercised	—	—
Options forfeited	(474,681)	1.65

Options outstanding at June 30, 2009	4,918,292	1.90	4.90	$5,700

Options exercisable at June 30, 2009	4,255,292	1.76	5.66	$8,550

Options available for grants as of June 30, 2009	2,998,000

The options outstanding at June 30, 2009 have exercise prices as indicated in the table below:

			Intrinsic Value of
	Number of	Weighted Average	Vested Unexercised
Option Price	Options	Remaining Life	Options
$0.00 – $1.00	720,000	4.33	$5,700
$1.01 – $2.00	3,116,961	6.40
$2.01 – $3.00	663,875	0.88
$3.01 – $4.00	165,900	1.53
$4.01 – $5.00	20,000	1.92
$5.01 – $6.25	231,556	0.74

Total	4,918,292	4.90	$5,700

The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders and preferred stock. The following table summarizes warrants outstanding at June 30, 2009:

		WEIGHTED
		AVERAGE
		EXERCISE
	WARRANTS	PRICE
Warrants outstanding at beginning of year	9,952,956	$1.64
Warrants issued	321,144	0.28
Warrants exercised	—	—
Warrants expired unexercised	—	—

Warrants outstanding at end of year	10,274,100	1.59

The warrants outstanding at June 30, 2009 have exercise prices as indicated in the table below.

	Number of	Weighted Average
Strike Price	Warrants	Remaining Life
$0.00 – $1.00	551,138	4.51
$1.01 – $2.00	9,722,962	2.76

Total	10,274,100	2.85

During the six months ended June 30, 2009 the Company issued an additional 321,144 warrants in conjunction with various debt agreements. The warrant price ranged from $0.22 to $0.51 and they expire between January 15, 2014 and April 30, 2014.
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
We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance. These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue. Deferred revenue was $17,570 as of June 30, 2009 and $22,222 as of December 31, 2008.
(2) Contingencies
From time to time we may be named in claims arising in the ordinary course of business. Currently, no material legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.
However, Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $45,000, which aggregates in total $90,676. We are currently defending or seeking to settle each of the vendor’s and customer claims. At June 30, 2009, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

On March 31, 2008, Axcess entered into an agreement with the developer of our next generation RFID product, the Dot, whereby Axcess has agreed to pay a minimum commercialization fee of one million dollars over the next six years. The amount is still contingent on the supplier completing the testing and certifying the product is within all of the original specifications. The testing is ongoing but the product has not passed all of the preliminary testing and we are still evaluating the impact on the product. As of June 30, 2009 Axcess has not signed off on the completion of the product and Innovison has issued a letter of termination for failure to pay. We currently have accrued $392,808 for services that have been completed; however, we have not accrued the remainder for services that have not been completed.
(3) Preferred Stock
The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series	Series	Series	Series	Series	Series	Series	Series	Series
	2003B*	2004	2005	2006	2006B	2006C	2007	2008	2008B
Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000	200	205	120	80

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding
Dec. 31, 2008	1,575,000	—	2,649,726	1,200,000	700,000	100	185	120	80
June 30, 2009	1,565,000	—	2,649,726	1,200,000	700,000	100	185	120	80

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None	None	None	None	None	None

*
As the quarter ended June 30, 2009 was a profitable quarter all the 2003B Preferred Stock was converted to common stock effective July 1, 2009 which will result in the issuance of 1,565,000 common shares to the former 2003B preferred stock holders.

(a) Series 2003B Preferred Stock
The Company completed a $3,132,500 exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors offering during the fourth quarter of 2003. The Preferred Stock is designated as 2003B Preferred and each $70,000 unit consisted of 40,000 shares of Preferred Stock bearing a 7% dividend, approximately 2,000 shares of common stock and 40,000 warrants to purchase the Company’s common stock exercisable for two years at $2.75 per share. The offering also included an automatic conversion into common stock on a one for one basis if the closing twenty-day average stock price is over $3.75 or the Company has a profitable (EBITA) quarter.
During 2009, there were $95,263 of dividends expensed for Series 2003B Preferred Stock. On May 1, 2009 the Board elected to pay all accrued dividends with additional shares. Therefore, $342,230 of accrued dividends were paid by issuing 855,577 shares of restricted Axcess common shares. Dividends payable for the Series 2003B preferred stock were $31,514 and $280,394 at June 30, 2009 and December 31, 2008, respectively. During 2009, we had one holder of the Series 2003B convert their 10,000 shares to common stock, resulting in 1,565,000 and 1,575,000 shares of Series 2003B Preferred shares outstanding at June 30, 2009 and December 31, 2008, respectively.

On July 1, 2009, as a result of the profitable quarter ended June 30, 2009, all the 2003B Preferred Stock was converted to common stock in accordance with the 2003B Preferred Stock designation provisions. The mandatory conversion resulted in the issuance of 1,565,000 common shares to the former 2003B preferred stock holders. The actual stock certificates representing the common stock will be issued by the Company through its transfer agent during the third quarter.
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
As of June 30, 2009 and December 31, 2008, the Company had 2,649,726 shares of Series 2005 Preferred shares outstanding, respectively.
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
As of June 30, 2009 and December 31, 2008, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.

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
As of June 30, 2009 and December 31, 2008, the Company had 700,000 shares of Series 2006B Preferred shares outstanding.
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
As of June 30, 2009 and December 31, 2008, the Company had 100 shares of Series 2006C Preferred shares outstanding.
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
As of June 30, 2009 and December 31, 2008, the Company had 185 shares of Series 2007 Preferred shares outstanding.
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
As of June 30, 2009 and December 31, 2008 the Company had 120 shares of Series 2008 Preferred shares outstanding.
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
As of June 30, 2009 and December 31, 2008 the Company had 80 shares of Series 2008B Preferred shares outstanding.
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
Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2011. Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%. Axcess has also agreed to reduce the principal amount due by 10% of any equity proceeds and 20% of all proceeds from options and warrants exercised and as a result owe $162,000 at June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008 no payment has been issued in connection with the Series 2008 or 2008B Preferred Equity offerings.
Amphion Investment LLC
Axcess entered into a 6.75% demand note with Amphion Investments, LLC, dated January 25, 2002. The borrowings are unsecured. The note was due December 31, 2007, Axcess reached an Agreement with Amphion Investments LLC to extend the maturity of the note to December 31, 2011. Axcess agreed to increase the interest rate from 5.0% to 5.5%. As of June 30, 2009 and December 31, 2008 the outstanding amount is $393,787.

Convertible Note
On December 17, 2007 and through February 4, 2009, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If within a specific time period Axcess completes an offering of any of its securities, and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. These notes have been accounted for in accordance with EITF 00-19 (Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock), EITF 05-2 (The Meaning of Conventional Convertible Debt Instrument in 00-19), EITF 98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio) and EITF 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments). As of June 30, 2009 the outstanding principal balance on all of the outstanding notes is $1,038,273 and the Company has issued 877,377 (321,144 during the six months ended June 30, 2009) warrants with strike prices that range from $0.22 to $0.51 with a weighted average of $0.28 during the six months ended June 30, 2009. The notes and balances as of June 30, 2009 are:

	Balance as of
	June 30,
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

As previously discussed, for all notes executed and detailed above, Amphion Innovations has the option to convert the notes payable under the same terms as a completed preferred offering occurring within a specified time period. At June 30, 2009, there were no notes that were still eligible to be converted.
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
(5) Significant Customers
During the three months ended June 30, 2009, the Company had one customer that accounted for 90% of revenue. During the three months ended June 30, 2008 the Company had two customers that accounted for 58% of revenue.
During the six months ended June 30, 2009, the Company had one customer that accounted for 86% of revenue. During the six months ended June 30, 2008 the Company had one customer that accounted for 36% of revenue.
(6) Recent Accounting Pronouncements
In February 2009, the FASB issued FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which allows an exception to the recognition and fair value measurement principles of FAS 141R. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. FAS No. 141R was effective for the Company as of January 1, 2009 for all business combinations that close on or after January 1, 2009 and it did not have an impact on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The standard establishes a framework for measuring fair value in US GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157. This FSP deferred the effective date of SFAS No. 157, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. We adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of SFAS No. 157 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements for the three and six months ended June 30, 2009. In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The application of FSP FAS 157-4 did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. The standard is based on the same principles as those that currently exist in the auditing standards. FAS No. 165 is effective for interim or annual reporting periods after June 15, 2009. The statement requires additional disclosure regarding the date through which subsequent events have been evaluated by the entity as well as, whether that date is the date the financial statements were issued. This statement became effective for the Company’s financial statements as of June 30, 2009; see Note 7 “Subsequent Events.” We have evaluated our subsequent events through August 14, 2009, which is the date of the Company’s quarterly report on Form 10-Q, of which these financial statements are a part.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166: (i) removes the concept of a Qualifying Special Purpose Entity (“QSPE”) from FASB No. 140 and eliminates the exception from applying FIN 46(R) to variable interest entities that are QSPEs, (ii) amends the accounting for transfers of financial assets and (iii) increases the related disclosures about transfers of financial assets. SFAS No. 166 applies to fiscal years beginning on or after November 15, 2009 and transfers that occurred both before and after its effective date. The Company will adopt SFAS No. 166 on January 1, 2010, as required, and does not believe it will have a significant impact on its financial statements.
In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS No. 167”), amending the consolidation guidance for variable-interest entities under FIN 46 (R). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This Statement is effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt SFAS No. 167 on January 1, 2010, as required, and does not believe it will have a significant impact on its financial statements.
In June 2009, the FASB issued FASB Statement No. 168” The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” That will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this statement during the third quarter of 2009. The implementation of this standard will not have a material impact on our consolidated financial statements.
The third Staff Position, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) increases the frequency of fair value disclosures from annual only to quarterly. The FSP is effective for interim periods ending after June 15, 2009, with the option to early adopt for interim periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 became effective for the Company’s financial statements as of June 30, 2009 and did not have a significant impact on the Company’s financial statements.
FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments. FSP FAS 115-2 and FSP FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and the Company decided to early adopt these two FSPs. Under these FSPs, the Company determines if it has (1) the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities. Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in other income. The implementation of this standard is not expected to have an impact on the Company’s financial statements.
(7) Subsequent Events
As the quarter ended June 30, 2009 was a profitable quarter all the 2003B Preferred Stock was converted to common stock effective July 1, 2009 which will result in the issuance of 1,565,000 common shares to the former 2003B preferred stock holders. The actual stock certificates representing the common stock will be issued by the Company through its transfer agent during the third quarter.

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

Liquidity and Capital Resources
Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, and short-term bridge loans from stockholders to meet our working capital requirements. At June 30, 2009, we had a working capital deficit of $2,714,259.
Our operations generated a modest profit in 2009. Our cash increased $236,271 during the six months ended June 30, 2009. We funded operations with cash from operations and convertible notes. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2009 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2009.
Our working capital requirements will depend upon many factors, including the extent and timing of our product sales, our operating results, the status of competitive products, and actual expenditures and revenues compared to our business plan. We are currently experiencing declining liquidity, modest profits from operations and small positive cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. We intend to address our liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.
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
On January 15, 2009 and February 4, 2009, we borrowed an additional $80,000 from Amphion Innovations plc. under similar terms as prior Amphion notes. However, on February 19, 2009 and March 9, 2009 we repaid both of those notes. As of June 30, 2009 the outstanding principal balance on all of the outstanding notes is $1,038,273 and the Company has issued 877,377 (321,144 during the six months ended June 30, 2009) warrants with strike prices that range from $0.22 to $0.51 with a weighted average of $0.28 during the six months ended June 30, 2009
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Sales and Gross Profit. Sales for the three months ended June 30, 2009 were $3,156,836 and for the three months ended June 30, 2008 were $487,345. Cost of sales for the three months ended June 30, 2009 were $797,930 and for the three months ended June 30, 2008 were $258,868. The gross profit for the three months ended June 30, 2009 was $2,358,906 and $228,477 for the three months ended June 30, 2008. The majority of the increase in sales is a result of the Trinidad Port of Spain Contract awarded in January 2009. The gross margin percent for the three months ended June 30, 2009 was 76% compared to 47% for the same period in 2008. The higher gross margin percent was a result of the increased services provided in the Trinidad Port of Spain Contract and as a result of the timing of the project. We continue to expect the margin will continue to be stable in the 40% to 50% range.

Operating Expenses. Operating expenses were $1,186,861 for the three months ended June 30, 2009 and $1,214,833 for the three months ended June 30, 2008. Overall operating expenses were basically flat over the period. The decrease relates to the timing of the development of our next generation product and the closing of our California office, offset by an increased selling expense related to the Trinidad contract.
Research and development expenses were $239,240 for the three months ended June 30, 2009 and $536,098 for the three months ended June 30, 2008. The majority of the decrease relates to the timing of the development of the next generation RFID product. We also closed our California location. We are continuing to expense the development as incurred.
Corporate general and administrative expenses were $410,470 for the three months ended June 30, 2009 and $358,372 for the three months ended June 30, 2008. The increase is related to increased legal expenses, higher rental rate and increased bad debt expenses. However, we able to offset some of the increase with lower advisory fees and lower salary expense due to a reduction in headcount.
Selling and marketing expenses were $532,093 for the three months ended June 30, 2009 and $317,693 for the three months ended June 30, 2008. The majority of the increase relates to an increase in selling expense for the Trinidad contract that was paid in 2009. However, we were able to offset a portion of the increase with lower salaries as a result of reduced headcount in the selling and marketing area, reduction in travel expenses and reduced recruiting fees.
Depreciation and amortization expenses were $5,058 for the three months ended June 30, 2009 and $2,670 for the three months ended June 30, 2008. The increase is related to increase equipment that has been purchased for the development of our new product.
Other expenses, net. Other expenses, net, were $56,266 for the three months ended June 30, 2009 and $175,819 for the three months ended June 30, 2008. Interest expense was $106,932 lower during the three months ended June 30, 2009, compared to the three months ended June 30, 2008, reflecting lower expense associated with warrants that were issued with the convertible notes. The gain on vendor settlements was also increased by $12,621.
Net income (Loss). Net income was $1,115,779 for the three months ended June 30, 2009, compared to a loss of $1,162,175 for the three months ended June 30, 2009. The increase is mainly related to a decrease in research and development relating to the next generation product development and an increase in gross margin mainly relating to the Trinidad Contract.
Preferred Stock dividend requirements. Preferred Stock dividend requirements were $47,797 for three months ended June 30, 2009 and $71,592 for three months ended June 30, 2008. The majority of the decrease is a result of several holders converting their preferred shares to common.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Sales and Gross Profit. Sales for the six months ended June 30, 2009 were $4,239,518 and for the six months ended June 30, 2008 were $663,831. Cost of sales for the six months ended June 30, 2009 were $1,543,904 and for the six months ended June 30, 2008 were $364,595. The gross profit for the six months ended June 30, 2009 was $2,695,614 and $299,236 for the six months ended June 30, 2008. The majority of the increase in sales is a result of the Trinidad Contract awarded in January 2009. The gross margin percent for the six months ended June 30, 2009 was 64% compared to 45% for the same period in 2008. The higher gross margin percent was a result of the Trinidad contract. We continue to expect our overall margin will continue to be stable in the 40% to 50% range.
Operating Expenses. Operating expenses were $2,219,895 for the six months ended June 30, 2009 and $2,804,200 for the six months ended June 30, 2008. The majority of the decrease relates to the timing of the development of our next generation product, lower expenses relating to the closing of the California office and increased selling expenses as a result of the Trinidad contract.
Research and development expenses were $548,599 for the six months ended June 30, 2009 and $1,407,687 for the six months ended June 30, 2008. The majority of the decrease relates to the timing of the development of the next generation RFID product and reduced expenses due to the closure of our California office.
Corporate general and administrative expenses were $734,923 for the six months ended June 30, 2009 and $745,808 for the six months ended June 30, 2008. The decrease is related to reduced investor relation expenses, lower stock compensation expense, lower salary expense due to lower headcount and lower advisory fees. Offset by higher legal expense, higher lease expense and increase bad debt expense.
Selling and marketing expenses were $926,651 for the six months ended June 30, 2009 and $643,743 for the six months ended June 30, 2008. The majority of the increase relates to increased selling expense relating to the Trinidad contract. Offset by lower salary expense due to a headcount reduction and lower advertising and tradeshow expenses.

Depreciation and amortization expenses were $9,722 for the six months ended June 30, 2009 and $6,962 for the six months ended June 30, 2008. The increase is a result of additional equipment purchased and used for the production of the new Dot product.
Other expenses, net. Other expenses, net, were $119,818 for the six months ended June 30, 2009 and $292,242 for the six months ended June 30, 2008. Interest expense was $116,065 lower during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, reflecting the expense associated with the warrants that were issued with the convertible notes. The gain on vendor settlements was also increased by $56,359.
Net income ( Loss). Net income was $355,901 for the six months ended June 30, 2009, compared to a loss of $2,797,206 for the six months ended June 30, 2008. The increase is mainly related to a decrease in research and development relating to the next generation product development and an increase in gross margin mainly relating to the Trinidad Contract.
Preferred Stock dividend requirements. Preferred Stock dividend requirements were $95,263 for six months ended June 30, 2009 and $707,233 for six months ended June 30, 2008. During 2008 we expensed $558,686 related to the 2008 Preferred equity offering. Recurring preferred Stock dividend requirements were $95,263 and $148,547 in 2009 and 2008, respectively.
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
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2009. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.
Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2009. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.
We intended to remediate these material weaknesses during 2009 however; liquidity issues prevented us from making changes. Therefore, we intend to address theses material weaknesses during the second half of 2009. Notwithstanding these material weaknesses, we believe that our financial conditions, results of operations and cash flows presented in this report of Form 10-Q are fairly presented in all material respects.
(b) Changes in Internal Controls
During the period ended June 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $45,000, which aggregates in total $90,676. We are currently defending or seeking to settle each of the vendor’s and customer claims. At June 30, 2009, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

Item 1A.	Risk Factors
Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2009, the Company issued unregistered securities in connection with the transactions described below. The proceeds were used for general working capital requirements. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
Common Stock
On May 1, 2009 the Board elected to pay all accrued dividends with additional shares. Therefore, $342,230 of accrued dividends were paid by issuing 855,577 shares of restricted Axcess common shares.
On July 1, 2009, as a result of the profitable quarter ended June 30, 2009, all the 2003B Preferred Stock was converted to common stock, which resulted in the issuance of 1,565,000 common shares to the former 2003B preferred stock holders. The actual stock certificates representing the common stock will be issued by the Company through its transfer agent during the third quarter.
Warrants
During the three months ended June 30, 2009 the Company issued an additional 321,144 warrants in conjunction with various debt offerings. The warrant price ranged from $0.22 to $0.51, with a weighted average strike price of $0.28 and they expire between January 14, 2014 and April 30, 2014.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits:

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	August 14, 2009 Axcess International Reports Second quarter 2009 earning results

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXCESS INTERNATIONAL INC., Registrant
/s/ ALLAN GRIEBENOW
Allan Griebenow Director, President and
Chief Executive Officer (Principal Executive Officer)

/s/ ALLAN L. FRANK
Allan L. Frank
Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)
August 14, 2009

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	August 14, 2009 Axcess International Reports Second quarter 2009 earning results