Form 10-Q
period 2009-09-30
AXCESS INTERNATIONAL INC/TX
filed 2009-11-13
CIK 710597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______.
COMMISSION FILE NUMBER: 0-11933
AXCESS INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Delaware	85-0294536
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
16650 Westgrove Drive, Suite 600
Addison, Texas 75001
(972) 407-6080
(Address, including telephone number and area code, of principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated file and “Smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding on November 13, 2009: 33,640,593

AXCESS INTERNATIONAL INC.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AXCESS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$80,833	$51,392
Accounts receivable — trade, net of allowance for doubtful accounts of $30,132 and $27,424 for 2009 and 2008, respectively	130,212	92,844
Inventory, net	74,874	142,782
Prepaid expenses and other	61,971	43,100

Total current assets	347,890	330,118

Property, plant and equipment, net	19,705	18,969
Deferred debt issuance costs	14,062	18,750
Other assets	45,737	53,062

Total assets	$427,394	$420,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable (includes $2,891 and $18,645 with related party in 2009 and 2008, respectively)	$765,018	$905,354
Accrued liabilities	385,106	502,566
Accrued interest	1,271,816	1,112,862
Deferred revenue	14,652	22,222
Notes payable (includes $1,038,273 with a related party in 2009 and 2008)	1,200,273	1,200,273
Dividends payable	31,515	280,394

Total current liabilities	3,668,380	4,023,671

Notes payable (includes $393,787 with a related party in 2009 and 2008), net of discount of $0 and $13,092 in 2009 and 2008, respectively	2,696,346	2,683,254

Total liabilities	6,364,726	6,706,925

Commitments and contingencies (Note 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2009 and 2008. Without liquidation preferences; $0.01 par value, 4,550,211 and 6,125,211 shares issued and outstanding in 2009 and 2008, respectively	45,502	61,252
Common stock, $.01 par value, 70,000,000 shares authorized in 2009 and 2008; 33,642,593 shares issued and outstanding in 2009 and 31,204,931 shares issued and outstanding in 2008	336,426	312,050
Additional paid-in capital	166,480,699	165,641,922
Accumulated deficit	(172,799,959)	(172,301,250)

Total stockholders’ deficit	(5,937,332)	(6,286,026)

Total liabilities and stockholders’ deficit	$427,394	$420,899

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$213,164	$511,190	$4,452,681	$1,175,022
Cost of sales	133,741	250,898	1,677,644	615,494

Gross profit	79,423	260,292	2,775,037	559,528
Expenses:
Research and development	257,137	451,274	805,736	1,858,962
General and administrative	361,599	359,703	1,096,522	1,105,511
Selling and marketing	160,550	298,855	1,087,201	942,597
Depreciation and amortization	5,709	2,979	15,431	9,941

Operating expenses	784,995	1,112,811	3,004,890	3,917,011

Loss from operations	(705,572)	(852,519)	(229,853)	(3,357,483)

Other income (expense):
Interest expense	(55,453)	(102,512)	(233,949)	(397,071)
Gain on vendor settlements	1,677	2,216	60,355	4,534

Other income (expense), net	(53,776)	(100,296)	(173,594)	(392,537)

Net loss	(759,348)	(952,815)	(403,447)	(3,750,020)

Preferred stock dividend requirements:
Recurring	—	(39,883)	(95,263)	(188,430)
2008 Preferred equity offering	—	—	—	(558,686)
2008B Preferred equity offering	—	(171,984)	—	(171,984)

Preferred stock dividend requirements	—	(211,867)	(95,263)	(919,100)

Net loss applicable to common stock	$(759,348)	$(1,164,682)	$(498,710)	$(4,669,120)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.02)	$(0.16)

Weighted average shares of common stock outstanding	33,625,582	30,813,627	32,213,284	29,932,137

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(403,447)	$(3,750,020)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,431	9,941
Amortization of financing discount and issuance costs, net	17,780	7,153
Gain on vendor settlements and statutory write-off of payables	60,355	71
Warrants issued for services	—	(7,612)
Stock based compensation expense	446,046	547,655
Changes in operating assets and liabilities:
Accounts receivable	(37,368)	61,298
Inventory	67,908	64,517
Prepaid expenses and other	(18,871)	17,020
Other assets	(443)	(9,571)
Accounts payable and accrued expenses	(109,551)	1,080,784

Net cash generated (used) by operating activities	37,840	(1,978,764)

Cash flow from investing activities:
Capital expenditures	(8,399)	(22,170)

Net cash used by investing activities	(8,399)	(22,170)

Cash flow from financing activities:
Net proceeds from issuance of common and preferred stock	—	1,519,998
Net proceeds from exercise of employee options	—	—
Principal payments on financing agreements	(160,000)	(100,000)
Borrowings on financing agreements	160,000	745,273

Net cash provided by financing activities	—	2,165,271

Net change in cash and cash equivalents	29,441	164,337
Cash and cash equivalents, beginning of period	51,392	59,089

Cash and cash equivalents, end of period	$80,833	$223,426

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrants issued as a debt discount	$57,215	$258,377
Accrued preferred stock dividends	95,263	188,430
Conversion of preferred shares into common stock	15,750	7,351
Conversion of accrued dividends into common stock	344,072	90,904
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
The Company’s business plan for 2009 is predicated principally upon the successful marketing of its RFID products. During the first nine months of 2009, operating activities generated approximately $38,000 of cash. However, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements for all of 2009. We are currently experiencing declining liquidity, modest profits from operations and modest positive cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.
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
The Company has received working capital in various forms from Amphion Ventures, L. P. and affiliates of Amphion Ventures, L. P. including Amphion Partners, Amphion Investments LLC, Antiope Partners LLC, VennWorks LLC (formerly incuVest LLC), Amphion Capital Management LLC, Amphion Innovations plc, Amphion Innovations US Inc. and NVW, LLC (collectively, the “Amphion Group”). The Amphion Group owns approximately 52% of the outstanding voting common stock of the Company.
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

The accompanying unaudited financial statements as of September 30, 2009 and for the three months and nine months ended September 30, 2009 and 2008, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2008 and for the year then ended included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
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
(e) Inventory
Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory was comprised of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Raw materials	$35,934	$24,275
Work-in-process	104	104
Finished goods	38,836	118,403

	$74,874	$142,782

The components of cost of sales are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Product cost	$133,741	$245,625	$1,666,285	$580,222
Warranty expense	—	5,273	11,359	35,272

Total	$133,741	$250,898	$1,677,644	$615,494

(f) Stock-Based Compensation
ASC 718, Compensation — Stock Compensation requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards. In accordance with ASC 718, this cost is recognized over the period for which an employee is required to provide service in exchange for the award. Stock based compensation expense under ASC 718 for the first nine months of 2009 and 2008 was $446,046 and $547,655, respectively which was recorded in operating expenses. This expense decreased net profit per share by $0.014 for the first nine months of 2009 and increased the net loss per share by $0.018 for the first nine months of 2008. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
The Black-Scholes option-pricing model was used to estimate the option fair value. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, risk-free interest rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods at the time of the grants equal to the expected option term, which is consistent with ASC 718 and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). There were no issuances during the nine months ended September 30, 2009 or 2008.

The following table illustrates the effect on operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Research and development expense	$51,147	$63,698	$153,441	$202,721
General and administrative expense	70,412	70,712	211,349	252,152
Selling and marketing expense	27,085	27,086	81,256	92,782

Total	$148,644	$161,496	$446,046	$547,655

(g) Stock Options and Warrants
Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period. During the nine months ended September 30, 2009 the Company made no grants under the stock option plan.
With the shareholders approval of the 2005 Equity Incentive Plan, the Company will not issue anymore options under the Company’s 2001 Equity Incentive Plan or the Directors Compensation Plan. As of September 30, 2009 the Company had 297,456 options outstanding from the 1991 Equity Plan, 120,000 from the Directors plan, 1,519,961 from the 2001 Equity plan and 515,000 issued as inducements to hire. In total the Company had 2,452,417 employee options outstanding from plans other than the 2005 Equity Incentive Plan.
The following table summarizes employee stock options outstanding and changes during the nine months ended September 30, 2009:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding at December 31, 2008	5,392,973	$1.87
Options granted	—	—
Options exercised	—	—
Options forfeited	(938,556)	2.07

Options outstanding at September 30, 2009	4,454,417	1.83	5.15	$57,000

Options exercisable at September 30, 2009	4,255,292	1.76	5.39	$85,500

Options available for grants as of September 30, 2009	2,998,000

The options outstanding at September 30, 2009 have exercise prices as indicated in the table below:

			Intrinsic Value of
	Number of	Weighted Average	Vested Unexercised
Option Price	Options	Remaining Life	Options
$0.00 – $1.00	720,000	4.07	$57,000
$1.01 – $2.00	3,116,961	6.14
$2.01 – $3.00	200,000	2.47
$3.01 – $4.00	165,900	1.28
$4.01 – $5.00	20,000	1.67
$5.01 – $6.25	231,556	0.48

Total	4,454,417	5.15	$57,000

The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders and preferred stock. The following table summarizes warrants outstanding at September 30, 2009:

		WEIGHTED
		AVERAGE
		EXERCISE
	WARRANTS	PRICE
Warrants outstanding at beginning of year	9,952,956	$1.64
Warrants issued	321,144	0.28
Warrants exercised	—	—
Warrants expired unexercised	—	—

Warrants outstanding at end of year	10,274,100	1.59

The warrants outstanding at September 30, 2009 have exercise prices as indicated in the table below.

	Number of	Weighted Average
Strike Price	Warrants	Remaining Life
$0.00 – $1.00	551,138	4.51
$1.01 – $2.00	9,722,962	2.76

Total	10,274,100	2.85

During the nine months ended September 30, 2009 the Company issued an additional 321,144 warrants in conjunction with various debt agreements. The warrant price ranged from $0.22 to $0.51 and they expire between January 15, 2014 and April 30, 2014.
(h) Revenue Recognition
The Company’s revenue transactions consist predominately of sales of products to customers. Accounting Standards Codification 605-25, (Revenue Recognition — Multiple-Element Arrangements. The Company follows the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables.) Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collect ability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting over the period in which the last undelivered item is delivered.
At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company’s customers and distributors generally do not have return rights.
We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance. These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue. Deferred revenue was $14,652 as of September 30, 2009 and $22,222 as of December 31, 2008.
(2) Contingencies
From time to time we may be named in claims arising in the ordinary course of business. Currently, no material legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.
However, Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $45,000, which aggregates in total $75,676. We are currently defending or seeking to settle each of the vendor’s and customer claims. At September 30, 2009, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
On March 31, 2008, Axcess entered into an agreement with the developer of our next generation RFID product, the Dot, whereby Axcess has agreed to pay a minimum commercialization fee of one million dollars over the next six years. The amount is still contingent on the supplier completing the testing and certifying the product is within all of the original specifications. The testing is ongoing but the product has not passed all of the preliminary testing and we are still evaluating the impact on the product. As of September 30, 2009 Axcess has not signed off on the completion of the product and Innovison has issued a letter of termination for failure to pay. We currently have accrued $392,808 for services that have been completed; however, we have not accrued the remainder for services that have not been completed.

(3) Preferred Stock
The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series	Series	Series	Series	Series	Series	Series	Series	Series
	2003B*	2004	2005	2006	2006B	2006C	2007	2008	2008B
Number of shares authorized	2,750,000	625,000	2,750,000	1,200,000	750,000	200	205	120	80

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding
Dec. 31, 2008	1,575,000	—	2,649,726	1,200,000	700,000	100	185	120	80
Sept. 30, 2009	—	—	2,649,726	1,200,000	700,000	100	185	120	80

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	7% per annum, cumulative	None	None	None	None	None	None	None

*
As the quarter ended June 30, 2009 was a profitable quarter all the 2003B Preferred Stock was converted to common stock effective July 1, 2009 which resulted in the issuance of 1,565,000 common shares to the former 2003B preferred stock holders.

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
During 2009, there were $95,263 of dividends expensed for Series 2003B Preferred Stock. On May 1, 2009 the Board elected to pay all accrued dividends with additional shares. Therefore, $342,230 of accrued dividends were paid by issuing 855,577 shares of restricted Axcess common shares. Dividends payable for the Series 2003B preferred stock were $31,514 and $280,394 at September 30, 2009 and December 31, 2008, respectively. During 2009, we had one holder of the Series 2003B convert their 10,000 shares to common stock. As a result of the second quarter 2009 being profitable all of the 2003B Preferred shares were automatically converted to common effective July 1, 2009 which resulted in 1,565,000 additional shares being issued. As of September 30, 2009 there were no 2003B Preferred shares outstanding and as of December 31, 2008 there were 1,575,000 shares of Series 2003B Preferred shares outstanding.
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
As of September 30, 2009 and December 31, 2008, the Company had 2,649,726 shares of Series 2005 Preferred shares outstanding, respectively.
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
As of September 30, 2009 and December 31, 2008, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.
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
As of September 30, 2009 and December 31, 2008, the Company had 700,000 shares of Series 2006B Preferred shares outstanding.
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

As of September 30, 2009 and December 31, 2008, the Company had 100 shares of Series 2006C Preferred shares outstanding.
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
As of September 30, 2009 and December 31, 2008, the Company had 185 shares of Series 2007 Preferred shares outstanding.
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
As of September 30, 2009 and December 31, 2008 the Company had 120 shares of Series 2008 Preferred shares outstanding.
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
As of September 30, 2009 and December 31, 2008 the Company had 80 shares of Series 2008B Preferred shares outstanding.
(4) Notes Payable
PV Proceeds Holdings, Inc.
Axcess amended its Purchase Note and Payment Term with PV Proceeds Holdings, Inc. in December 2008. PV Proceeds consented to a five-year extension of the note with an interest rate of 5% per annum from January 1, 2003 payable in full at maturity of December 31, 2007. As further consideration for entering into the agreement Axcess granted to PV Proceeds Holdings, Inc. a warrant to purchase up to 500,000 shares of common stock of Axcess. The warrants had an exercise price of $2.00 per share and expired on the earlier of February 14, 2008 or forty-five days after the principal and all accrued interest are paid. Axcess has also agreed to reduce the principal amount due first for 10% of equity proceeds and second 20% of proceeds from options exercised. Axcess also recorded deferred debt issuance costs of $689,932 for the value of the warrants, which were amortized over the life of the loan. The deferred debt issuance costs were fully amortized as of December 31, 2007.

Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2011. Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%. Axcess has also agreed to reduce the principal amount due by 10% of any equity proceeds and 20% of all proceeds from options and warrants exercised and as a result owe $162,000 at September 30, 2009 and December 31, 2008. As of September 30, 2009 and December 31, 2008 no payment has been issued in connection with the Series 2008 or 2008B Preferred Equity offerings.
Amphion Investment LLC
Axcess entered into a 6.75% demand note with Amphion Investments, LLC, dated January 25, 2002. The borrowings are unsecured. The note was due December 31, 2007, Axcess reached an Agreement with Amphion Investments LLC to extend the maturity of the note to December 31, 2011. Axcess agreed to increase the interest rate from 5.0% to 5.5%. As of September 30, 2009 and December 31, 2008 the outstanding amount is $393,787.
Convertible Note
On December 17, 2007 and through February 4, 2009, Axcess has entered into multiple convertible notes with Amphion Innovations plc. If within a specific time period Axcess completes an offering of any of its securities, and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering. If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%). If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants. These notes have been accounted for in accordance with ASC 815-40, Derivatives and Hedges and ASC 470-20, Debt With Conversion and Other Features (EITF 00-19: Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock, EITF 05-2: The Meaning of Conventional Convertible Debt Instrument in 00-19, EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments). As of September 30, 2009 the outstanding principal balance on all of the outstanding notes is $1,038,273 and the Company has issued 877,377 (321,144 during the nine months ended September 30, 2009) warrants with strike prices that range from $0.22 to $0.51 with a weighted average of $0.28 during the nine months ended September 30, 2009. The notes and balances as of September 30, 2009 are:

	Balance as of
	September 30,
Date of Note	2009	Due Date (*)	Interest Rate
December 17, 2007	$50,000	January 15, 2008	5.0%
January 14, 2008	150,000	February 15, 2008	5.0%
February 20, 2008	150,000	March 31, 2008	5.0%
February 28, 2008	60,000	March 31, 2008	5.0%
March 14, 2008	63,000	April 15, 2008	5.0%
March 25, 2008	55,000	April 30, 2008	5.0%
April 1, 2008	85,273	May 1, 2008	5.0%
April 7, 2008	22,000	May 15, 2008	5.0%
April 15, 2008	110,000	May 31, 2008	5.0%
July 30, 2008	50,000	August 31, 2008	5.0%
October 23, 2008	100,000	November 30, 2008	5.0%
November 26, 2008	31,000	December 31, 2008	5.0%
December 15, 2008	62,000	January 31, 2009	5.0%
December 30, 2008	50,000	January 31, 2009	5.0%

Total	$1,038,273

* -	As of October 29, 2009, Axcess and Amphion have agreed to convert their convertible notes and accrued interest into new convertible notes.
As previously discussed, for all notes executed and detailed above, Amphion Innovations has the option to convert the notes payable under the same terms as a completed preferred offering occurring within a specified time period. At September 30, 2009, there were no notes that were still eligible to be converted.

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
(5) Significant Customers
During the three months ended September 30, 2009, the Company had three customers that accounted for 49% of revenue. During the three months ended September 30, 2008 the Company had three customers that accounted for 62% of revenue.
During the nine months ended September 30, 2009, the Company had one customer that accounted for 82% of revenue. During the nine months ended September 30, 2008 the Company had three customers that accounted for 49% of revenue.
(6) Recent Accounting Pronouncements
In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 19, 2009. Commencing with its annual report for the year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement: A) of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; B) of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and C) of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.
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
In October 2009, the FASB issued ASU No. 2009-13, “Multiple Element Adjustments”, which modifies accounting for multiple element arrangements by requiring that the separation of the arrangements be based on estimated selling prices based on entity specific assumptions rather than fair value, eliminating the residual method of allocation and requiring additional disclosures related to such arrangements. The standard is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASU 2009-13.
Also in October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, which amends software revenue recognition guidance to eliminate from its scope tangible products containing software components that function together to deliver the tangible product’s essential functionality and to provide guidance on how to allocate arrangement consideration to deliverables in an arrangement that contain both tangible products and software. The standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASU 2009-14.

(7) Subsequent Events
We have evaluated our subsequent events through November 13, 2009, which is the date of the Company’s quarterly report on Form 10-Q, of which these financial statements are a part.
On October 29, 2009, Axcess entered into certain convertible notes with several institutional or otherwise accredited investors including Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder. The aggregate principal of the notes is $1,754,187 and is unsecured (the “Convertible Notes”). The Convertible Notes have a five percent per annum simple interest rate and will become due on December 31, 2014. The Convertible Notes are convertible into 3,508,374 common shares of Axcess at the option of each of the holders. As part of the consideration for the Convertible Notes, Axcess also issued to the note holders warrants to purchase an aggregate of 1,754,187 common shares with an exercise price of $0.75. The warrants expire on December 31, 2014.
A portion of the new Convertible Notes was issued for the conversion and retirement of older convertible notes currently held by Amphion Innovations plc. The principal of the notes converted was $1,038,273 and had accrued interest of $80,914. Of the $635,000 of net new cash, $135,000 has been advanced and Amphion has agreed to fund the remaining $500,000 on or before November 15, 2009. The $500,000 of net new cash committed from Amphion has not been advanced. However, Amphion has reconfirmed that it intends to fund the $500,000 before December 31, 2009 in $100,000 increments. Axcess has also received commitments for an additional $220,000 from additional investors who have also agreed to advance the cash no later than December 31, 2009.

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
Liquidity and Capital Resources
Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, and short-term bridge loans from stockholders to meet our working capital requirements. At September 30, 2009, we had a working capital deficit of $3,320,490.
Our operations generated a loss in 2009. Our cash decreased $29,441 during the nine months ended September 30, 2009. We funded operations with cash from operations and convertible notes. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2009 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2009.
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
Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Sales and Gross Profit. Sales for the three months ended September 30, 2009 were $213,164 and for the three months ended September 30, 2008 were $511,190. Cost of sales for the three months ended September 30, 2009 were $133,741 and for the three months ended September 30, 2008 were $250,898. The gross profit for the three months ended September 30, 2009 was $79,423 and $260,292 for the three months ended September 30, 2008. The majority of the decrease in sales is a result of the timing of three large sales during the third quarter of 2008 that were not repeated during 2009. The gross margin percent for the three months ended September 30, 2009 was 37% compared to 51% for the same period in 2008. The lower gross margin percent was a result of the product mix change with more sales coming from tags which have a lower gross margin percent. We continue to expect the margin will continue to be stable in the 40% to 50% range.
Operating Expenses. Operating expenses were $784,995 for the three months ended September 30, 2009 and $1,112,811 for the three months ended September 30, 2008. Overall operating expenses were down over the period. The decrease relates to the timing of the development of our next generation product and the closing of our California office and lower selling expenses.
Research and development expenses were $257,137 for the three months ended September 30, 2009 and $451,274 for the three months ended September 30, 2008. The majority of the decrease relates to the closing of our California location and the timing of the development of the next generation RFID product.
Corporate general and administrative expenses were $361,599 for the three months ended September 30, 2009 and $359,703 for the three months ended September 30, 2008. The expenses are basically flat between the two periods.
Selling and marketing expenses were $160,550 for the three months ended September 30, 2009 and $298,855 for the three months ended September 30, 2008. The majority of the decrease relates to lower salaries as a result of reduced headcount in the selling and marketing area, reduction in travel expenses, fewer trade shows and reduced advertising expenses.

Depreciation and amortization expenses were $5,709 for the three months ended September 30, 2009 and $2,979 for the three months ended September 30, 2008. The increase is related to increase equipment that has been purchased for the development of our new product.
Other expenses, net. Other expenses, net, were $53,776 for the three months ended September 30, 2009 and $100,296 for the three months ended September 30, 2008. Interest expense was $47,059 lower during the three months ended September 30, 2009, compared to the three months ended September 30, 2008, reflecting lower expense associated with warrants that were issued with the convertible notes.
Net loss. Net loss was $759,348 for the three months ended September 30, 2009, compared to a loss of $952,815 for the three months ended September 30, 2009. The decrease is mainly related to a decrease in research and development relating to the next generation product development, lower interest expense and lower selling expenses and an decrease in gross margin due to lower sales.
Preferred Stock dividend requirements. Preferred Stock dividend requirements were $0 for three months ended September 30, 2009 and $39,883 for three months ended September 30, 2008. This decrease is a result of the 2003B Preferred shares being converted to common on July 1, 2009.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Sales and Gross Profit. Sales for the nine months ended September 30, 2009 were $4,452,681 and for the nine months ended September 30, 2008 were $1,175,022. Cost of sales for the nine months ended September 30, 2009 were $1,677,644 and for the nine months ended September 30, 2008 were $615,494. The gross profit for the nine months ended September 30, 2009 was $2,775,037 and $559,528 for the nine months ended September 30, 2008. The majority of the increase in sales is a result of the Trinidad Contract awarded in January 2009. The gross margin percent for the nine months ended September 30, 2009 was 62% compared to 48% for the same period in 2008. The higher gross margin percent was a result of the Trinidad contract. We continue to expect our overall margin will continue to be stable in the 40% to 50% range.
Operating Expenses. Operating expenses were $3,004,890 for the nine months ended September 30, 2009 and $3,917,011 for the nine months ended September 30, 2008. The majority of the decrease relates to the timing of the development of our next generation product, lower expenses relating to the closing of the California office and increased selling expenses as a result of the Trinidad contract.
Research and development expenses were $805,736 for the nine months ended September 30, 2009 and $1,858,962 for the nine months ended September 30, 2008. The majority of the decrease relates to the timing of the development of the next generation RFID product and reduced expenses due to the closure of our California office.
Corporate general and administrative expenses were $1,096,522 for the nine months ended September 30, 2009 and $1,105,511 for the nine months ended September 30, 2008. The decrease is related to reduced investor relation expenses, lower stock compensation expense, lower salary expense due to lower headcount and lower advisory fees. Offset by higher legal expense and higher lease expense.
Selling and marketing expenses were $1,087,201 for the nine months ended September 30, 2009 and $942,597 for the nine months ended September 30, 2008. The majority of the increase relates to increased selling expense relating to the Trinidad contract. Offset by lower salary expense due to a headcount reduction and lower advertising and tradeshow expenses.
Depreciation and amortization expenses were $15,431 for the nine months ended September 30, 2009 and $9,941 for the nine months ended September 30, 2008. The increase is a result of additional equipment purchased and used for the production of the new Dot product.
Other expenses, net. Other expenses, net, were $173,594 for the nine months ended September 30, 2009 and $392,537 for the nine months ended September 30, 2008. Interest expense was $163,122 lower during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, reflecting the lower expense associated with the warrants that were issued with the convertible notes. The gain on vendor settlements was also increased by $55,821.
Net Loss. Net loss was $403,447 for the nine months ended September 30, 2009, compared to $3,750,020 for the nine months ended September 30, 2008. The decrease is mainly related to a decrease in research and development relating to the next generation product development and an increase in gross margin mainly relating to the Trinidad Contract.
Preferred Stock dividend requirements. Preferred Stock dividend requirements were $95,263 for nine months ended September 30, 2009 and $919,100 for nine months ended September 30, 2008. During 2008 we expensed $558,686 related to the 2008 Preferred equity offering and $171,984 related to the 2003B preferred equity offering. Recurring preferred Stock dividend requirements were $95,263 and $188,430 in 2009 and 2008, respectively.

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
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2009. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.
Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2009. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.
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
(b) Changes in Internal Controls
During the period ended September 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $45,000, which aggregates in total $75,676. We are currently defending or seeking to settle each of the vendor’s and customer claims. At September 30, 2009, we had accrued the delinquent amounts we expect to be liable for, for the claims described in this paragraph.
Item 1A. Risk Factors
Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2009, the Company issued unregistered securities in connection with the transactions described below. The proceeds were used for general working capital requirements. The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.
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
Stock Options
During the three months ended September 30, 2009 the Company had 463,875 stock options expire unexercised. The options strike price ranged from $2.50 to $2.69.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	November 13, 2009 Axcess International Reports Third quarter 2009 earning results

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXCESS INTERNATIONAL INC., Registrant
/s/ ALLAN GRIEBENOW
Allan Griebenow Director, President and
Chief Executive Officer (Principal Executive Officer)

/s/ ALLAN L. FRANK
Allan L. Frank
Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)
November 13, 2009