Form 10-K
period 2009-12-31
AXCESS INTERNATIONAL INC/TX
filed 2010-04-14
CIK 710597

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer,” “accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

On March 31, 2010, we had a total of 33,642,593 shares of our common stock issued and outstanding.  The aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $7,365,233. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on March 31, 2010, as reported on the Over-The-Counter Bulletin Board Market. The information provided shall in no way be construed as an admission that any officer, director or more than 5% stockholder of the issuer may be deemed an affiliate of the issuer or that such person is the beneficial owner of shares reported as being held by such person, and any such inference is hereby disclaimed

The issuer’s revenues for the fiscal year ended December 31, 2009 were $4,797,711.

Documents Incorporated by Reference: None.

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

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2009. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

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

Axcess further developed the RFID and network-based streaming video technologies throughout 2002 and 2003. It also secured key reference accounts and established branding for its product lines during that period. In November 2001, we acquired all of the assets of IVEX Corporation which primarily consisted of certain patents related to video and audio processing.  The video patent portfolio was sold in early 2006 and the video portion of Axcess’ business minimized.  We retain a royalty free perpetual license to use these patents in our products.

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

Sales Channels

Axcess utilizes both indirect and direct sales models.  Axcess has three sales people who support direct individual sales as needed. The indirect sales effort is focused primarily on building and supporting system integrators as marketing channel partners capable of selling, installing and servicing automatic identification solutions, and access control and asset management applications. Other indirect outlets include distributors, specialty dealers, catalog sales organizations, and OEMs (original equipment manufacturers). The system integrators and dealers are responsible for the installation in almost all cases. Using established channels to gain widespread exposure and sales leverage is a well-utilized model in the industry.  The indirect model also enables the company to sell its products worldwide with minimal direct selling expense.

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

We also work directly with the end user for certain focused large system sales opportunities. This direct selling approach enables us to prospect directly for selected larger transactions and reference accounts in a prudent, “opportunity driven” fashion. The eventual installation is still accomplished through an established channel partner.

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

Software House, Sensormatic, KanTech, and ADT (Tyco).    Axcess has been selected by Software House as the preferred provider of RFID solutions for asset management. Since then, Axcess’ ActiveTag™ products have been integrated into Tyco’s C-Cure 800 access control system which is utilized by Tyco entities Sensormatic, KanTech and ADT.  During 2004, ADT group delivered a new product release to its organization announcing the Axcess ActiveTagTM product line would be now available for sale by ADT..

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

ActiveTag™ uses small, battery-powered tags that, when automatically activated at control points throughout a facility, transmit a wireless message to palm-size receivers networked on an existing corporate local area network (commonly referred to as a LAN). Tag identification and location information are instantly forwarded to a local security control panel or transmitted over the network to a host computer. ActiveTrac™ is an application software program that logs and displays the information from the tag to provide a comprehensive picture of the person, asset or vehicle being tracked. In addition, Axcess is continuing to develop OnlineSupervisor™ software, which has a browser-based display and provides real-time management solutions through reporting, display, and decision and control functions.

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

Automated Fleet Access Control and Data Capture Solutions. “Hands-free” automatic vehicle identification and access control enables high speed facility entry and exit. Vehicles automatically enter into controlled or gated areas without stopping using a validated tag placed on or inside the vehicle. The tag is recognized as it approaches the gate, allowing “rolling access” and facilitating a higher entrance and exit speed to reduce bottlenecks and security threats. For industrial applications, driver, truck, trailer and payload tags can all be matched to ensure the integrity of the shipment and provide automated data capture and recording.  Logged sensor data on the condition of vehicles or goods can be automatically off-loaded to improve the turn-around time of fleet vehicles plus more accurate and less costly data recording.

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

Patents and Proprietary Technology

Axcess relies on a combination of patents, trade secrets, technology licenses, and other intellectual property rights. Historically, we have received nineteen U.S. patents. During 2006, we sold eleven of our video patents but retain a royalty free perpetual license to use the patents in our products.  During 2009, we were granted one additional patent for a total of eight patents relating to our RFID technology and we have seven additional patents in various stages of prosecution and eighteen more at the early stage of the application process. The period covered by our issued patents ranges from four to twenty years. We intend to protect and enforce our intellectual property rights and to preserve our rights relating to our key product technologies to the extent commercially reasonable. We have applied for registration of a number of trade and service marks, including Axcess Inc.™ the Axcess Inc. (logo)™, ActiveTag™, Onlinesupervisor.com™,  Accessability™, AccessPlug™, Asset Activator™ and Enterprise Dot™.

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

OnlinesupervisorTM is a highly versatile combined middleware and software product which is able to capture tag ID’s and data, process them, and present an actionable information alert to a desktop or wireless device for exception management.  It relies on the Accessibility middleware platform where with an open standard database engine and programmable rule bases, radio frequency identification (RFID) tag transmissions are received from readers over the network, then filtered against the various criteria needed for managing a business most productively.  The middleware enables virtually any data format to be received, translated into another, and transmitted to the destination system. The browser-based viewing dashboard of Onlinesupervisor™ is customizable by type of user which allows customized event alerting. Alerts can be linked automatically to a digital video clip of the transaction if needed for supervisory review.  Onlinesupervisor™ development continues to add additional data sources that can be delivered over the same platform, making the product expandable beyond RFID data on an industry specific basis to support all application areas such as workforce management, asset management, and automatic identification.

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

Research and Development

If we can generate sufficient working capital, we plan to continually develop new products utilizing our existing technology and we plan to bring new products to market as they become available throughout 2010. New products in RFID will be built upon the core platforms now in place. We believe that our next generation platform offers more functionality and covers more of the market place that our research shows is there. There can be no assurance that we will have sufficient working capital to undertake these activities.

During 2009 and 2008, we spent $1,077,208 and $2,229,590, respectively, for research and development and plan to maintain a sufficient level of spending in fiscal year 2010 to develop our next generation RFID product to support our continued revenue growth. However, any such spending will be dependent upon our ability to raise additional capital, as we do not have sufficient revenues to support such an activity using our own resources.

Employees

As of December 31, 2009, we had twelve full-time employees and one part-time employee.

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

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended December 31, 2009. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.

We have a history of losses and expectation of future losses; uncertainty of future profitability; and limits on operations.

From our incorporation in 1982 through December 31, 2009, we have incurred an accumulated loss of approximately $173.5 million and have been profitable in only one fiscal year during that time. There can be no assurance that we will generate sufficient revenues to achieve profitability in the future. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our continued slow revenue growth and operating losses may indicate circumstances requiring an impairment to be recorded.

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

We currently hold eight U.S. patents. We have seven patents in various stages of prosecution and eighteen more in early stages of the application process. The time period covered by our patents ranges from four to twenty years; however, there can be no assurance that our technologies will be accepted in the marketplace. In addition, different technologies owned by others could arise that would be superior or more marketable than ours. See Description of Business—Patents and Proprietary Technology.

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

As of December 31, 2009, Amphion Ventures LP and affiliates of Amphion Ventures LP, including Amphion Partners, Amphion Investments, Antiope Partners, Amphion Capital Partners, Amphion Capital Management LLC, Amphion Innovations plc, Amphion Innovations US and VennWorks LLC (collectively, the “Amphion Group”) owns approximately 52% of our outstanding common stock. This level of ownership provides the Amphion Group with the power to determine the outcome of almost any matter submitted for the vote or consent of our stockholders. Additionally, two of our five directors are affiliates of the Amphion Group. See Security Ownership of Certain Beneficial Owners and Management.

The price of our common stock has been highly volatile and may continue to be highly volatile, which may adversely affect your ability to sell your shares and our ability to raise additional capital.

The price of our common stock has been highly volatile and may continue to be highly volatile. For instance, from November 1, 2002 through December 31, 2009, our common stock traded from a low of $.021 to a high of $3.60 per share. The price of our common stock has experienced, and may continue to experience, significant volatility in response to many factors, some of which are beyond our control and may not even be directly related to us, including:

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

Item 1B. UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the staff of the Securities and Exchange Commission

Item 2. DESCRIPTION OF PROPERTIES.

Axcess leases a 10,013 square foot facility in Addison, Texas, which is used for administrative, engineering and sales offices. This facility is rented through August 2013. Our annual rental costs for this space is approximately $110,000. We also leased 1,500 square feet in Costa Mesa, California, which was used for software engineering space, through January 2009 and the monthly rent was $2,025. We consolidated the software engineering function in to the Addison location.  We believe this facility is suitable and adequate to accommodate our operations. We consider the facility to be in good condition and it is our opinion that the facilities are adequately covered by insurance.

Item 3. LEGAL PROCEEDINGS.

Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $27,000, which aggregates in total $63,999. We are currently defending or seeking to settle each of the vendor’s and customer claims.  At December 31, 2009, we had accrued $46,999, which represents the delinquent amounts we expect to be liable for.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

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

	2009		2008
QUARTER ENDED	LOW	HIGH	LOW	HIGH
March 31	$0.21	$0.72	$1.04	$1.55
June 30	0.37	0.65	0.86	1.35
September 30	0.35	0.60	0.75	1.20
December 31	0.31	0.70	0.22	0.80

As of December 31, 2009, we had approximately 658 holders of record of voting common stock.

Axcess has not paid dividends on our common stock and does not anticipate the payment of cash dividends in the foreseeable future, as we contemplate retaining all earnings to finance the continued growth of our business.

Equity Compensation Plans

Information concerning the 2005 Equity Incentive Plan, 2001 Equity Incentive Plan and the 1998 Directors Compensation Plan is presented in the table that follows.  See “Note 11.  Stock Options and Warrants” in the notes to the financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,361,417	$1.38	1,091,000
Equity compensation plans not approved by security holders	—	—	—
Total	6,361,417	$1.38	1,091,000

Recent Sale of Unregistered Securities

During 2009, we issued unregistered securities in connection with each of the transactions described below. The issuance of the Preferred Stock, common stock and promissory notes were exempt from the registration requirements of the Securities Act by virtue of Sections 4(2) and 4(6) thereof as a transaction not involving a public offering and made solely to accredited investors.  An appropriate restrictive legend was affixed to the stock certificates and warrants.

Common Stock

On May 1, 2009, the Board elected to convert $342,230 of accrued and unpaid dividends for the current holders of the 2003B Preferred shares into 855,577 shares of Axcess common stock.

During 2009, one holder of the 2003B Preferred Shared elected to convert his 10,000 preferred shares into 10,000 Axcess common shares.  These shares had been previously registered under an SB-2 registration statement.  In addition he elected to convert $1,912 of accrued and unpaid dividends into 7,085 shares of Axcess common stock.

On July 1, 2009, as a result of the profitable quarter ended June 30, 2009, all the 2003B Preferred Stock was converted to common stock, which resulted in the issuance of 1,565,000 common shares to the former 2003B preferred stock holders. These shares had been previously registered under an SB-2 registration statement.

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

On July 1, 2009, as a result of the profitable quarter ended June 30, 2009, all the 2003B Preferred Stock was converted to common stock, which resulted in the issuance of 1,565,000 common shares to the former 2003B preferred stock holders. These shares had been previously registered under an SB-2 registration statement.

Warrant Issued and Expired

During 2009 the Company issued an additional 1,873,570 warrants in conjunction with various debt offerings.  The warrant price ranged from $0.22 to $0.75 and they expire between January 14, 2014 and December 31, 2014.

Stock Options Issued and Expired

On October 26, 2009 the Company issued 1,907,000 stock options to employees and board members.  The options are priced at $0.65 and expire on October 26, 2019.  During 2009, the Company had 463,181 options forfeited and an additional 475,375 expire.  Of those that expired or were forfeited 407,297 of them had been issued from the 2005 Equity Plan and are eligible to be reissued.

The other 531,259 options were issued as part of the Directors Plan, the 2001 Equity Plan or as an inducement to hire and are not eligible to be reissued.

Other Matters relating to future amortizable charges

As of December 31, 2009 we have $12,500 of deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the related debt.

As of December 31, 2009 we have $682,477 of debt discount that will be amortized over the life of the warrant that was issued with the debt.

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

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2009. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

Liquidity and Capital Resources

Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, and short-term bridge loans from stockholders to meet our working capital requirements. At December 31, 2009, we had working capital deficit of $2,275,286.

Our operations generated losses in 2009. Our cash increased $14,142 during the year with operating activities using $412,459 of cash. We funded operations with cash from convertible notes.  No assurance can be given that such activities will continue to be available to provide funding to us.  Our business plan for 2010 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2010.

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

2009 Convertible Notes

On October 29, 2009, Axcess entered into certain convertible notes with several institutional or otherwise accredited investors including Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder.  The aggregate principal of the notes is $1,552,426 and is unsecured (the “Convertible Notes”).  The Convertible Notes have a five percent per annum simple interest rate and will become due on December 31, 2014.  The Convertible Notes are convertible into 3,104,852 common shares of Axcess at the option of each of the holders.  As part of the consideration for the Convertible Notes, Axcess also issued to the note holders warrants to purchase an aggregate of 1,552,426 common shares with an exercise price of $0.75. The warrants expire on December 31, 2014.

A portion of the new Convertible Notes was issued for the conversion and retirement of older convertible notes currently held by Amphion Innovations plc. The principal of the notes converted was $1,038,273 and had accrued interest of $79,153.  Of the $835,000 net new cash, $435,000 has been advanced and Amphion has not funded the remaining portion.

Results of Operations

Sales and Gross Profit. Sales for the year ending December 31, 2009 and 2008 were $4,797,711 and $1,504,924, respectively. We realized gross profits of 61% or $2,931,626 in 2009 and 47% or $708,919 in 2008. One customer accounted for 76% of total revenue in 2009 and two customers accounted for more than 32% of the total revenue in 2008.  Cost of sales for the year ended December 31, 2009 and 2008 were $1,866,085 and $790,384, respectively.  We also recorded a charge of $12,421 and $3,622 for inventory impairment during the year ended December 31, 2009 and 2008, respectively.  The impairment was as a result of the change in strategy from self-manufacturing to contract manufacturing and the change from video products to RFID products.  The amount reflects items that have not been able to be used by our contract manufacturers in the building of additional products and is no longer required for warranty repairs.  The majority of the increase in sales is a result of the Caribbean Port Security Initiative and the Port of Trinidad contract, a large single order, awarded in January 2009.  The increase in gross margin was partly due to the increased scope of the system installation with the Trinidad contract and we continue to expect our margin will continue to be stable in the 40% to 50% range.

Operating Expenses. Operating expenses were $3,850,961 and $4,956,096 in 2009 and 2008, respectively. The majority of the decrease relates to lower development cost during 2009.

Research and development expenses were $1,077,208 in 2009 and $2,229,590 in 2008.  The largest portion of the decrease relates to the lower development cost and lower salary and related expenses due to the closing of the California office and the reduction of that staff during 2009.

Corporate general and administrative expenses were $1,475,135 and $1,507,703 in 2009 and 2008, respectively. The decrease was mainly related to reduced investor relation activity, lower stock compensation expense and salary expense.  However, some of that savings was offset by an increase in legal and lease expense.

Selling and marketing expenses were $1,277,620 and $1,192,261 in 2009 and 2008, respectively.  The majority of the increase relates to increased selling expense relating to the Trinidad contract,  offset by decreased salary expenses due to lower headcount, lower advertising expenses and reduced travel expenses.

Depreciation and amortization expenses were $20,998 for 2009 compared to $26,542 for 2008.  The decrease is related to the age of our equipment.

Other expenses, net. Other expenses, net, were $224,033 for 2009 and $527,764 for 2008. Interest expense was $174,188 lower during 2009, compared to 2008, reflecting lower expense associated with the value of warrants that were issued with the convertible debt.  We also recognized $87,032 during 2009 relating to the gain on vendor settlements, statuary write-off and other items compared to $489 during the same period of 2008.  We also recorded an additional $43,000 for a potential judgment relating to a customer from 2001.

Net Loss. Net loss was $1,143,368 and $4,774,941 in 2009 and 2008, respectively.  The decrease in net loss relates to lower research and development fees and higher gross margin contribution from the Trinidad contract.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $95,263 for 2009 and $991,494 for 2008. During 2008, we expensed $558,686 related to the 2008 Preferred equity offering and $187,501 related to the 2008B Preferred equity offering.  Recurring preferred Stock dividend requirements were $95,263 in 2009 and $245,307 in 2008.  The majority of the decrease relates to the conversion of our 2003B preferred stock that was converted in July 2009.

Other Matters relating to future amortizable charges

As of December 31, 2009 we have $682,478 of debt discount and $12,500 deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the related debt.

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

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (formerly SFAS 165). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. The standard is based on the same principles as those that currently exist in the auditing standards. ASC Topic 855 is effective for interim or annual reporting periods after June 15, 2009. The statement requires the disclosure of the financial statements through the date the financial statements were issued. This statement became effective for the Company’s financial statements as of June 30, 2009.  The adoption did not have a significant impact on the Company’s financial statements. See Note 7 “Subsequent Events.”

In June 2009, the FASB issued ASC Topic 105 “Accounting Standards Codification” (formerly SFAS 168). ASC became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the codification with the third quarter of 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASC Topic 605, “Multiple Element Adjustments” (formerly ASU No. 2009-13), which modifies accounting for multiple element arrangements by requiring that the separation of the arrangements be based on estimated selling prices based on entity specific assumptions rather than fair value, eliminating the residual method of allocation and requiring additional disclosures related to such arrangements. The standard is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASC Topic 605.

Also in October 2009, the FASB issued ASC Topic 985, “Certain Revenue Arrangements That Include Software Elements”, (formerly ASU 2009-14), which amends software revenue recognition guidance to eliminate from its scope tangible products containing software components that function together to deliver the tangible product’s essential functionality and to provide guidance on how to allocate arrangement consideration to deliverables in an arrangement that contain both tangible products and software. The standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASC Topic 985.

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

Stock-Based Compensation Expense

We account for employee stock-based compensation costs in accordance with ASC Topic 718, Compensation — Stock Compensation. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Other

Inflation. Inflation has not had and is not expected to have a material impact on the operations and financial condition of Axcess.

Seasonality. Seasonality has not had and is not expected to have a material impact on the operations and financial condition of Axcess.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to complete this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events of the type described in Item 304(b) of Regulation S-K.

Item 9A(T). CONTROLS AND PROCEDURES.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant number of our compensating controls.

We intended to remediate these material weaknesses during 2009 however; liquidity issues prevented us from making changes.  Assuming resources are available, we intend to address theses material weaknesses during 2010.  Notwithstanding these material weaknesses, we believe that our financial conditions, results of operations and cash flows presented in this report of Form 10-K are fairly presented in all material respects.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management of Axcess

The Board elects executive officers annually at its first meeting following the annual meeting of stockholders. The following table sets forth, as of January 25, 2010, Axcess’ directors, executive officers and significant employees, their ages, and their positions within Axcess.

Name	Age	Position	Committee	Independent (1)
Richard C.E. Morgan	65	Chairman of the Board of Directors	(2*) (4*) (5)
Allan Griebenow	57	Director, President and Chief Executive Officer	(2) (5)
Allan L. Frank	46	Vice President, Secretary and Chief Financial Officer
Robert J. Bertoldi	55	Directors	(3) (5)
Paul J. Coleman, Jr.	78	Director	(3*) (5)	X
Robert F. Hussey	60	Director	(3) (4) (5)	X
Raj Bridgelall	43	Vice President of Engineering
Ray Cavanagh	59	Vice President of Sales
Benjamin Donohue	59	Vice President of Business Development

(1)	Indicates the board member is “Independent” as such term is defined by Item 407 of Regulation S-K and the rules on the Nasdaq Stock Market.
(2)	Executive Committee
(3)	Audit Committee
(4)	Compensation Committee
(5)	Nominating and Governance Committee
*	Indicates Chairman of the Committee

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

Robert F. Hussey has served on the Board since September 2002. Mr. Hussey is a private equity investor.  Mr. Hussey currently serves as a Director of Digital Lightwave, Inc.  Mr. Hussey also serves on the board of HC Wainwright & Co, World Racing Group, Inc. and on the board of advisors for Argentum Capital Partners.  From 1991 through 1996, Mr. Hussey served as President, CEO and Director of MetroVision of North America. From 1984 through 1991, Mr. Hussey was Founder, President, CEO and Director of POP Radio Corp. Prior to POP Radio, Mr. Hussey worked at Grey Advertising, Inc., E.F. Hutton and American Home Products, Inc. Mr. Hussey received a B.S. in Business Administration from Georgetown University and an MBA in International Business from George Washington University.

Raj Bridgelall has served as Vice President of Engineering of the Company since September 2006. From August 2004 through August 2006, Mr. Bridgelall was Vice President, R&D / Advanced Product Development for Alien Technology, Inc. From December 1990 through July 2004, Mr. Bridgelall served in numerous positions at Symbol Technologies, including as Chief Technologist and Advanced Product Development, RFID.  Prior to Symbol Technologies, Mr. Bridgelall worked as a

Communications Specialists in the United States Coast Guard.  Mr. Bridgelall holds a Bachelors and a Masters degree in Electrical Engineering from Stony Brook University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, certain officers and beneficial owners of 10% or more of the Company’s Voting Common Stock are required from time to time to file with the Securities and Exchange Commission reports on Forms 3, 4 or 5, relating principally to transactions in Company securities by such persons.  Based solely upon a review of Forms 3, 4 and 5 submitted to Axcess during and with respect to 2009, all of these individuals or entities timely filed their respective Forms 3, 4 or 5 required by Section 16(a) of the Exchange Act during 2009.

Code of Ethics

We have adopted our Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and any Principal Accounting Officer or Controller (“Senior Financial Officers”) of Axcess International, Inc. (the “Company”).  Its purpose is to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of the Company’s financial records and the preparation of financial statements filed with the Securities and Exchange Commission (the “SEC”).  A copy of such code is attached as an exhibit 14.1 to our annual report on Form 10-K for the period ended December 31, 2009.

Item 11. EXECUTIVE COMPENSATION

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

Base Salaries

Salaries for the Company’s officers (including the CEO) are determined by evaluating the officer’s individual performance and contributions to the performance of the Company, the officer’s responsibilities, experience, and any other data which may be available regarding competitive practices. Officers’ salaries and merit adjustments are approved annually by the Board of Directors in January for the next 12 months. Based on this process, the Company’s officers were not provided an increase for fiscal year 2009.  However, they were provided a 6.6% increase for fiscal year 2007, for the first time since 2001.

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

Summary Compensation Table

The following table summarizes the compensation earned by Axcess’ Chief Executive Officer and Axcess’ four other most highly compensated executive officers (whose annualized compensation exceeded $100,000) (collectively called the “named executive officers”), for services rendered in all capacities to Axcess during the fiscal years ended December 31, 2009 through 2007.

Summary Compensation Table

				Stock	Option		All Other
Name	Year	Salary	Bonus	Awards	Awards		Compensation	Total
Principal Positions	Ended	($)	($)	($)	($) (A)		($) (B)	($)
Allan Griebenow	2009	246,616	—	—	105,593		—	352,209
President and Chief Executive Officer	2008	246,100	—	—	—		—	246,100
	2007	235,363	—	—	50,400	(C)	—	285,763

Allan L. Frank	2009	192,780	—	—	81,225		—	274,005
Vice President, Secretary and Chief Financial Officer	2008 2007	192,600 183,810	— —	— —	— 35,400	(C)	— —	192,600 219,210

Raj Bridgelall	2009	178,620	—	—	81,225		—	259,845
Vice President, Engineering	2008	178,500	—	—	—		—	178,500
	2007	172,599	—	—	60,000	(C)	12,021	244,620

Ben Donohue	2009	126,637	—	—	81,225		—	207,862
Vice President, Business Development	2008	125,387	—	—	—		—	125,387
	2007	116,315	10,000	—	24,000	(C)	—	150,315

Ray Cavanagh	2009	154,266	—	—	48,735		—	203,001
Vice President, Sales	2008	153,750	—	—	—		—	153,750
	2007	151,610	—	—	24,000	(C)	—	175,610

(A)          Reflects the grant date fair value calculated in accordance Accounting Standards Codification (“ASC”) Topic No. 718, Compensation — Stock Compensation.  See “Notes to Financial Statements — Summary of Significant Accounting Policies - Stock-Based Compensation for a discussion of the relevant assumptions used in calculating the grant date fair value.

(B)           Mr. Bridgelall “All Other Compensation” consists of reimbursement for moving expenses.

(C)           Option awarded during 2007 have additional vesting requirements and the compensation expense is not defined until the criteria are determined; therefore, only the shares where the criteria are defined are shown as expense.

Stock Option Grants in 2009 to Named Executive Officers

During 2009, we granted options to purchase 1,225,000 shares of Axcess with a strike price of $0.65 to our CEO, CFO and other named executive officers pursuant to our 2005 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards granted to our CEO, CFO and other named executive officers that were outstanding as of December 31, 2009.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Allan Griebenow (1)	1,440,072	409,000	—	$1.76	10 years from Grant	—	—	—	—
Allan Frank (2)	1,115,968	309,000	—	$1.47	10 years from Grant	—	—	—	—
Raj Bridgelall (3)	600,000	387,500	—	$1.00	10 years from Grant	—	—	—	—
Ben Donohue (4)	530,717	383,650	—	$1.04	10 years from Grant	—	—	—	—
Ray Cavanagh (5)	380,000	227,500	—	$1.01	10 years from Grant	—	—	—	—

(1)

Includes a grant made on February 2, 2000 for 124,112 options with a strike price of $5.50; a grant made on January 10, 2001 for 150,392 option at a strike price of $3.88; a grant made on June 5, 2002 for 85,000 options at a strike price of $1.70; a grant made on January 17, 2003 for 163,000 options at a strike price of $0.40; a grant made on March 16, 2004 for 156,568 options at a strike price of $2.00, a grant made on February 15, 2006 for 268,000 options with a strike price of $1.04; a grant made September 21, 2007 for 168,000 options at a strike price of $1.50 and a grant made October 26, 2009 for 325,000 options at a strike price of $0.65.

(2)

Includes a grant made on March 20, 2002 for 200,000 option at a strike price of $3.00; a grant made on June 5, 2002 for 85,000 options at a strike price of $1.70; a grant made on January 17, 2003 for 100,000 options at a strike price of $0.40; a grant made on March 16, 2004 for 147,968 options at a strike price of $2.00, a grant made on February 15, 2006 for 215,000 options with a strike price of $1.04; a grant made September 21, 2007 for 118,000 options at a strike price of $1.50 and a grant made October 26, 2009 for 250,000 options at a strike price of $0.65.

(3)

Includes a grant made on October 1, 2006 for 150,000 options at a strike price of $0.93; a grant made September 21, 2007 for 200,000 options at a strike price of $1.50 and a grant made October 26, 2009 for 250,000 options at a strike price of $0.65.

(4)

Includes a grant made on September 29, 1999 for 12,000 options at a strike price of $2.69 (4,000 have been exercised); a grant made on February 2, 2000 for 3,308 options with a strike price of $5.50; a grant made on January 10, 2001 for 6,000 option at a strike price of $3.88; a grant made on June 5, 2002 for 65,000 options at a strike price of $1.70 (16,250 have been exercised); a grant made on January 17, 2003 for 78,000 options at a strike price of $0.40 (77,400 have been exercised); a grant made on March 16, 2004 for 35,059 options at a strike price of $2.00; a grant made on February 15, 2006 for 107,000 options with a strike price of $1.04; a grant made September 21, 2007 for 80,000 options at a strike price of $1.50 and a grant made October 26, 2009 for 250,000 options at a strike price of $0.65.

(5)

Includes a grant made on May 16, 2006 for 150,000 options at a strike price of $1.10; a grant made September 21, 2007 for 80,000 options at a strike price of $1.50 and a grant made October 26, 2009 for 250,000 options at a strike price of $0.65.

Aggregate Option Exercises in 2009 by Executive Officers

The following table provides information as to options exercised, if any, by each of the named executive officers in 2009 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of our Voting Common Stock on December 31, 2009 ($0.22 as reported on the Over-The-Counter Bulletin Board).

	Shares Acquired On	Value	Number of Securities Underlying Unexercised Options at December 31, 2009		Value of Unexercised In-the-Money Options at December 31, 2009
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Allan Griebenow	—	$—	1,031,072	409,000	$97,800	$113,750
Allan L. Frank	—	$—	806,968	309,000	$60,000	$87,500
Raj Bridgelall	—	$—	212,500	387,500	$7,875	$87,500
Ben Donohue	—	$—	240,717	306,250	$360	$87,500
Ray Cavanagh	—	$—	152,500	227,500	$—	$52,500

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

The following table summarizes compensation paid to all of our non-employee directors:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Richard CE Morgan	$—	$—	$—	$—	$—	$—	$—
Robert Bertoldi	—	—	—	—	—	—	—
Robert Hussey	—	—	—	—	—	—	—
Paul Coleman	—	—	—	—	—	—	—

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

Item 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of each class of stock beneficially owned as of March 31, 2010, by each person known by Axcess to be the beneficial owner of more than five percent of any class of our voting securities as of March 31, 2010. Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner		Percentage of Class	Percentage of Voting Power (1)
Amphion Group (2)	Voting Common Stock	23,117,209	(3)	44.6%	53.4%
330 Madison Avenue	Series 2005	1,770,024		66.8%	4.1%
New York, NY 10017	Series 2006B	450,000		64.3%	1.0%
	Series 2007	250,000	(4)	13.5%	0.6%
	Series 2008B	666,667	(5)	83.3%	1.5%

(1)           Includes outstanding common and preferred shares outstanding.  Excludes stock options and warrants.

(2)           See the following table regarding the beneficial ownership of the Amphion Group.

(3)           Includes 5,578,882 shares that the Amphion Group has the right to acquire pursuant to warrants and options that are exercisable within 60 days.

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

	Voting Common		Series 2005 Preferred	Series 2006B Preferred	Series 2007 Preferred		Series 2008B Preferred		Warrants		Options		Total
Amphion Ventures LP	9,219,305		—	—	—		—		—		—		9,219,305
VennWorks LLC	5,677,006		—	—	—		—		—		—		5,677,006
Amphion Innovations plc	670,000		1,475,906	150,000	—		—		3,818,845	(1)			6,114,751
Mr. Morgan	774,009	(2)	294,118	300,000	250,000	(3)	666,667	(4)	1,252,451	(5)	186,293	(6)	3,723,538
Antiope Partners LLC	1,109,182		—	—	—		—		—		—		1,109,182
Mr. Bertoldi	—		—	—	—		—		—		321,293	(7)	321,293
Amphion Investments LLC	44,000		—	—	—		—		—		—		44,000
Amphion Partners LLC	28,125		—	—	—		—		—		—		28,125
Amphion Capital Management LLC	16,700		—	—	—		—		—		—		16,700
Total of Amphion Group	17,538,327		1,770,024	450,000	250,000		666,667		5,071,296		507,586		26,253,900

(1)           Includes seventy-two different grants ranging in price ($0.22 to $2.00) and expiration dates (January 28, 2010 to December 31, 2014).

(2)           Includes 252,715 shares of common stock issued to Mrs. Morgan, the wife of Mr. Morgan.

(3)           25 preferred shares that convert ten thousand to one

(4)           66 and 2/3 preferred shares that convert ten thousand to one

(5)           Includes four different grants ranging in price ($0.75 to $2.00) and expiration dates (January 28, 2010 to December 31, 2014).

(6)           Options to purchase 186,293 shares of common stock that are exercisable within 60 days.

(7)           Options to purchase 321,293 shares of common stock that are exercisable within 60 days. .

The following table sets forth the number of shares of each class of stock beneficially owned as of March 31, 2010, by each director who beneficially owns equity securities and the executive officers of Axcess, and all of our directors and executive officers as a group. The business address of each director and executive officer is c/o Axcess International, Inc., 16650 Westgrove Drive, Suite 600, Addison, Texas 75001. To Axcess’ knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder, except for Mr. Morgan’s beneficial ownership, which is discussed in the introduction to the previous table above.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percentage of Class	Percentage of Common Voting Power
Richard C.E. Morgan	Voting Common Stock (1)	17,538,327	52.1%	40.4%
	Series 2005 Preferred (2)	1,770,024	66.8%	4.1%
	Series 2006B Preferred (3)	450,000	64.3%	1.0%
	Series 2007 Preferred	25	13.5%	*
	Series 2008B Preferred	66 2/3	83.3%	1.5%

Robert J. Bertoldi	Voting Common Stock (4)	16,764,318	49.8%	38.6%
	Series 2005 Preferred	1,475,906	55.7%	3.4%
	Series 2006B Preferred	150,000	21.4%	*

Allan Griebenow	Voting Common Stock (5)	14,860	*	*
Paul J. Coleman, Jr.	Voting Common Stock (6)	80	*	*
Allan L. Frank	Voting Common Stock (7)	—	*	*
Robert F. Hussey	Voting Common Stock (8)	—	*	*
Raj Bridgelall	Voting Common Stock (9)	—	*	*
Raymond Cavanagh	Voting Common Stock (10)	—	*	*
Benjamin Donohue	Voting Common Stock (11)	—	*	*

All Directors, Director	Voting Common Stock	17,553,267	52.2%	40.4%
Nominees and	Series 2005 Preferred	1,770,024	66.8%	4.1%
Executive Officers as	Series 2006B Preferred	450,000	64.3%	1.0%
a group (10 individuals)	Series 2007 Preferred	25	13.2%	*
	Series 2008B Preferred	66 2/3	83.3%	1.5%

*              Less than 1%.

(1)           The number of shares of voting common stock includes 521,294 shares held directly, 16,764,318 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above), 252,715 shares owned by Mr. Morgan’s wife.  However, the number of shares of voting common stock excludes 1,252,451 shares that Mr. Morgan has the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days, 3,818,845 shares that entities within the Amphion Group have the right to acquire pursuant to warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Morgan disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

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

(4)            Includes 16,764,318 shares held by other entities within the Amphion Group (defined in Note 1 to the immediately preceding table above).  However, excludes 321,293 shares that Mr. Bertoldi has the right to acquire pursuant to option and warrant agreements  that are exercisable within 60 days and 3,818,845 shares that entities within the Amphion Group have the right to acquire pursuant to option and warrant agreements that are exercisable within 60 days. As detailed in Note 1 to the immediately preceding table above, Mr. Bertoldi disclaims beneficial ownership of all shares beneficially owned by entities within the Amphion Group.

(5)            Includes 14,580 shares of common stock held directly by Mr. Griebenow and 280 shares owned jointly with his wife.  Excludes 1,031,072 shares that Mr. Griebenow has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(6)            Includes 80 shares of common stock held directly by Mr. Coleman and excludes 236.293 shares that Mr. Coleman has the right to acquire pursuant to option agreements that are exercisable within 60 days.

(7)            Excludes 806,968 shares that Mr. Frank has the right to acquire pursuant to options that are exercisable within 60 days.

(8)            Excludes 226,293 shares that Mr. Hussey has the right to acquire pursuant to options that are exercisable within 60 days.

(9)            Excludes 212,500 shares that Mr. Bridgelall has the right to acquire pursuant to options that are exercisable within 60 days.

(10)          Excludes 152,500 shares that Mr. Cavanagh has the right to acquire pursuant to options that are exercisable within 60 days.

(11)           Excludes 240,717 shares that Mr. Donohue has the right to acquire pursuant to options that are exercisable within 60 days.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Amphion Investment LLC

Axcess entered into a 6.75% demand note with Amphion Investments, LLC, dated January 25, 2002. The borrowings are unsecured.  The note was due December 31, 2007, Axcess reached an Agreement with Amphion Investments LLC to extend the maturity of the note to December 31, 2011.  Axcess agreed to increase the interest rate from 5.0% to 5.5%. During 2009 and 2008, there were $21,658 and $21,718 of interest expensed for the Amphion Investment LLC note, respectively.  Accrued interest for the Amphion Investment note were $123,859 and $102,201 at December 31, 2009 and 2008, respectively.  As of December 31, 2009 the outstanding amount is $393,787.

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

PV Proceeds consented to a five-year extension of the note with an interest rate of 5.5% per annum from January 1, 2008 payable in full at maturity of December 31, 2011.  During 2009 and 2008, there were $135,551 and $136,128 of interest expensed for the PV Proceeds Holdings note, respectively.  Accrued interest for the PV Proceeds Holdings note were $1,110,710 and $975,159 at December 31, 2009 and 2008, respectively.  The balance as of December 31, 2009 was $2,464,559.

Amphion Innovations plc

On December 17, 2007 and through March 9, 2009, Axcess has entered into multiple convertible notes with Amphion Innovations plc.  If within a specific time period Axcess completes an offering of any of its securities, and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering.  If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%).  If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants.  These notes have been accounted for in accordance with generally accepted accounting principals. On October 28, 2009 Amphion elected to convert the entire outstanding balance of $1,038,273 and accrued unpaid interest of $79,153 into the 2009 Convertible Note.  As of December 31, 2009 the outstanding principal balance on all of the outstanding notes is $0. During 2009, there were $43,652 of interest expensed for the Amphion Innovation notes.  Accrued interest for the Amphion Innovation notes were $0 and $35,501 at December 31, 2009 and 2008, respectively.

The Company issued 877,377 (321,144 during the 12 months ended December 31, 2009) warrants with strike prices that range from $0.22 to $0.51 with a weighted average of $0.26 during the twelve months ended December 31, 2009.  The Company estimates the fair market value of the warrant using Black-Scholes Valuation Model.  Key assumptions used to estimate the fair market value of the warrants include the exercise price (ranging from $0.22 to $1.43), the expected term (five years), the expected volatility of the Company’s stock over the warrants expected term (ranging from 67% to 78%) and risk free interest rate (ranging from 2.11% to 4.27%).

Amphion Capital Partners LLC

In 2005, Axcess entered into a one year Borrowed Employees and Advisory Agreement with Amphion Capital Partners LLC (“ACP”), to assist us in a variety of areas relating to investor relations and technology research.  ACP will provide Axcess with the use of employees who will be dedicated, on a part-time basis, to provide these services, in addition to the services of Robert Bertoldi and Richard Morgan.  ACP will provide Axcess the following: (i) Identification, evaluation and advice on a variety of options the Axcess to undertake to enhance its current technology offering, including sources of complementary technology and technology partnering; (ii) Investor relations services, including becoming the initial point of contact for the Preferred Equity Investors, providing both materials and information to interested parties; (iii) Advice and assistance with strategies relating to asset enhancement and maximization of asset utilization, including those associated with and intellectual property assets.  In return Axcess has agreed to pay ACP $7,500 per month in advance.  During 2006, Axcess elected to renew the contract and the payment was raised to $10,000 per month in advance.  Axcess paid $0 total for 2009 and $20,000 total for 2008.

Other Matters

Richard C.E. Morgan, the Chairman of Axcess’ Board of Directors, is the owner of 100.00% of Antiope Partners, LLC, 60.01% of Amphion Partners, LLC, 60.00% of Amphion Investments, LLC, 0.49% of Amphion Ventures LP, 60.00% of Amphion Capital Management LLC, 16.90% of Amphion Innovations PLC and 9.80% of VennWorks, LLC.  Mr. Morgan disclaims beneficial ownership of all of Axcess shares held by these entities.

Robert J. Bertoldi, a director of Axcess, is the owner of 4.54% of Amphion Innovations PLC, 33.98% of Amphion Partners, LLC, 40.00% of Amphion Investments, LLC, 40.00% of Amphion Capital Management LLC, 0.07% of Amphion Ventures LP, and 4.71% of VennWorks, LLC.  Mr. Bertoldi disclaims beneficial ownership of all of Axcess shares held by these entities.

Audit Committee.

The Audit Committee is composed of Robert J. Bertoldi, Paul J. Coleman, Jr. and Robert F. Hussey. The audit committee held four meetings during our 2009 Fiscal Year.

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

	December 31, 2009	December 31, 2008
Audit fees (1)	$74,825	$82,217
Audit related fees (2)	—	—
Tax fees (3)	12,100	18,375
All other fees (4)	—	—
Total	$86,925	$100,592

(1)  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Hein & Associates LLP in connection with statutory and regulatory filings or engagements.

(2)  Audit-Related Fees would normally consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

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

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit A to the Company’s 2005 Definitive Proxy Statement filed June 2, 2006.

3.2	By-laws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 2-80946).

3.3

Certificate of Designations, Preferences, Powers and Rights of Series 2003B Preferred Stock, Series 2004 Preferred Stock and Series 2005 Preferred Stock of the Company. Incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on March 31, 2009.

3.4

Certificate of Designations, Preferences, Powers and Rights of Series 2006 Preferred Stock. Incorporated herein by reference to Exhibit B to the Company’s 2005 Definitive Proxy Statement filed June 2, 2006. Incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on March 31, 2009.

3.5

Certificate of Designations, Preferences, Powers and Rights of Series 2006B Preferred Stock. Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on March 31, 2009.

3.6	Certificate of Designations, Preferences, Powers and Rights of Series 2006C Preferred Stock. Incorporated herein by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on March 31, 2009.

3.7

Certificate of Designations, Preferences, Powers and Rights of Series 2007 Preferred Stock. Incorporated herein by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on March 31, 2009.

3.8

Certificate of Designations, Preferences, Powers and Rights of Series 2008 Preferred Stock. Incorporated herein by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on March 31, 2009.

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

10.7	Form of Stock Purchase agreement for the 2006 Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.1 on Form 10-QSB filed on August 11, 2006.

10.8	Form of Stock Purchase agreement for the 2006B Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 4, 2006.

10.9	Form of Stock Purchase agreement for the 2006C Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.10 on Form 10-KSB filed on March 2, 2007.

10.10	Form of Stock Purchase agreement for the 2007 Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.13 on Form SB-2 filed on November 21, 2007.

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

10.17	Form of Convertible Notes executed by Axcess payable to Amphion Innovations plc.

10.18	Form of Stock Purchase agreement for the 2008B Preferred Equity Offering. Incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on November 15, 2008.

10.19

Form of Voting Common Stock Purchase Warrant between the Company and certain investors of the exempt 2008B Preferred Stock Offering. Incorporated herein by reference to Exhibit 10.2 on Form 10-Q filed on November 14, 2008.

10.20 *	Form of Convertible Notes between the Company and certain investors.

14.1 *	Code of Ethics for Senior Financial Officers dated and approved by the Board of Directors on March 26, 2004. *

21.1 *	Subsidiaries of the Company. *

31.1 *	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 *	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 *	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 *	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1 *	Audit Committee charter. *

99.2 *	Nominating and Governance Committee charter. *

99.3 *	Whistleblower Policy. *

*           Filed herewith

+           Denotes management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th  day of April 2010.

AXCESS INTERNATIONAL INC.

By:	/s/ Richard C.E. Morgan
Richard C.E. Morgan, Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 14th  day of April 2010.

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
Robert F. Hussey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Axcess International, Inc.

We have audited the consolidated balance sheets of Axcess International, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axcess International, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management’s assertion about the effectiveness of Axcess International, Inc.’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management Report on Internal Controls over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ HEIN & ASSOCIATES LLP

April 14, 2010

Dallas, Texas

AXCESS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 and 2008

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$65,534	$51,392
Accounts receivable - trade, net of allowance for doubtful accounts of $24,715 and $27,424 for 2009 and 2008, respectively.	142,213	92,844
Inventory, net	83,387	142,782
Prepaid expenses and other	46,631	43,100

Total current assets	337,765	330,118

Property, plant and equipment, net	16,727	18,969
Deferred debt issuance costs	12,500	18,750
Other assets	40,213	53,062

Total assets	$407,205	$420,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable (includes $15,253 and $18,645 with related party in 2009 and 2008, respectively)	$831,484	$905,354
Accrued liabilities	331,899	502,566
Accrued interest	1,246,812	1,112,862
Deferred revenue	9,342	22,222
Notes payable (includes $0 and $1,038,273 with a related party in 2009 and 2008, respectively)	162,000	1,200,273
Dividends payable	31,514	280,394
Total current liabilities	2,613,051	4,023,671

Notes payable to stockholders (includes $1,791,213 and $393,787 with a related party in 2009 and 2008, respectively)	4,248,772	2,696,346
Debt discount	(682,478)	(13,092)

Total liabilities	6,179,345	6,706,925

Commitments and contingencies (Notes 2, 7 and 12)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2009 and 2008. Without liquidation preferences; $0.01 par value, 4,550,211 and 6,125,211 shares issued and outstanding in 2009 and 2008, respectively	45,502	61,252
Common stock, $.01 par value, 70,000,000 shares authorized in 2009 and 2008; 33,642,593 and 31,204,931 shares issued and outstanding in 2009 and 2008, respectively.	336,426	312,050
Additional paid-in capital	167,385,813	165,641,922
Accumulated deficit	(173,539,881)	(172,301,250)

Total stockholders’ deficit	(5,772,140)	(6,286,026)

Total liabilities and stockholders’ deficit	$407,205	$420,899

See accompanying notes.

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009 and 2008

	2009	2008
Sales	$4,797,711	$1,504,924
Cost of sales	1,866,085	796,005

Gross profit	2,931,626	708,919

Expenses:
Research and development	1,077,208	2,229,590
General and administrative	1,475,135	1,507,703
Selling and marketing	1,277,620	1,192,261
Depreciation and amortization	20,998	26,542

Operating expenses	3,850,961	4,956,096

Loss from operations	(919,335)	(4,247,177)

Other income (expense):
Interest expense	(311,065)	(485,253)
Gain (loss) on vendor settlements, statuary write-off and other	87,032	(42,511)

Other income (expense), net	(224,033)	(527,764)

Net loss	(1,143,368)	(4,774,941)

Preferred stock dividend requirements
Recurring	(95,263)	(245,307)
2008 Preferred equity offering	—	(558,686)
2008B Preferred equity offering	—	(187,501)

Preferred stock dividend requirements	(95,263)	(991,494)

Net loss applicable to common stock	$(1,238,631)	$(5,766,435)

Basic and diluted net loss per share	$(0.04)	$(0.19)

Weighted average shares of common stock outstanding, basic and diluted	32,573,548	30,252,074

See accompanying notes.

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2008 and 2007

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK
	NUMBER OF SHARES	PAR VALUE	NUMBER OF SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	COMMON STOCK ISSUABLE	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT
Balance at December 31, 2007	6,860,116	$68,601	29,304,927	$293,050	$162,947,266	$250	$(167,281,002)	$(3,971,835)

Conversion of 2003B convertible preferred shares	(110,000)	(1,100)	110,000	1,100	—	—	—	—
Conversion of 2004 convertible preferred shares	(625,000)	(6,250)	625,000	6,250	—	—	—	—
Conversion of 2006C convertible preferred shares	(100)	(1)	1,000,000	10,000	(9,999)	—	—	—
Conversion of 2007 convertible preferred shares	(5)	—	75,000	750	(500)	(250)	—	—
Shares issued in conjunction with 2008 Preferred stock offering	120	1	—	—	1,019,999	—	—	1,020,000
Shares issued in conjunction with 2008B Preferred stock offering	80	1	—	—	599,999	—	—	600,000
Conversion of accrued dividends	—	—	90,004	900	90,004	—	—	90,904
Warrants issued in conjunction with debt	—	—	—	—	293,615	—	—	293,615
Warrants issued for services rendered	—	—	—	—	(7,612)	—	—	(7,612)
Stock based compensation expense	—	—	—	—	709,150	—	—	709,150
Preferred stock dividends	—	—	—	—	—	—	(245,307)	(245,307)
Net Loss	—	—	—	—	—	—	(4,774,941)	(4,774,941)

Balance at December 31, 2008	6,125,211	$61,252	31,204,931	$312,050	$165,641,922	$—	$(172,301,250)	$(6,286,026)

Conversion of 2003B convertible preferred shares	(1,575,000)	(15,750)	1,575,000	15,750	—	—	—	—
Conversion of accrued dividends	—	—	862,662	8,626	335,516	—	—	344,142
Warrants issued in conjunction with debt	—	—	—	—	761,098	—	—	761,098
Stock based compensation expense	—	—	—	—	647,277	—	—	647,277
Preferred stock dividends	—	—	—	—	—	—	(95,263)	(95,263)
Net Loss	—	—	—	—	—	—	(1,143,368)	(1,143,368)

Balance at December 31, 2009	4,550,211	$45,502	33,642,593	$336,426	$167,385,813	$—	$(173,539,881)	$(5,772,140)

See accompanying notes

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(1,143,368)	$(4,774,941)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	20,998	26,542
Gain on vendor settlements and statutory write-off of payables	86,908	—
Amortization of financing discount and issuance costs	(663,135)	(1,421)
Stock based compensation expense	647,277	709,150
Warrants issued for services	—	(7,611)
Inventory impairment	12,421	3,362
Changes in operating assets and liabilities:
Accounts receivable	(49,369)	165,113
Inventory	46,974	47,261
Prepaid expenses and other	(3,531)	34,406
Other assets	2,492	(9,571)
Accounts payable and accrued liabilities	629,874	1,312,302
Net cash used by operating activities	(412,459)	(2,495,408)

Cash flow from investing activities:
Capital expenditures	(8,399)	(20,561)
Net cash used by investing activities	(8,399)	(20,561)

Cash flow from financing activities:
Principal payments on financing agreements	(160,000)	(100,000)
Borrowings from financing agreements	595,000	988,273
Net proceeds from issuance of common and preferred stock	—	1,619,999
Net cash provided by financing activities	435,000	2,508,272

Net increase / (decrease) in cash and cash equivalents	14,142	(7,697)
Cash and cash equivalents, beginning of year	51,392	59,089
Cash and cash equivalents, end of year	$65,534	$51,392

Supplemental information:
Cash paid during the year for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued with debt	$761,098	$293,615
Conversions of accrued dividends into common stock	344,142	90,904
Preferred stock dividends accrued	95,263	245,307
Conversion of accrued interest into convertible debt	79,153	—
Conversion of preferred stock into common stock	15,750	7,351

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

(e)           Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory, net of valuation allowance of $8,392 and $5,580 at December 31, 2009 and 2008, comprised of the following:

	December 31, 2009	December 31, 2008
Raw materials	$37,838	$24,275
Work-in-process	104	104
Finished goods	45,445	118,403
	$83,387	$142,782

The Company recorded charges of $12,421 and $3,362 for inventory impairment during the year ended December 31, 2009 and 2008, respectively.  The amounts reflect items that are no longer used in the current production of our products and are no longer required for warranty repairs.

The components of cost of sales are summarized as follows:

	December 31, 2009	December 31, 2008
Product Cost	$1,842,305	$757,371
Warranty Expense	11,359	35,272
Inventory Impairment	12,421	3,362
Cost of Sales	$1,866,085	$796,005

(f)            Warranty Reserve

The Company has established a warranty reserve for warranty costs.  Reserves are estimated based on historical experience, current products being sold and management’s estimates.  The Company provides a standard one year warranty program for its products.  The warranty reserve for warranty costs related to continuing operations was $29,729 and $30,190 at December 31, 2009 and 2008, respectively.  The warranty reserve represents a significant estimate and actual results could differ from the estimates.  The following table provides the activity through the warranty accounts as recorded and charged against the reserve for the years ended December 31, 2009 and 2008.

	December 31, 2009	December 31, 2008
Beginning accrued balance	$30,190	$30,213
Provision	11,359	35,466
Claims incurred	(11,820)	(35,489)
Ending accrued balance	$29,729	$30,190

(g)           Advertising expense

Advertising expenses consists of the following for the years ended December 31, 2008 and 2007.

	December 31, 2009	December 31, 2008
Advertising and public relation fees	$41,500	$90,000
Trade shows and media events	18,558	66,479
Newswire costs	17,220	24,719
E-mail and marketing lists	—	23,863
Website and advertising design fees	5,390	9,800
Joint marketing fees	1,219	8,410
Other	—	4,817
Total	$83,887	$228,088

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

(i)           Impairment of Long-Lived Assets-and Long-Lived Assets to Be Disposed Of

Long-lived assets and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated-by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets based on estimated future cash flows. Assets to be disposed of are reported at the lower of-the carrying amount or fair value less costs to sell. Revenues from the sale of products utilizing the Company’s purchased technologies have not grown according to expectations and the Company has experienced operating losses since the respective dates of acquisition.  The Company believes that assumptions made in projecting future cash flows for this evaluation are reasonable. However, if future actual results do not meet expectations, the Company may be required to record an additional impairment charge, the amount of which could be material to the results of its operations and financial position. During the years ended December 31, 2009 and 2008 the Company recorded no impairment charges for its long-lived assets.

(j)            Financial Instruments

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

(k)           Revenue Recognition

The Company’s revenue transactions consist predominately of sales of products to customers. The Company applies ASC Topic, 605, Revenue, (formerly known as, the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables.) Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collect ability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting over the period in which the last undelivered item is delivered.

At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company’s customers and distributors generally do not have return rights.

We defer revenue for sales where we have not completed the earnings process in accordance with the applicable revenue recognition guidance.  These deferred amounts are reflected as liabilities in our consolidated financial statements as deferred revenue.  Deferred revenue was $9,342 as of December 31, 2009 and $22,222 as of December 31, 2008.

(l)           Research and Development Costs

Research and development costs are expensed as incurred.

(m)         Depreciation and Amortization

Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the respective assets. Internally developed software and purchased technologies are amortized over the estimated useful lives of the respective technology.

(n)           Stock-Based Compensation

ASC Topic 718, Compensation — Stock Compensation requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with ASC Topic 718, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Stock based compensation expense for 2009 and 2008 was $647,277 and $709,150, respectively which was recorded in operating expenses.  This expense decreased net profit per share by $0.020 and $0.023 for 2009 and 2008, respectively.  The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair value.  The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, risk-free interest rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility was calculated based upon actual historical stock price movements over the most recent periods at the time of the grants equal to the expected option term, which is consistent with ASC Topic 718 (Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107).    The chart below shows the weighted average Black-Scholes fair value assumptions used for the year ended December 31, 2009.  There were no issuances during the year ended December 31, 2008.

Weighted Average Black-Scholes Fair Value Assumptions	2009	2008
Risk free interest rate	3.59%	—
Expected life	10 years	—
Expected volatility	110%	—
Expected dividend yield	0.00%	—
Number of options granted	1,907,000	—
Fair value of options granted	$709,595	—
Weighted average fair value of options granted	$0.61	—

The following table illustrates the effect on operating expenses:

	Twelve Months Ended December 31,
	2009	2008
Research and development expense	$220,416	$266,419
General and administrative expense	306,165	322,864
Selling and marketing expense	120,696	119,867
Total	$647,277	$709,150

(o)           Income Taxes

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

(p)           Net Loss Per Common Share

Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the conversion of convertible preferred stock and the convertible debt and exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be anti-dilutive. Conversion of convertible preferred stock, convertible debt and the exercise of options and warrants would result in 64,052,854 and 57,525,586 common shares outstanding at December 31, 2009 and 2008, respectively.

Earnings Per Share	2009	2008
Net loss	$(1,143,368)	$(4,774,941)
Dividends to preferred stockholders	(95,263)	(991,494)
Loss applicable to common stock (Numerator)	(1,238,631)	(5,766,435)

Weighted average shares of common stock outstanding (Denominator)	32,573,548	30,252,074
Basic and diluted net loss per common share	$(0.04)	$(0.19)

(q)           Significant Customers

During the twelve months ended December 31, 2009, we had one customer who accounted for 76% of our overall revenue.  During the twelve months ended December 31, 2008, we had two customers who accounted for 32% of our overall revenue.

(r)           Recent Accounting Pronouncements

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

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. The standard is based on the same principles as those that currently exist in the auditing standards. ASC Topic 855 is effective for interim or annual reporting periods after June 15, 2009. The statement requires the disclosure of the financial statements through the date the financial statements were issued. This statement became effective for the Company’s financial statements as of June 30, 2009.  The adoption did not have a significant impact on the Company’s financial statements; see Note 7 “Subsequent Events.”

In June 2009, the FASB issued ASC Topic 105 “Accounting Standards Codification” (formerly SFAS 168) ASC became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification  became non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this statement during the third quarter of 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

 In October 2009, the FASB issued ASC Topic 605 “Multiple Element Adjustments” (formerly ASU No. 2009-13), which modifies accounting for multiple element arrangements by requiring that the separation of the arrangements be based on estimated selling prices based on entity specific assumptions rather than fair value, eliminating the residual method of allocation and requiring additional disclosures related to such arrangements. The standard is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASC Topic 605.

Also in October 2009, the FASB issued ASC Topic 985 “Certain Revenue Arrangements That Include Software Elements” (formerly ASU No. 2009-14), which amends software revenue recognition guidance to eliminate from its scope tangible products containing software components that function together to deliver the tangible product’s essential functionality and to provide guidance on how to allocate arrangement consideration to deliverables in an arrangement that contain both tangible products and software. The standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASC 985.

(s)           Accounting for Uncertainty in Income Taxes

The Company accounts for income taxes under ASC Topic 740 (formerly SFAS 109), Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

As a result of the implementation of ASC Topic 740, we recognized no change in our recorded assets or liabilities for unrecognized income tax benefits. Based on our analysis of all material tax positions taken, management believes the technical merits of these positions are justified and expects that the full amount of the deductions taken and associated tax benefits will be allowed.

ASC Topic 740 requires the evaluation of a tax position as a two-step process. We must determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more likely than not” recognition threshold, then the tax benefit is measured and recorded at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The re-assessment of our tax positions in accordance with ASC Topic 740 did not result in any material change to our financial condition, results of operations or cash flows.

We have also assessed the classification of interest and penalties, if any, related to income tax matters. Pursuant to the application of ASC Topic 740, we have made an accounting election to treat interest and penalties related to income tax matters, if any, as a component of income tax expense rather than other operating expenses.

(2)           Operations, Liquidity and Going Concern

Since inception, the Company has utilized the proceeds from a number of public and private sales of their equity securities, the exercise of options and warrants and more recently, convertible debt, short-term bridge loans from stockholders and preferred equity offerings to meet their working capital requirements. At December 31, 2009, the Company had a working capital deficit of $2,275,286.

Our operations generated losses in 2009. Our cash increased to $65,534 at December 31, 2009 with operating activities using $412,459 of cash. We funded operations through cash from convertible notes and gross margin from operations.  No assurance can be given that such activities will continue to be available to provide funding to us.  The Company’s business plan for 2010 is predicated principally upon the successful marketing of its RFID products. During 2009, operating activities utilized approximately $0.4 million of cash and approximately $2.5 million of cash during 2008. The Company raised $0.6 million of additional working capital during 2009 and $2.5 million of additional working capital during 2008 through Preferred Stock offerings and notes payable. During 2009 we issued convertible notes to raise approximately $0.6 million and during 2008 we closed two preferred stock offerings to raised approximately $1.6 million and issued convertible notes to raise an additional $1.0 million.  The preferred shares are designated 2008 and 2008B.  The Company issued 200 shares of Preferred Stock bearing no dividend and 1,600,000 warrants to purchase the Company’s common stock exercisable for five years at $1.50 per share.  In connection with the convertible notes we issued 2,419,313 warrants to purchase the Company’s common stock exercisable for five years with a strike price that ranged fro $0.22 to $1.31 per share  However, even with the additional funding, the Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements through 2010.

The Company working capital requirements will depend upon many factors, including the extent and timing of their product sales, their operating results, the status of competitive products, and actual expenditures and revenues compared to their business plan. The Company is currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for the Company to meet their current cash requirements, including payments to vendors, and may jeopardize their ability to continue as a going concern. The Company intends to address their liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.  The Company’s recurring losses from operations and resulting continued dependence on access to external financing raises substantial doubts about the Company’s ability to continue as a going concern.

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

(3)           Prepaid Expenses and Other Current Assets

Prepaid expenses and other consists of the following:

	December 31, 2009	December 31, 2008
Prepaid insurance	$19,165	$19,415
Prepaid trade shows	12,410	—
Prepaid other	15,056	23,685
	$46,631	$43,100

(4)           Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2009	December 31, 2008	Amortization/ Depreciation Period
Leasehold improvements	$66,435	$66,435	Lease term
Machinery and equipment	1,834,501	1,826,102	5 years
Furniture and fixtures	133,175	133,175	5 to 10 years
	2,034,111	2,025,712
Accumulated depreciation and amortization	(2,017,384)	(2,006,743)
Property, plant and equipment, net	$16,727	$18,969

As of December 31, 2009 and 2008, respectively, the Company had $28,483 and $38,840 of additional equipment held at one their contract manufacturers that is recorded in the other asset section of the balance sheet. Total depreciation expense was $20,998 and $26,542 during 2009 and 2008, respectively. The depreciation included $10,357 of depreciation for equipment held at contract manufactures during 2009 and $12,946 during 2008.

(5)           Gain (loss) on vendor settlements, statuary write-off and other

The Company recognized $87,032 and ($42,511) during 2009 and 2008, respectively, relating to the expiration of the statue of limitations relating to trade accounts payables.  Gain (loss) on vendor settlements, statutory write-off, prior year refunds and other consists of the following:

	December 31, 2009	December 31, 2008
Expiration of statuette of limitations	$86,932	$—
Prior year refunds	100	4,463
Other	—	(46,974)
	$87,032	$(42,511)

(6)           Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2009	December 31, 2008
Accrued vacation	$153,398	$211,332
Accrued professional fees, litigation settlements and other	178,501	291,234
	$331,899	$502,566

(7)           Lease Obligations

We lease our corporate headquarters in Addison, Texas under an operating lease with a five year term, which began in August 2008. Rent expense is calculated using the straight-line method over the lease term. We also leased a software development facility in Costa Mesa, CA under an operating lease with a one year term, which expired in January 2009.

The following table sets forth the future minimum lease payments on operating leases for the fiscal years ended December 31:

2010	$107,223
2011	112,229
2012	117,236
2013	70,091
Total future minimum lease payments	$406,779

Rent expense for the years ended December 31, 2009 and 2008 was $112,074 and $115,082, respectively.

(8)           Notes Payable to Stockholders (including convertible notes payable)

Notes payable to Stockholders consist of the following:

	December 31, 2009	December 31, 2008
5.50% PV Proceeds Holdings, Inc., due December 31, 2011	$2,464,559	$2,464,559
5.00% 2009 Convertible notes, due December 31, 2014	1,552,426	—
5.50% Amphion Investment LLC note, due December 31, 2011	393,787	393,787
5.00% Amphion Innovations plc Convertible note payable, due January 15, 2008	—	50,000
5.00% Amphion Innovations plc Convertible note payable, due February 15, 2008	—	150,000
5.00% Amphion Innovations plc Convertible note payable, due March 31, 2008	—	150,000
5.00% Amphion Innovations plc Convertible note payable, due March 31, 2008	—	60,000
5.00% Amphion Innovations plc Convertible note payable, due April 15, 2008	—	63,000
5.00% Amphion Innovations plc Convertible note payable, due April 30, 2008	—	55,000
5.00% Amphion Innovations plc Convertible note payable, due May 1, 2008	—	85,273
5.00% Amphion Innovations plc Convertible note payable, due May 15, 2008	—	22,000
5.00% Amphion Innovations plc Convertible note payable, due May 31, 2008	—	110,000
5.00% Amphion Innovations plc Convertible note payable, due August 31, 2008	—	50,000
5.00% Amphion Innovations plc Convertible note payable, due November 30, 2008	—	100,000
5.00% Amphion Innovations plc Convertible note payable, due December 31, 2008	—	31,000
5.00% Amphion Innovations plc Convertible note payable, due January 31, 2009	—	62,000
5.00% Amphion Innovations plc Convertible note payable, due January 31, 2009	—	50,000
Debt discount	(682,478)	(13,092)
	3,728,294	3,883,527
Less current maturities
PV Proceeds Holdings, Inc	(162,000)	(162,000)
Amphion Innovations plc	—	(1,038,273)
Non-current notes payable to stockholders	$3,566,294	$2,683,254

The following table sets forth the maturities for notes payable for the fiscal years ended December 31 exclusive of debt discount:

2010	$162,000
2011	2,696,346
2012	—
2013	—
2014	1,552,426
$4,410,772

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

Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2011.  Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%. The extension fee is reflected as deferred debt issuance cost and amortized as interest expense over the life of the extension.  As of December 31, 2009 the balance is $12,500.  Axcess has also agreed to reduce the principal amount due by 10% of any equity proceeds and 20% of all proceeds from options and warrants exercised and as a result owe $162,000 at December 31, 2009.  As of December 31, 2009 no payment has been issued in connection with the Series 2008 or 2008B Preferred Equity offerings. During 2009 and 2008, there were $135,551 and $136,128 of interest expensed for the PV Proceeds Holdings note.  Accrued interest for the PV Proceeds Holdings note were $1,110,710 and $975,159 at December 31, 2009 and 2008, respectively.  The balance as of December 31, 2009 was $2,464,559.

Amphion Investment LLC

Axcess entered into a 6.75% demand note with Amphion Investments, LLC, dated January 25, 2002. The borrowings are unsecured.  The note was due December 31, 2007, Axcess reached an Agreement with Amphion Investments LLC to extend the maturity of the note to December 31, 2011.  Axcess agreed to increase the interest rate from 5.0% to 5.5%.  During 2009 and 2008, there were $21,658 and $21,718 of interest expensed for the Amphion Investment LLC note.  Accrued interest for the Amphion Investment note were $123,859 and $102,201 at December 31, 2009 and 2008, respectively.  As of December 31, 2009 the outstanding amount is $393,787.

Amphion Innovations Convertible Note

On December 17, 2007 and through March 9, 2009, Axcess has entered into multiple convertible notes with Amphion Innovations plc.  If within a specific time period Axcess completes an offering of any of its securities, and the aggregate proceeds to Axcess are at least $1,000,000 (“Transaction”) then Amphion would have had the option to convert these notes on the same terms as the completed offering.  If the loans are not repaid or converted prior to their maturity date then Axcess shall issue to Amphion a warrant to purchase Axcess Common Shares at the closing price on the given date equivalent to ten percent (10%) of the outstanding amount (i.e. amount outstanding divided by closing stock price times 10%).  If the amount is not repaid or converted prior to the next thirty days then Axcess will issue another warrant equal to an additional 10% and that will continue every thirty (30) days until Axcess has issued five warrants.  These notes have been accounted for in accordance with generally accepted accounting principals. On October 28, 2009 Amphion elected to convert the entire outstanding balance of $1,038,273 and accrued unpaid interest of $79,153 into the 2009 Convertible Note.  As of December 31, 2009 the outstanding principal balance on all of the outstanding notes is $0. During 2009, there were $43,652 of interest expensed for the Amphion Innovation notes.  Accrued interest for the Amphion Innovation notes were $0 and $35,501 at December 31, 2009 and 2008, respectively.

The Company issued 877,377 (321,144 during the 12 months ended December 31, 2009) warrants with strike prices that range from $0.22 to $0.51 with a weighted average of $0.26 during the twelve months ended December 31, 2009.  The Company estimates the fair market value of the warrant using Black-Scholes Valuation Model.  Key assumptions used to estimate the fair market value of the warrants include the exercise price (ranging from $0.22 to $1.43), the expected term (five years), the expected volatility of the Company’s stock over the warrants expected term (ranging from 67% to 78%) and risk free interest rate (ranging from 2.11% to 4.27%).

2009 Convertible Note

On October 29, 2009, Axcess entered into certain convertible notes with several institutional or otherwise accredited investors including Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder.  The aggregate principal of the notes is $1,552,426 and is unsecured (the “Convertible Notes”).  The Convertible Notes have a five percent per annum simple interest rate and will become due on December 31, 2014.  The Convertible Notes are convertible into 3,104,852 common shares of Axcess at the option of each of the holders.  As part of the consideration for the Convertible Notes, Axcess also issued to the note holders warrants to purchase an aggregate of 1,552,426 common shares with an exercise price of $0.75. The warrants expire on December 31, 2014.

A portion of the new Convertible Notes was issued for the conversion and retirement of older convertible notes currently held by Amphion Innovations plc. The principal of the notes converted was $1,038,273 and had accrued interest of $79,153.  Of the $835,000 of net new cash, $435,000 has been advanced and Amphion has not funded the remaining amount.

(9)           Preferred Stock

The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in seven series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series 2003B	Series 2005	Series 2006	Series 2006B	Series 2006C	Series 2007	Series 2008	Series 2008B
Number of shares authorized	2,750,000	2,750,000	1,200,000	750,000	200	205	120	80

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and outstanding
Dec. 31, 2008	1,575,000	2,649,726	1,200,000	700,000	100	185	120	80
Dec. 31, 2009	—	2,649,726	1,200,000	700,000	100	185	120	80

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None	None

Dividend rights	7% per annum, cumulative	None	None	None	None	None	None	None

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

During 2009, there were $95,263 of dividends expensed for Series 2003B Preferred Stock.  Dividends payable for the Series 2003B preferred stock were $31,514 and $280,394 at December 31, 2009 and 2008, respectively.

On July 1, 2009, as a result of the profitable quarter ended June 30, 2009, all the 2003B Preferred Stock was converted to common stock in accordance with the 2003B Preferred Stock designation provisions.  The mandatory conversion resulted in the issuance of 1,565,000 common shares to the former 2003B preferred stock holders. As of December 31, 2009 and 2008, the Company had 0 and 1,575,000 shares of Series 2003B Preferred shares outstanding, respectively.

(b)          Series 2005 Preferred Stock

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

As of December 31, 2009 and 2008, the Company had 2,649,726 shares of Series 2005 Preferred shares outstanding, respectively.

(c)           Series 2006 Preferred Stock

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

As of December 31, 2009 and 2008, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.

(d)          Series 2006B Preferred Stock

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

As of December 31, 2009 and 2008, the Company had 700,000 shares of Series 2006B Preferred shares outstanding.

(e)           Series 2006C Preferred Stock

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

As of December 31, 2009 and 2008, the Company had 100 shares of Series 2006C Preferred shares outstanding, respectively.

(f)            Series 2007 Preferred Stock

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

As of December 31, 2009 and 2008, the Company had 185 shares of Series 2007 Preferred shares outstanding, respectively.

(g) Series 2008 Preferred Stock

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

As of December 31, 2009 and 2008, the Company had 120 shares of Series 2008 Preferred shares outstanding.

(h) Series 2008B Preferred Stock

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

As of December 31, 2009 and 2008, the Company had 80 shares of Series 2008B Preferred shares outstanding.

(10)         Related Party Advisory Fees

                In 2005, Axcess entered into a one year Borrowed Employees and Advisory Agreement with Amphion Capital Partners LLC (“ACP”), to assist us in a variety of areas relating to investor relations and technology research.  ACP will provide Axcess with the use of employees who will be dedicated, on a part-time basis, to provide these services, in addition to the services of Robert Bertoldi and Richard Morgan.  ACP will provide Axcess the following: (i) Identification, evaluation and advice on a variety of options the Axcess to undertake to enhance its current technology offering, including sources of complementary technology and technology partnering; (ii) Investor relations services, including becoming the initial point of contact for the Preferred Equity Investors, providing both materials and information to interested parties; (iii) Advice and assistance with strategies relating to asset enhancement and maximization of asset utilization, including those associated with and intellectual property assets.  In return Axcess has agreed to pay ACP $7,500 per month in advance.  During 2006, Axcess elected to renew the contract and the payment was raised to $10,000 per month in advance.  The total amount paid under this agreement was $0 and $20,000 for the twelve months ended December 31, 2009 and 2008, respectively.

(11)         Stock Options and Warrants

Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period.  Shares issued upon stock options exercised are issued as new shares.  During 2009 the Company made grants of 1,907,000 and during 2008 the Company made no grants under the stock option plan.

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

Stock option transactions for the years ended December 31, 2009 and 2008 are summarized below:

	2009		2008
	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at beginning of year	5,392,973	$1.75	5,550,973	$1.75
Options granted	1,907,000	0.65	—	—
Options exercised	—	—	—	—
Options forfeited	(938,556)	2.03	(158,000)	1.82
Options outstanding at end of year	6,361,417	1.38	5,392,973	1.75

Options exercisable at end of year	3,634,917	1.78	3,872,723	1.94

Options available for grant at the end of the year	1,091,000		2,802,000

Fair value of options granted during the year	709,595		—

A summary of stock options awards for the years ended December 31, 2009 and 2008 is presented below:

	2009		2008
	NUMBER OF OPTIONS	WEIGHTED AVERAGE FAIR VALUE AT GRANT DATE	NUMBER OF OPTIONS	WEIGHTED AVERAGE FAIR VALUE AT GRANT DATE
Non-vested at beginning of year	1,520,250	$1.28	2,450,252	$1.33
Options granted	1,907,000	0.65	—	—
Options vested	(628,250)	1.23	(793,002)	1.39
Options forfeited and unvested	(72,500)	1.34	(137,000)	1.53
Non-vested at end of year	2,726,500	0.85	1,520,250	1.28

The options outstanding at December 31, 2009 have exercise prices as indicated in the table below.

Option Price	Number of Options	Weighted Average Remaining Life	Intrinsic Value of Vested Unexercised Options
$0.00 - $1.00	2,627,000	8.18	$57,000
$1.01 - $2.00	2,486,250	6.32	—
$2.01 – $3.00	830,711	3.73	—
$3.01 - $4.00	165,900	1.03	—
$4.01 - $5.00	20,000	1.42	—
$5.01 - $6.25	231,556	0.23	—
Total	6,361,417	6.37	$57,000

Total unrecognized share-based compensation expense from unvested stock options as of December 31, 2009 is $1,971,930 and will be recognized over a remaining service period through December 31, 2013.

The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders, convertible debentures, and preferred stock. The following table summarizes warrants outstanding at December 31:

	2009		2008
	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Warrants outstanding at beginning of year	9,952,956	$1.64	8,307,213	$1.73
Warrants issued	1,873,570	0.67	2,145,743	1.34
Warrants exercised	—	—	—	—
Warrants expired unexercised	—	—	(500,000)	2.00
Warrants outstanding at end of year	11,826,526	1.48	9,952,956	1.64

The warrants outstanding at December 31, 2009 have exercise prices as indicated in the table below.

Strike Price	Number of Warrants	Weighted Average Remaining Life
$0.00 - $1.00	2,103,564	4.74
$1.01 - $2.00	9,722,962	1.73
Total	11,826,526	2.27

During the year ended December 31, 2009 the Company issued an additional 1,873,570 warrants in conjunction with various notes offerings.  The warrant price ranged from $0.22 to $0.75 and they expire between January 14, 2014 and December 31, 2014.

During the year ended December 31, 2008 the Company issued an additional 2,145,743 warrants in conjunction with various exempt equity and notes offerings.  The warrant price ranged from $0.22 to $1.50 and they expire between January 15, 2013 and December 30, 2013.  During that same period the Company had 500,000 warrants expire without being exercised.

(12)         Commitments and Contingencies

From time to time we may be named in claims arising in the ordinary course of business. Currently, no material legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $27,000, which aggregates in total $63,999. We are currently defending or seeking to settle each of the vendor’s and customer claims.  At December 31, 2009, we accrued $46,999 which represents the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

On March 31, 2008, Axcess entered into an agreement with the developer of our next generation RFID product, the Dot, whereby Axcess has agreed to pay a minimum commercialization fee of one million dollars over the next six years.  The amount is still contingent on the supplier completing the testing and certifying the product is within all of the original specifications.  The testing is ongoing but the product has not passed all of the preliminary testing and we are still evaluating the impact on the product.  As of December 31, 2009 Axcess has not signed off on the completion of the product and Innovison has issued a letter of termination for failure to pay. We currently have accrued $392,808 for services that have been completed; however, we have not accrued the remainder for services that have not been completed.

(13)         Income Taxes

There was no provision for income taxes for the years ended December 31, 2009 and 2008 due to the net loss incurred for each year and the valuation established against the net deferred tax assets.  The Company had no material deferred tax liabilities at December 31, 2009.

The provision for income taxes is reconciled with statutory rate for the year ended December 31, 2009 and 2008 as follows:

	December 31, 2009	December 31, 2008
Provision computed at federal statutory rate	$(388,745)	$(1,623,480)

Permanent differences:
True-up to deferred	155,774	404,526
Research and development wages & expenses	20,773	29,938
Incentive stock option expense	220,074	—
Meals and entertainment	2,159	3,885
	10,035	(1,185,131)

Expiration of NOL carry forward	177,725	192,627
State taxes	125	520,595
Change in tax rate	1,430,663	—
Changes in prior year estimates	—	(150,440)
Tax credits	(61,098)	(88,053)
Other	—	85,402
Change in valuation allowance	(1,557,450)	625,000
	$—	$—

The Company had the following deferred tax assets as of December 31, 2009 and 2008 as follows:

	December 31, 2009	December 31, 2008
Net operating loss	$19,171,000	$20,597,000
Property, equipment and intangibles	302,000	348,000
Other	1,361,000	1,446,000
Valuation allowance	(20,834,000)	(22,391,000)
	$—	$—

The valuation allowance decreased by approximately $1,557,000 for the year ended December 31, 2009 and increased $625,000 during the year ended December 31, 2008.

At December 31, 2009 and 2008, the Company had a net operating loss carry forward of approximately $55,300,000 and $55,500,000, respectively for U.S. federal income tax purposes. The net operating loss will expire from 2010 through 2029.

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

(14)         Subsequent Events

During the first quarter of 2010, Amphion Innovations funded an additional $225,000 of their commitment leaving an additional $175,000 to be funded during 2010.  In addition Axcess entered into certain convertible notes with several accredited investors including Richard Morgan, the Chairman of Axcess and an affiliate of the Amphion Group, our majority shareholder.  The additional principal of the notes is $250,000 and is unsecured (the “Convertible Notes”).  The Convertible Notes have a five percent per annum simple interest rate and will become due on December 31, 2014.  The Convertible Notes are convertible into 500,000 common shares of Axcess at the option of each of the holders.  As part of the consideration for the Convertible Notes, Axcess also issued to the note holders warrants to purchase an aggregate of 250,000 common shares with an exercise price of $0.75. The warrants expire on December 31, 2014.