Form 10-Q
period 2010-03-31
AXCESS INTERNATIONAL INC/TX
filed 2010-05-14
CIK 710597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding on May 3, 2010: 34,596,170

AXCESS INTERNATIONAL INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$129,941	$65,534
Accounts receivable - trade, net of allowance for doubtful accounts of $24,715 for 2010 and 2009, respectively.	20,119	142,213
Inventory, net	84,362	83,387
Prepaid expenses and other	41,300	46,631

Total current assets	275,722	337,765

Property, plant and equipment, net	14,059	16,727
Deferred debt issuance costs	10,938	12,500
Other assets	37,624	40,213

Total assets	$338,343	$407,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable (includes $25,059 and $15,253 with related party in 2010 and 2009, respectively)	$870,818	$831,484
Accrued liabilities	486,144	331,899
Accrued interest	1,306,150	1,246,812
Deferred revenue	8,507	9,342
Notes payable	162,000	162,000
Dividends payable	—	31,514
Total current liabilities	2,833,619	2,613,051

Notes payable to stockholders (includes $2,141,213 and $1,791,213 with a related party in 2010 and 2009, respectively)	4,598,772	4,248,772
Debt discount	(742,085)	(682,478)

Total liabilities	6,690,306	6,179,345

Commitments and contingencies (Notes 1 and 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2010 and 2009. Without liquidation preferences; $0.01 par value, 4,550,201 and 4,550,211 shares issued and outstanding in 2010 and 2009, respectively	45,502	45,502
Common stock, $.01 par value, 70,000,000 shares authorized in 2010 and 2009; 33,742,593 and 33,642,593 shares issued and outstanding in 2010 and 2009, respectively.	337,426	336,426
Additional paid-in capital	167,922,894	167,385,813
Shares of common to be issued	829	—
Accumulated deficit	(174,658,614)	(173,539,881)

Total stockholders’ deficit	(6,351,963)	(5,772,140)

Total liabilities and stockholders’ deficit	$338,343	$407,205

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Sales	$145,289	$1,082,682
Cost of sales	86,049	745,974

Gross profit	59,240	336,708
Expenses:
Research and development	343,677	309,359
General and administrative	485,034	324,453
Selling and marketing	247,586	394,559
Depreciation and amortization	5,257	4,664

Operating expenses	1,081,554	1,033,035

Loss from operations	(1,022,314)	(696,327)

Other income (expense):
Interest expense	(96,418)	(107,361)
Gain on vendor settlements	—	43,810

Other income (expense), net	(96,418)	(63,551)

Net loss	(1,118,732)	(759,878)

Preferred stock dividend requirements:	—	(47,466)

Net loss applicable to common stock	$(1,118,732)	$(807,344)

Basic and diluted net loss per share	$(0.03)	$(0.03)

Weighted average shares of common stock outstanding	33,689,260	31,211,006

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,118,732)	$(759,878)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation and amortization	5,257	4,664
Amortization of financing discount and issuance costs, net	(58,044)	5,179
Gain on vendor settlements and statutory write-off of payables	—	43,810
Stock based compensation expense	412,270	148,758
Changes in operating assets and liabilities:
Accounts receivable	122,094	(4,605)
Inventory	(975)	60,876
Prepaid expenses and other	5,331	(330,480)
Other assets	—	—
Accounts payable and accrued expenses	347,206	944,163
Net cash provided by (used in) operating activities	(285,593)	112,487

Cash flow from investing activities:
Capital expenditures	—	—
Net cash used in investing activities	—	—

Cash flow from financing activities:
Principal payments on financing agreements	—	(160,000)
Borrowings on financing agreements	350,000	160,000
Net cash provided by financing activities	350,000	—

Net change in cash and cash equivalents	64,407	112,487
Cash and cash equivalents, beginning of period	65,534	51,392
Cash and cash equivalents, end of period	$129,941	$163,879

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrants issued as a debt discount	$95,124	$49,874
Accrued preferred stock dividends	—	47,466
Conversion of preferred shares into common stock	—	100
Conversion of accrued dividends into common stock	31,515	1,913

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

The Company’s business plan for 2010 is predicated principally upon the successful marketing of its RFID products. During the first three months of 2010, operations utilized approximately $286,000 of cash. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements for all of 2010. We are currently experiencing declining liquidity, losses from operations and negative operating cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.

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

The accompanying unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2009 and for the year then ended included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

(e) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory, net of valuation allowance of $8,392 at March 31, 2010 and December 31, 2009, respectively, comprised of the following:

	March 31, 2010	December 31, 2009
Raw materials	$36,072	$37,838
Work-in-process	99	104
Finished goods	48,191	45,445
	$84,362	$83,387

The components of cost of sales are summarized as follows:

	Three Months Ended March 31,
	2010	2009
Product cost	$85,882	$741,217
Warranty expense	167	4,757
Inventory impairment	—	—
Total	$86,049	$745,974

(f) Stock-Based Compensation

ASC Topic 718, Compensation — Stock Compensation requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with ASC Topic 718, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Stock based compensation expense for 2010 and 2009 was $412,270 and $148,758, respectively which was recorded in operating expenses.  This expense decreased net profit per share by $0.012 and $0.005 for 2010 and 2009, respectively.  The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair value.  The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, risk-free interest rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility was calculated based upon actual historical stock price movements over the most recent periods at the time of the grants equal to the expected option term, which is consistent with ASC Topic 718.

The following table illustrates the effect on operating expenses:

	Three Months Ended March 31,
	2010	2009
Research and development expense	$111,030	$51,147
General and administrative expense	225,497	70,525
Selling and marketing expense	75,743	27,086
Total	$412,270	$148,758

(g) Stock Options and Warrants

Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period.  Shares issued upon stock options exercised are issued as new shares.  During the three months ended March 31, 2010, the Company made no grants under the stock option plan.

As of March 31, 2010 the Company had 165,900 options outstanding from the 1991 Equity Plan, 120,000 from the Directors plan, 1,519,961 from the 2001 Equity plan and 515,000 issued as inducements to hire.  In total the Company had 2,320,861 employee options outstanding from plans other than the 2005 Equity Incentive Plan.

The following table summarizes employee stock options outstanding and changes during the three months ended March 31, 2010:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	6,361,417	$1.38
Options granted	—	—
Options exercised	—	—
Options forfeited	(131,556)	5.50
Options outstanding at March 31, 2010	6,229,861	1.73	6.26	$62,700

Options exercisable at March 31, 2010	3,771,111	1.60	6.26	$62,700

Options available for grants as of March 31, 2010	1,091,000

The options outstanding at March 31, 2010 have exercise prices as indicated in the table below:

Option Price	Number of Options	Weighted Average Remaining Life	Intrinsic Value of Vested Unexercised Options
$0.00 - $1.00	2,627,000	7.93	$62,700
$1.01 - $2.00	3,116,961	5.65
$2.01 – $3.00	200,000	1.97
$3.01 - $4.00	165,900	0.78
$4.01 - $5.00	20,000	1.17
$5.01 - $6.25	100,000	0.17
Total	6,229,861	6.26	$62,700

The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders and preferred stock. The following table summarizes warrants outstanding at March 31, 2010:

	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Warrants outstanding at beginning of year	11,826.436	$1.48
Warrants issued	350,000	0.75
Warrants exercised	—	—
Warrants expired unexercised	(1,658,173)	1.50
Warrants outstanding at end of year	10,518,263	1.46

The warrants outstanding at March 31, 2010 have exercise prices as indicated in the table below.

Strike Price	Number of Warrants	Weighted Average Remaining Life
$0.00 - $1.00	2,453,474	4.53
$1.01 - $2.00	8,064,789	1.83
Total	10,518,263	2.46

During the three months ended March 31, 2010 the Company issued an additional 350,000 warrants in conjunction with various debt agreements.  The warrant had a strike price of $0.75 and they expire on December 31, 2014.  The Company estimates the fair market value of the warrant using Black-Scholes Valuation Model.  Key assumptions used to estimate the fair market value of the warrants include the exercise price of $0.75, the expected term (five years), the expected volatility of the Company’s stock over the warrants expected term (ranging from 93% to 97%) and risk free interest rate (ranging from 3.59% to 3.88%).

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

Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $27,000, which aggregates in total $48,999. We are currently defending or seeking to settle each of the vendor’s and customer claims.  At March 31, 2010, we accrued $31,999, which represents the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

On March 31, 2008, Axcess entered into an agreement with the developer of our next generation RFID product, the Dot, whereby Axcess has agreed to pay a minimum commercialization fee of one million dollars over the next six years.  The amount is still contingent on the supplier completing the testing and certifying the product is within all of the original specifications.  The testing is ongoing but the product has not passed all of the preliminary testing and we are still evaluating the impact on the product.  As of March 31, 2010 Axcess has not signed off on the completion of the product and Innovison has issued a letter of termination for failure to pay. We currently have accrued $392,808 for services that have been completed; however, we have not accrued the remainder for services that have not been completed.

(3)                                 Preferred Stock

The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series 2005	Series 2006	Series 2006B	Series 2006C	Series 2007	Series 2008	Series 2008B
Number of shares authorized	2,750,000	1,200,000	750,000	200	205	120	80

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and Outstanding
December 31, 2009	2,649,726	1,200,000	700,000	100	185	120	80
March 31, 2010	2,649,726	1,200,000	700,000	100	175	120	80

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None

Dividend rights	None	None	None	None	None	None	None

(a)                                     Series 2005 Preferred Stock

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

As of March 31, 2010 and December 31, 2009, the Company had 2,649,726 shares of Series 2005 Preferred shares outstanding, respectively.

(b)                               Series 2006 Preferred Stock

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

As of March 31, 2010 and December 31, 2009, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.

(c)                                Series 2006B Preferred Stock

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

As of March 31, 2010 and December 31, 2009, the Company had 700,000 shares of Series 2006B Preferred shares outstanding.

(d)                               Series 2006C Preferred Stock

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

As of March 31, 2010 and December 31, 2009, the Company had 100 shares of Series 2006C Preferred shares outstanding.

(e)                                Series 2007 Preferred Stock

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

During the first quarter of 2010, one holder of the Series 2007 Preferred elected to convert his 10 shares in to 100,000 shares of Axcess Common shares.  As of March 31, 2010 and December 31, 2009, the Company had 175 and 185 shares of Series 2007 Preferred shares outstanding, respectively.

(f) Series 2008 Preferred Stock

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

As of March 31, 2010 and December 31, 2009 the Company had 120 shares of Series 2008 Preferred shares outstanding.

(g) Series 2008B Preferred Stock

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

As of March 31, 2010 and December 31, 2009 the Company had 80 shares of Series 2008B Preferred shares outstanding.

(4)                                 Notes Payable

Notes payable to Stockholders consist of the following:

	March 31, 2010	December 31, 2009
5.50% PV Proceeds Holdings, Inc., due December 31, 2011	$2,464,559	$2,464,559
5.00% 2009 Convertible notes, due December 31, 2014	1,902,426	1,552,426
5.50% Amphion Investment LLC note, due December 31, 2011	393,787	393,787
Debt discount	(742,085)	(682,478)
	4,018,687	3,728,294
Less current maturities
PV Proceeds Holdings, Inc	(162,000)	(162,000)
Amphion Innovations plc	—	—
Non-current notes payable to stockholders	$3,856,687	$3,566,294

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

Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2011.  Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%. The extension fee is reflected as deferred debt issuance cost and amortized as interest expense over the life of the extension.  As of December 31, 2009 the balance is $12,500.  Axcess has also agreed to reduce the principal amount due by 10% of any equity proceeds and 20% of all proceeds from options and warrants exercised and as a result owe $162,000 at December 31, 2009.  As of December 31, 2009 no payment has been issued in connection with the Series 2008 or 2008B Preferred Equity offerings. During 2009 and 2008, there were $135,551 and $136,128 of interest expensed for the PV Proceeds Holdings note.  Accrued interest for the PV Proceeds Holdings note were $1,144,133 and $1,110,710 at March 31, 2010 and December 31, 2009, respectively.  The balance as of March 31, 2010 was $2,464,559.

Amphion Investment LLC

Axcess entered into a 6.75% demand note with Amphion Investments, LLC, dated January 25, 2002. The borrowings are unsecured.  The note was due December 31, 2007, Axcess reached an Agreement with Amphion Investments LLC to extend the maturity of the note to December 31, 2011.  Axcess agreed to increase the interest rate from 5.0% to 5.5%.  During 2009 and 2008, there were $21,658 and $21,718 of interest expensed for the Amphion Investment LLC note.  Accrued interest for the Amphion Investment note were $129,200 and $123,859 at March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010 the outstanding amount is $393,787.

2009 Convertible Note

Starting on October 29, 2009 through March 31, 2010, Axcess entered into certain convertible notes with several institutional or otherwise accredited investors including Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder.  The aggregate principal of the notes is $1,902,426 and is unsecured (the “Convertible Notes”).  The Convertible Notes have a five percent per annum simple interest rate and will become due on December 31, 2014.  The Convertible Notes are convertible into 3,804,852 common shares of Axcess at the option of each of the holders.   As part of the consideration for the Convertible Notes, Axcess also issued to the note holders warrants to purchase an aggregate of 1,902,426 common shares with an exercise price of $0.75. The warrants expire on December 31, 2014.

A portion of the new Convertible Notes was issued for the conversion and retirement of older convertible notes currently held by Amphion Innovations plc. The principal of the notes converted was $1,038,273 and had accrued interest of $79,153.  As of March 31, 2010, total due to Amphion Innovations plc is $1,442,426.  Amphion has not funded the remaining $175,000 that has been committed.

Accrued interest for the 2009 Convertible notes were $32,817 and $12,242 at March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010 the outstanding amount is $1,902,426.

(5)                                 Significant Customers

During the three months ended March 31, 2010, the Company had four customers that accounted for 57% of our revenue.  During the three months ended March 31, 2009 the Company had one customer that accounted for 74% of our revenue.

(6)                                 Recent Accounting Pronouncements

In September 2009, the FASB ratified an amendment to accounting standards addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements that could impact the timing of revenue recognition. The amendment is effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011, and earlier application is permitted. We may elect, but are not required, to apply the standards retrospectively to all prior periods. We are currently evaluating the impact this amendment may have on our consolidated financial position and results of operations.

(7)                                 Subsequent Events

Since March 31, 2010, Axcess has continued to enter into certain 2009 convertible notes with several institutional or otherwise accredited investors including Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder.  The aggregate additional principal of the notes is $470,000 issued and is unsecured (the “Convertible Notes”).  The Convertible Notes have a five percent per annum simple interest rate and will become due on December 31, 2014.  The Convertible Notes are convertible into 940,000 common shares of Axcess at the option of each of the holders.   As part of the consideration for the Convertible Notes, Axcess also issued to the note holders warrants to purchase an aggregate of 470,000 common shares with an exercise price of $0.75. The warrants expire on December 31, 2014.

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

A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals.  For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis of Plan of Operation” of the Company’s 2009 Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, and short-term bridge loans from stockholders to meet our working capital requirements. At March 31, 2010, we had a working capital deficit of $2,557,897.

Our operations are not profitable in 2010. Our cash increased $64,407 during the three months ended March 31, 2010. We funded operations with convertible notes.  No assurance can be given that such activities will continue to be available to provide funding to us.  Our business plan for 2010 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2010.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Sales and Gross Profit. Sales for the three months ended March 31, 2010 were $145,289 and for the three months ended March 31, 2009 were $1,082,682.  Cost of sales for the three months ended March 31, 2010 were $86,049 and for the three months ended March 31, 2009 were $745,974.  The gross profit for the three months ended March 31, 2010 was $59,240 and $336,708 for the three months ended March 31, 2009. The majority of the decrease in sales is a result of the Trinidad Port of Spain Contract awarded in January 2009.  The gross margin percent for the three months ended March 31, 2010 was 41% compared to 31% for the same period in 2009.  The higher gross margin percent was a result of the timing of the services provided in the Trinidad Port of Spain Contract.  We continue to expect the margin will continue to be stable in the 40% to 50% range.

Operating Expenses. Operating expenses were $1,081,554 for the three months ended March 31, 2010 and $1,033,035 for the three months ended March 31, 2009.  Overall operating expenses were basically flat over the period.  The increase relates to the non-cash stock compensation expense from option grant that was completed at the end of the 2009 and the majority of the increase is for non cash items.

Research and development expenses were $343,677 for the three months ended March 31, 2010 and $309,359 for the three months ended March 31, 2009.  The majority of the increase relates to the non-cash stock compensation expense from option grant that was completed at the end of the 2009 offset by a reduction in prototype development.

Corporate general and administrative expenses were $485,034 for the three months ended March 31, 2010 and $324,453 for the three months ended March 31, 2009.  The increase is related to the non-cash stock compensation expense from option grant that was completed at the end of the 2009 and a slight increase in legal fees relating to patent work and increased investor relations activity.

Selling and marketing expenses were $247,586 for the three months ended March 31, 2010 and $394,559 for the three months ended March 31, 2009.  The majority of the decrease relates to a decrease in selling expense for the Trinidad contract that was paid in 2009.  However, we did offset a portion of the decrease with increased trade show expenses, increased non-cash stock compensation expense from option grant that was completed at the end of the 2009 and increased advertising expense.

Depreciation and amortization expenses were $5,257 for the three months ended March 31, 2010 and $4,664 for the three months ended March 31, 2009.  The increase is related to equipment that has been purchased for the development of our new product.

Other expenses, net. Other expenses, net, were $96,418 for the three months ended March 31, 2010 and $63,551 for the three months ended March 31, 2009. Interest expense was $10,943 lower during the three months ended March 31, 2010, compared to the three months ended March 31, 2009, reflecting lower expense associated with warrants that were issued with the convertible notes.   The gain on vendor settlements was also decreased by $43,810.

Net loss. Net loss was $1,118,732 for the three months ended March 31, 2010, compared to $759,878 for the three months ended March 31, 2009.  The increase is mainly related to a decrease in gross margin contribution and higher non-cash stock compensation expense.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $0 for three months ended March 31, 2010 and $47,466 for three months ended March 31, 2009.  The decrease is a result of 2003B Series preferred stock being converted to common shares leaving no dividend paying preferred shares outstanding as of December 31, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2010. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2010. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.

We intended to remediate these material weaknesses during 2009 however; liquidity issues prevented us from making changes.  Therefore, we intend to address theses material weaknesses during the second half of 2010 as liquidity improves.  Notwithstanding these material weaknesses, we believe that our financial conditions, results of operations and cash flows presented in this report of Form 10-Q are fairly presented in all material respects.

(b) Changes in Internal Controls

During the period ended March 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $27,000, which aggregates in total $48,999. We are currently defending or seeking to settle each of the vendor’s and customer claims.  At March 31, 2010, we had accrued $31,999, which represents the delinquent amounts we expect to be liable for.

Item 1A. Risk Factors

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, the Company issued unregistered securities in connection with the transactions described below.  The proceeds were used for general working capital requirements.  The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Common Stock

During the three months ended March 31, 2010, one holder of the 2007 Series preferred shares converted his 10 shares into 100,000 Axcess Common shares.

During the three months ended March 31, 2010 the Company had 131,556 options expire.

Warrants

During the three months ended March 31, 2010 the Company issued an additional 350,000 warrants in conjunction with various debt offerings.  The warrants had a strike price of $0.75 and they expire on December 31, 2014.  During the quarter the Company had 1,658,173 warrants expire unexercised.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description
31.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President, Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Vice President, Chief Financial Officer, Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	May 14, 2009 Axcess International Reports First quarter 2010 earning results

Date	Description
1/13/10	The Company announced they had entered into certain convertible notes with several institutional or otherwise accredited investors.
3/1/10	On February 26, 2010, the Company held its fourth quarter and fiscal year 2009 Earnings Conference Call.
5/3/10	On April 26, 2010, the Company announced that the employees and officers of Axcess agreed to take a temporary reduction in cash compensation.

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

May 13, 2010