Form 10-Q
period 2010-06-30
AXCESS INTERNATIONAL INC/TX
filed 2010-08-16
CIK 710597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Number of shares of common stock outstanding on July 30, 2010: 33,825,528

AXCESS INTERNATIONAL INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$21,402	$65,534
Accounts receivable - trade, net of allowance for doubtful accounts of $16,766 and $24,715 for 2010 and 2009, respectively.	45,621	142,213
Inventory, net	53,861	83,387
Prepaid expenses and other	19,925	46,631

Total current assets	140,809	337,765

Property, plant and equipment, net	12,146	16,727
Deferred debt issuance costs	11,146	12,500
Other assets	35,035	40,213

Total assets	$199,136	$407,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable (includes $5,092 and $15,253 with related party in 2010 and 2009, respectively)	$839,375	$831,484
Accrued liabilities	283,841	331,899
Accrued interest	1,373,244	1,246,812
Deferred revenue	3,059	9,342
Notes payable	117,000	162,000
Dividends payable	—	31,514
Total current liabilities	2,616,519	2,613,051

Notes payable to stockholders (includes $2,361,213 and $1,791,213 with a related party in 2010 and 2009, respectively)	5,068,772	4,248,772
Debt discount	(874,372)	(682,478)

Total liabilities	6,810,919	6,179,345

Commitments and contingencies (Notes 1 and 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2010 and 2009. Without liquidation preferences; $0.01 par value, 4,550,201 and 4,550,211 shares issued and outstanding in 2010 and 2009, respectively	45,502	45,502
Common stock, $.01 par value, 70,000,000 shares authorized in 2010 and 2009; 33,742,593 and 33,642,593 shares issued and outstanding in 2010 and 2009, respectively.	338,255	336,426
Additional paid-in capital	168,266,410	167,385,813
Accumulated deficit	(175,261,950)	(173,539,881)

Total stockholders’ deficit	(6,611,783)	(5,772,140)

Total liabilities and stockholders’ deficit	$199,136	$407,205

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales	$317,444	$3,156,836	$462,733	$4,239,518
Cost of sales	145,766	797,930	231,814	1,543,904

Gross profit	171,678	2,358,906	230,919	2,695,614
Expenses:
Research and development	217,389	239,240	561,067	548,599
General and administrative	287,907	410,470	772,942	734,923
Selling and marketing	139,706	532,093	387,292	926,651
Depreciation and amortization	5,128	5,058	10,385	9,722

Operating expenses	650,130	1,186,861	1,731,686	2,219,895

Profit (loss) from operations	(478,452)	1,172,045	(1,500,767)	475,719

Other income (expense):
Interest expense	(115,054)	(71,134)	(211,472)	(178,495)
Gain on vendor settlements	(9,830)	14,868	(9,830)	58,677

Other expense, net	(124,884)	(56,266)	(221,302)	(119,818)

Net income (loss)	(603,336)	1,115,779	(1,722,069)	355,901

Preferred stock dividend requirements:
Recurring	—	(47,797)	—	(95,263)
Preferred stock dividend requirements	—	(47,797)	—	(95,263)

Net income (loss) applicable to common stock	$(603,336)	$1,067,982	$(1,722,069)	$260,638

Net income (loss) per share
Basic	$(0.01)	$0.03	$(0.05)	$0.01
Diluted	$(0.01)	$0.03	$(0.05)	$0.01

Weighted average shares of common stock outstanding
Basic	33,825,528	31,776,731	33,777,473	31,495,431
Diluted	33,825,528	43,338,048	33,777,473	42,908,467

See accompanying notes to unaudited consolidated financial statements.

AXCESS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,722,069)	$355,901
Adjustments to reconcile net income (loss) to net cash provided by (used in) by operating activities:
Depreciation and amortization	10,385	9,722
Amortization of financing discount and issuance costs, net	(190,540)	16,217
Gain on vendor settlements and statutory write-off of payables	—	58,677
Stock based compensation expense	577,332	297,402
Changes in operating assets and liabilities:
Accounts receivable	96,592	(355,530)
Inventory	29,526	40,513
Prepaid expenses and other	26,706	13,615
Other assets	—	(443)
Accounts payable and accrued expenses	353,562	(194,204)
Net cash provided by (used in) operating activities	(818,506)	241,870

Cash flow from investing activities:
Capital expenditures	(626)	(5,599)
Net cash used in investing activities	(626)	(5,599)

Cash flow from financing activities:
Principal payments on financing agreements	(45,000)	(160,000)
Borrowings on financing agreements	820,000	160,000
Net cash provided by financing activities	775,000	—

Net change in cash and cash equivalents	(44,132)	236,271
Cash and cash equivalents, beginning of period	65,534	51,392
Cash and cash equivalents, end of period	$21,402	$287,663

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrants issued as a debt discount	$273,580	$57,215
Accrued preferred stock dividends	—	95,263
Conversion of preferred shares into common stock	1,000	100
Conversion of accrued dividends into common stock	31,514	344,142

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

The Company’s business plan for 2010 is predicated principally upon the successful marketing of its RFID products. During the first six months of 2010, operations utilized approximately $819,000 of cash. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements for all of 2010. We are currently experiencing declining liquidity, losses from operations and negative operating cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.

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

The accompanying unaudited financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2009 and for the year then ended included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

(e) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory, net of valuation allowance of $8,392 at June 30, 2010 and December 31, 2009, respectively, was comprised of the following:

	June 30, 2010	December 31, 2009
Raw materials	$35,916	$37,838
Work-in-process	89	104
Finished goods	17,856	45,445
	$53,861	$83,387

The components of cost of sales are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product cost	$151,414	$787,395	$237,295	$1,528,612
Warranty expense	(5,773)	6,602	(5,606)	11,359
Inventory impairment	125	3,933	125	3,933
Total	$145,766	$797,930	$231,814	$1,543,904

(f) Stock-Based Compensation

ASC Topic 718, Compensation — Stock Compensation requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with ASC Topic 718, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Stock based compensation expense for 2010 and 2009 was $577,332 and $297,402, respectively which was recorded in operating expenses.  This expense decreased net profit per share by $0.017 and $0.009 for 2010 and 2009, respectively.  The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

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

The following table illustrates the effect on operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development expense	$62,810	$51,147	$173,841	$102,294
General and administrative expense	61,456	70,412	286,953	140,937
Selling and marketing expense	40,795	27,085	116,538	54,171
Total	$165,061	$148,644	$577,332	$297,402

(g) Stock Options and Warrants

Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period.  Shares issued upon stock options exercised are issued as new shares.  During the six months ended June 30, 2010, the Company granted 1,114,961 stock options under the stock option plan.  Key assumptions are as follows:

Weighted Average Black-Scholes Fair Value Assumptions	2010
Risk free interest rate	3.27%
Expected life	10 years
Expected volatility	112.88%
Expected dividend yield	0.00%
Number of options granted	1,114,961
Fair value of options granted	$89,645
Weighted average fair value of options granted	$0.28

As of June 30, 2010 the Company had 165,900 options outstanding from the 1991 Equity Plan, 20,000 from the Directors plan, 1,519,961 from the 2001 Equity plan and 515,000 issued as inducements to hire.  In total the Company had 2,220,861 employee options outstanding from plans other than the 2005 Equity Incentive Plan.

The following table summarizes employee stock options outstanding and changes during the six months ended June 30, 2010:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	6,361,417	$1.38
Options granted	1,114,961	0.30
Options exercised	—	—
Options forfeited	(279,556)	4.94
Options outstanding at June 30, 2010	7,196,822	1.07	6.70	$11,150

Options exercisable at June 30, 2010	3,671,111	1.72	6.70	$11,150

Options available for grants as of June 30, 2010	24,039

The options outstanding at June 30, 2010 have exercise prices as indicated in the table below:

Option Price	Number of Options	Weighted Average Remaining Life	Intrinsic Value of Vested Unexercised Options
$0.00 - $1.00	3,693,961	8.36	$11,150
$1.01 - $2.00	3,116,961	5.40
$2.01 – $3.00	200,000	1.72
$3.01 - $4.00	165,900	0.53
$4.01 - $5.00	20,000	4.55
$5.01 - $6.25	—	—
Total	7,196,822	6.70	$11,150

The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders and preferred stock. The following table summarizes warrants outstanding at June 30, 2010:

	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Warrants outstanding at beginning of year	11,826,436	$1.48
Warrants issued	820,000	0.75
Warrants exercised	—	—
Warrants expired unexercised	(1,658,173)	1.50
Warrants outstanding at end of year	10,988,263	1.43

The warrants outstanding at June 30, 2010 have exercise prices as indicated in the table below.

Strike Price	Number of Warrants	Weighted Average Remaining Life
$0.00 - $1.00	2,923,474	4.32
$1.01 - $2.00	8,064,789	1.58
Total	10,988,263	2.31

During the six months ended June 30, 2010 the Company issued an additional 820,000 warrants in conjunction with various debt agreements.  The warrant had a strike price of $0.75 and they expire on December 31, 2014.  The Company estimates the fair market value of the warrant using Black-Scholes Valuation Model.  Key assumptions used to estimate the fair market value of the warrants include the exercise price of $0.75, the expected term (five years), the expected volatility of the Company’s stock over the warrants expected term (ranging from 93% to 99%) and risk free interest rate (ranging from 3.59% to 3.89%).

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

Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $27,000, which aggregates in total $47,676. We are currently defending or seeking to settle each of the vendor’s and customer claims.  At June 30, 2010, we accrued $30,676, which represents the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

On March 31, 2008, Axcess entered into an agreement with the developer of our next generation RFID product, the Dot, whereby Axcess has agreed to pay a minimum commercialization fee of one million dollars over the next six years.  The amount is still contingent on the supplier completing the testing and certifying the product is within all of the original specifications.  The testing is ongoing but the product has not passed all of the preliminary testing and we are still evaluating the impact on the product.  As of June 30, 2010 Axcess has not signed off on the completion of the product and Innovison has issued a letter of termination for failure to pay. We currently have accrued $392,808 for services that have been completed; however, we have not accrued the remainder for services that have not been completed.

(3)                                 Preferred Stock

The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series 2005	Series 2006	Series 2006B	Series 2006C	Series 2007	Series 2008	Series 2008B
Number of shares authorized	2,750,000	1,200,000	750,000	200	205	120	80

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and Outstanding
December 31, 2009	2,649,726	1,200,000	700,000	100	185	120	80
June 30, 2010	2,649,726	1,200,000	700,000	100	175	120	80

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None

Dividend rights	None	None	None	None	None	None	None

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

As of June 30, 2010 and December 31, 2009, the Company had 2,649,726 shares of Series 2005 Preferred shares outstanding, respectively.

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

As of June 30, 2010 and December 31, 2009, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.

(c)                                Series 2006B Preferred Stock

On December 1, 2006, the Company raised $750,000 of additional working capital through an exempt Preferred Stock offering under the Securities Act of 1933 Section 4(6) private offering of preferred stock to accredited and institutional investors.  The Preferred Stock is designated as 2006B Preferred and consists of 750,000 shares of Preferred Stock bearing no dividends.  However, the shares are convertible into common stock on a one to one basis at $1.00.  In addition, the Company issued 750,000 warrants to purchase the Company’s common stock exercisable for five years at $2.00 per share.  The Company used the proceeds for general working capital.

$150,000 of the 2006B Preferred Equity Offering was from Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder and $300,000 was from Richard C.E. Morgan our chairman and an affiliate of the Amphion Group.

As of June 30, 2010 and December 31, 2009, the Company had 700,000 shares of Series 2006B Preferred shares outstanding.

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

As of June 30, 2010 and December 31, 2009, the Company had 100 shares of Series 2006C Preferred shares outstanding.

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

During the first quarter of 2010, one holder of the Series 2007 Preferred elected to convert his 10 shares in to 100,000 shares of Axcess Common shares.  As of June 30, 2010 and December 31, 2009, the Company had 175 and 185 shares of Series 2007 Preferred shares outstanding, respectively.

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

As of June 30, 2010 and December 31, 2009 the Company had 120 shares of Series 2008 Preferred shares outstanding.

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

As of June 30, 2010 and December 31, 2009 the Company had 80 shares of Series 2008B Preferred shares outstanding.

(4)                                 Notes Payable

Notes payable to Stockholders consist of the following:

	June 30, 2010	December 31, 2009
5.50% PV Proceeds Holdings, Inc., due December 31, 2011	$2,419,559	$2,464,559
5.00% 2009 Convertible notes, due December 31, 2014	2,372,426	1,552,426
5.50% Amphion Investment LLC note, due December 31, 2011	393,787	393,787
Debt discount	(874,372)	(682,478)
	4,311,400	3,728,294
Less current maturities
PV Proceeds Holdings, Inc	(117,000)	(162,000)
Non-current notes payable to stockholders	$4,194,400	$3,566,294

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

Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2011.  Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%. The extension fee is reflected as deferred debt issuance cost and amortized as interest expense over the life of the extension.  As of June 30, 2010 the balance is $9,375.  Axcess has also agreed to reduce the principal amount due by 10% of any equity proceeds and 20% of all proceeds from options and warrants exercised.  In connection with the Series 2008 and 2008B Preferred equity offering, $162,000 and $117,000 is due at December 31, 2009 and June 30, 2010, respectively.  This has been reflected as a current liability.  For the six months ended June 30, 2010 and 2009, there were $67,000 and $67,218 of interest expensed for the PV Proceeds Holdings note.  Accrued interest for the PV Proceeds Holdings note were $1,177,710 and $1,110,710 at June 30, 2010 and December 31, 2009, respectively.

Amphion Investment LLC

Axcess entered into a 6.75% demand note with Amphion Investments, LLC, dated January 25, 2002. The borrowings are unsecured.  The note was due December 31, 2007, Axcess reached an Agreement with Amphion Investments LLC to extend the maturity of the note to December 31, 2011.  Axcess agreed to increase the interest rate from 5.0% to 5.5%.  For the six months ended June 30, 2010 and 2009, there were $10,740 of interest expensed for the Amphion Investment LLC note.  Accrued interest for the Amphion Investment note was $134,600 and $129,200 at June 30, 2010 and December 31, 2009, respectively.

2009 Convertible Note

Starting on October 29, 2009 through June 30, 2010, Axcess entered into certain convertible notes with several institutional or otherwise accredited investors including Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder.  The aggregate principal of the notes is $2,372,426 and is unsecured (the “Convertible Notes”).  The Convertible Notes have a five percent per annum simple interest rate and will become due on December 31, 2014.  The Convertible Notes are convertible into 4,744,852 common shares of Axcess at the option of each of the holders.   As part of the consideration for the Convertible Notes, Axcess also issued to the note holders warrants to purchase an aggregate of 2,372,426 common shares with an exercise price of $0.75. The warrants expire on December 31, 2014.

A portion of the new Convertible Notes was issued for the conversion and retirement of older convertible notes currently held by Amphion Innovations plc. The principal of the notes converted was $1,038,273 and had accrued interest of $79,153.  As of June 30, 2010, total due to Amphion Innovations plc is $1,442,426.  Amphion has not funded the remaining $175,000 that has been committed as of June 30, 2010.

For the six months ended June 30, 2010 and 2009, there were $48,692 and $0 of interest expensed for the 2009 Convertible Notes.  Accrued interest for the 2009 Convertible Notes were $60,935 and $12,242 at June 30, 2010 and December 31, 2009, respectively.

(5)                                 Significant Customers

During the three months ended June 30, 2010, the Company had three customers that accounted for 58% of revenue.  During the three months ended June 30, 2009 the Company had one customer that accounted for 90% of revenue.

During the six months ended June 30, 2010, the Company had three customers that accounted for 44% of revenue.  During the six months ended June 30, 2009 the Company had one customer that accounted for 86% of revenue.

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

(7)                                 Subsequent Events

Since June 30, 2010, Axcess has continued to enter into certain 2009 convertible notes with several institutional or otherwise accredited investors including Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder.  The aggregate additional principal of the notes is $217,500 issued and is unsecured (the “Convertible Notes”).  The Convertible Notes have a five percent per annum simple interest rate and will become due on December 31, 2014.  The Convertible Notes are convertible into 870,000 common shares of Axcess at the option of each of the holders.   As part of the consideration for the Convertible Notes, Axcess also issued to the note holders warrants to purchase an aggregate of 870,000 common shares with an exercise price of $0.75. The warrants expire on December 31, 2014.

The Company’s payroll due to be paid July 30, 2010 was delayed until August 8, 2010 due to working capital constraints.

On July 15, 2010, the Company filed a lawsuit against Baker Botts L.L.P. asserting negligence, breach of fiduciary duty, and gross negligence related to intellectual property matters.

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

Liquidity and Capital Resources

Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, and short-term bridge loans from stockholders to meet our working capital requirements. At June 30, 2010, we had a working capital deficit of $2,475,710.

Our operations are not profitable in 2010. Our cash decreased $44,132 during the six months ended June 30, 2010. We funded operations with convertible notes.  No assurance can be given that such activities will continue to be available to provide funding to us.  Our business plan for 2010 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2010.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Sales and Gross Profit. Sales for the three months ended June 30, 2010 were $317,444 and for the three months ended June 30, 2009 were $3,156,836.  Cost of sales for the three months ended June 30, 2010 were $145,766 and for the three months ended June 30, 2009 were $797,930.  The gross profit for the three months ended June 30, 2010 was $171,678 and $2,358,906 for the three months ended June 30, 2009. The majority of the decrease in sales is a result of the Caribbean Port Security Contract awarded in January 2009 that was not repeated during 2010.  The gross margin percent for the three months ended June 30, 2010 was 54% compared to 75% for the same period in 2009.  The lower gross margin percent was a result of the increased services provided in the Port Security Contract and as a result of the timing of the project.  We continue to expect the margin will continue to be stable in the 40% to 50% range.

Operating Expenses. Operating expenses were $650,130 for the three months ended June 30, 2010 and $1,186,861 for the three months ended June 30, 2009.  Overall operating expenses were down over the period.  The decrease relates to reduced selling expense related to the Port Security Contract and lower salary expenses.

Research and development expenses were $217,389 for the three months ended June 30, 2010 and $239,240 for the three months ended June 30, 2009.  The majority of the decrease is the result of a pay cut we implemented during the quarter.  All salaries were cut from 20% - 40%.  However, some of that savings was offset by an increase in development of the next generation RFID product.  We are continuing to expense the development as incurred.

Corporate general and administrative expenses were $287,907 for the three months ended June 30, 2010 and $410,470 for the three months ended June 30, 2009.  The majority of the decrease is the result of a pay cut we implemented during the quarter.  All salaries were cut from 20% - 40%.  In addition we had a reduction of bad debt expense.

Selling and marketing expenses were $139,706 for the three months ended June 30, 2010 and $532,093 for the three months ended June 30, 2009.  The majority of the decrease is the result of expenses paid relating to the Caribbean Port Security Contract during 2009.  In addition we implemented a pay cut during the quarter.  All salaries were cut from 20% - 40%.

Depreciation and amortization expenses were $5,128 for the three months ended June 30, 2010 and $5,058 for the three months ended June 30, 2009.  Depreciation is basically flat over the period.

Other expenses, net. Other expenses, net, were $124,884 for the three months ended June 30, 2010 and $56,266 for the three months ended June 30, 2009. Interest expense was $43,920 higher during the three months ended June 30, 2010, compared to the three months ended June 30, 2009, reflecting higher expense associated with warrants that were issued with the convertible notes.   The loss on vendor settlements was also increased by $24,698.

Net income (Loss). Net loss was $603,336 for the three months ended June 30, 2010, compared to income of $1,115,779 for the three months ended June 30, 2009.  The increase in the loss is mainly related to a decrease gross margin mainly relating to the Port Contract.  Offset by lower salary expense as a result of the pay cuts implemented during 2010.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $0 for three months ended June 30, 2010 and $47,797 for three months ended June 30, 2009.  The decrease is a result of all holders of the dividend barring preferred shareholders converting their preferred shares to common.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Sales and Gross Profit.  Sales for the six months ended June 30, 2010 were $462,733 and for the six months ended June 30, 2009 were $4,239,518.  Cost of sales for the six months ended June 30, 2010 were $231,814 and for the six months ended June 30, 2009 were $1,543,904.  The gross profit for the six months ended June 30, 2010 was $230,919 and $2,695,614 for the six months ended June 30, 2009. The majority of the decrease in sales is a result of the Caribbean Port Security Contract awarded in January 2009 that was not repeated during 2010.  The gross margin percent for the six months ended June 30, 2010 was 50% compared to 64% for the same period in 2009.  The lower gross margin percent was a result of the Port Security contract.  We continue to expect our overall margin will continue to be stable in the 40% to 50% range.

Operating Expenses. Operating expenses were $1,731,685 for the six months ended June 30, 2010 and $2,219,895 for the six months ended June 30, 2009.  The majority of the decrease relates to selling expenses as a result of the Port Security Contract during 2009.

Research and development expenses were $561,067 for the six months ended June 30, 2010 and $548,599 for the six months ended June 30, 2009.  The expenses are basically flat for the two periods.   However, there was an increase in the stock compensation expense (non-cash) and a reduction in salary expenses.  We implemented a 20% - 40% pay reduction during the second quarter of 2010.

Corporate general and administrative expenses were $772,942 for the six months ended June 30, 2010 and $734,923 for the six months ended June 30, 2009.  The expenses are basically flat for the two periods.   However, there was an increase in the stock compensation expense (non-cash) and a reduction in salary expenses.  We implemented a 20% - 40% pay reduction during the second quarter of 2010.

Selling and marketing expenses were $387,292 for the six months ended June 30, 2010 and $926,651 for the six months ended June 30, 2009. The majority of the decrease relates to reduced selling expense relating to the port contract signed and implemented during 2009 that was not repeated in 2010.

Depreciation and amortization expenses were $10,385 for the six months ended June 30, 2010 and $9,722 for the six months ended June 30, 2009.  Depreciation is basically flat over the period.

Other expenses, net. Other expenses, net, were $221,302 for the six months ended June 30, 2010 and $119,818 for the six months ended June 30, 2009. Interest expense was $32,977 higher during the six months ended June 30, 2010, compared to the six months ended June 30, 2009, reflecting the expense associated with the warrants that were issued with the convertible notes.   The gain on vendor settlements decreased by $68,507.

Net income ( Loss). Net loss was $1,722,069 for the six months ended June 30, 2010, compared to income of $355,901 for the six months ended June 30, 2009.  The increase is mainly related to a decrease in gross margin mainly relating to the Port Security Contract.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $0 for six months ended June 30, 2010 and $95,263 for six months ended June 30, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2010. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and not adequately designed to ensure that the information required to be disclosed byus in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2010. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.

We intended to remediate these material weaknesses during 2009 however; liquidity issues prevented us from making changes.  Therefore, we intend to address theses material weaknesses during the second half of 2010 if liquidity improves.  Notwithstanding these material weaknesses, we believe that our financial conditions, results of operations and cash flows presented in this report of Form 10-Q are fairly presented in all material respects.

(b) Changes in Internal Controls

During the period ended June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $27,000, which aggregates in total $47,676. We are currently defending or seeking to settle each of the vendor’s and customer claims.  At June 30, 2010, we had accrued $30,676, which represents the delinquent amounts we expect to be liable for.

On May 24, 2010, Axcess International Inc. filed suit against Savi Technologies, Inc. a wholly owned subsidiary of Lockheed Martin Corporation for infringing U.S. Patent Nos. 6,294,953 entitled “High Sensitivity Demodulator For A Radio Tag And Method,”and 7,271,727 entitled “Dual Frequency Radio Tag For A Radio Frequency Identification System”. The suit alleges damages past and present in amounts unspecified. The Company feels it had no alternative but to file suit to protect its intellectual property, business, and plans going forward.

Item 1A. Risk Factors

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, the Company issued unregistered securities in connection with the transactions described below.  The proceeds were used for general working capital requirements.  The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Common Stock

During the three months ended June 30, 2010 the Company issued 1,114,961 stock options with an exercise price of $0.30 and had 100,000 options expire and 48,000 options that were forfeited.

Warrants

During the three months ended June 30, 2010 the Company issued an additional 470,000 warrants in conjunction with various debt offerings.  The warrants had a strike price of $0.75 and they expire on December 31, 2014.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

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

August 13, 2010