Form 10-Q
period 2010-09-30
AXCESS INTERNATIONAL INC/TX
filed 2010-11-19
CIK 710597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Number of shares of common stock outstanding on November 17, 2010: 33,825,528

AXCESS INTERNATIONAL INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AXCESS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$3,277	$65,534
Accounts receivable - trade, net of allowance for doubtful accounts of $16,766 and $24,715 for 2010 and 2009, respectively.	62,538	142,213
Inventory, net	46,042	83,387
Prepaid expenses and other	39,985	46,631

Total current assets	151,842	337,765

Property, plant and equipment, net	10,366	16,727
Deferred debt issuance costs	9,485	12,500
Other assets	32,445	40,213

Total assets	$204,138	$407,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable (includes $16,994 and $15,253 with related party in 2010 and 2009, respectively)	$872,449	$831,484
Accrued liabilities	376,533	331,899
Accrued interest	1,443,847	1,246,812
Deferred revenue	2,366	9,342
Notes payable	110,000	162,000
Dividends payable	—	31,514
Total current liabilities	2,805,195	2,613,051

Notes payable to stockholders (includes $2,458,713 and $1,791,213 with a related party in 2010 and 2009, respectively)	5,316,272	4,248,772
Debt discount	(1,003,045)	(682,478)

Total liabilities	7,118,422	6,179,345

Commitments and contingencies (Notes 1 and 2)
Stockholders’ deficit:
Convertible preferred stock, 10,000,000 shares authorized in 2010 and 2009. Without liquidation preferences; $0.01 par value, 4,550,201 and 4,550,211 shares issued and outstanding in 2010 and 2009, respectively	45,502	45,502
Common stock, $.01 par value, 70,000,000 shares authorized in 2010 and 2009; 33,825,528 and 33,642,593 shares issued and outstanding in 2010 and 2009, respectively.	338,255	336,426
Additional paid-in capital	168,609,182	167,385,813
Shares of common stock to be issued	—	—
Accumulated deficit	(175,907,223)	(173,539,881)

Total stockholders’ deficit	(6,914,284)	(5,772,140)

Total liabilities and stockholders’ deficit	$204,138	$407,205

See accompanying notes to unaudited condensed consolidated financial statements.

AXCESS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales	$127,483	$213,164	$590,216	$4,452,681
Cost of sales	61,204	133,741	293,018	1,677,644

Gross profit	66,279	79,423	297,198	2,775,037
Expenses:
Research and development	227,001	257,137	788,068	805,736
General and administrative	274,016	361,599	1,046,959	1,096,522
Selling and marketing	83,100	160,550	470,392	1,087,201
Depreciation and amortization	4,369	5,709	14,754	15,431

Operating expenses	588,486	784,995	2,320,173	3,004,890

Loss from operations	(522,207)	(705,572)	(2,022,975)	(229,853)

Other income (expense):
Interest expense	(124,915)	(55,453)	(336,387)	(233,949)
Gain on vendor settlements	1,850	1,677	(7,980)	60,355

Other expense, net	(123,065)	(53,776)	(344,367)	(173,594)

Net loss	(645,272)	(759,348)	(2,367,342)	(403,447)

Preferred stock dividend requirements:
Recurring	—	—	—	(95,263)
Preferred stock dividend requirements	—	—	—	(95,263)

Net loss applicable to common stock	$(645,272)	$(759,348)	$(2,367,342)	$(498,710)

Net loss per share	$(0.02)	$(0.02)	$(0.07)	$(0.02)
Weighted average shares of common stock outstanding	33,825,528	33,625,582	33,825,528	32,213,284

See accompanying notes to unaudited condensed consolidated financial statements.

AXCESS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,367,342)	$(403,447)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation and amortization	14,755	15,431
Amortization of financing discount and issuance costs, net	(317,552)	17,780
Gain on vendor settlements and statutory write-off of payables	—	60,355
Stock based compensation expense	738,780	446,046
Changes in operating assets and liabilities:
Accounts receivable	79,675	(37,368)
Inventory	37,345	67,908
Prepaid expenses and other	6,646	(18,871)
Other assets	—	(443)
Accounts payable and accrued expenses	730,562	(109,551)
Net cash provided by (used in) operating activities	(1,077,131)	37,840

Cash flow from investing activities:
Capital expenditures	(626)	(8,399)
Net cash used in investing activities	(626)	(8,399)

Cash flow from financing activities:
Principal payments on financing agreements	(52,000)	(160,000)
Borrowings on financing agreements	1,067,500	160,000
Net cash provided by financing activities	1,015,500	—

Net change in cash and cash equivalents	(62,257)	29,441
Cash and cash equivalents, beginning of period	65,534	51,392
Cash and cash equivalents, end of period	$3,277	$80,833

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrants issued as a debt discount	$454,903	$57,215
Accrued preferred stock dividends	—	95,263
Conversion of preferred shares into common stock	—	15,750
Conversion of accrued dividends into common stock	31,514	344,072

See accompanying notes to unaudited condensed consolidated financial statements.

AXCESS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s business plan for 2010 is predicated principally upon the successful marketing of its RFID products. During the first nine months of 2010, operations utilized approximately $1,077,000 of cash. The Company anticipates that its existing working capital resources and revenues from operations will not be adequate to satisfy its funding requirements for all of 2010. We are currently experiencing declining liquidity, losses from operations and negative operating cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations.

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

The accompanying unaudited financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2009 and for the year then ended included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

(e) Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out method. Inventory, net of valuation allowance of $8,392 at September 30, 2010 and December 31, 2009, respectively, was comprised of the following:

	September 30, 2010	December 31, 2009
Raw materials	$33,944	$37,838
Work-in-process	109	104
Finished goods	11,989	45,445
	$46,042	$83,387

The components of cost of sales are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product cost	$63,492	$133,741	$300,913	$1,666,285
Warranty expense	(2,288)	—	(7,895)	11,359
Inventory impairment	—	—	—	—
Total	$61,204	$133,741	$293,018	$1,677,644

(f) Stock-Based Compensation

ASC Topic 718, Compensation — Stock Compensation requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the grant date fair value of those awards.  In accordance with ASC Topic 718, this cost is recognized over the period for which an employee is required to provide service in exchange for the award.  Stock based compensation expense for 2010 and 2009 was $738,780 and $446,046, respectively which was recorded in operating expenses.  This expense decreased net profit per share by $0.017 and $0.0014 for 2010 and 2009, respectively.  The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

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

The following table illustrates the effect on operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development expense	$65,407	$51,147	$239,247	$153,441
General and administrative expense	68,489	70,412	355,442	211,349
Selling and marketing expense	27,552	27,085	144,091	81,256
Total	$161,448	$148,644	$738,780	$446,046

(g) Stock Options and Warrants

Under the Company’s 2005 Equity Incentive Plan, the Company may grant up to 5,000,000 shares of common stock to its employees. The exercise price of each option is not less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  Options are generally granted each year and have various vesting requirements. Options granted typically vest over a four-year period.  Shares issued upon stock options exercised are issued as new shares.  During the nine months ended September 30, 2010, the Company granted 1,114,961 stock options under the stock option plan.  Key assumptions are as follows:

Weighted Average Black-Scholes Fair Value Assumptions	2010
Risk free interest rate	3.27%
Expected life	10 years
Expected volatility	116.85%
Expected dividend yield	0.00%
Number of options granted	1,114,961
Fair value of options granted	$89,645
Weighted average fair value of options granted	$0.28

As of September 30, 2010 the Company had 165,900 options outstanding from the 1991 Equity Plan, 20,000 from the Directors plan, 1,519,961 from the 2001 Equity plan and 515,000 issued as inducements to hire.  In total the Company had 2,220,861 employee options outstanding from plans other than the 2005 Equity Incentive Plan.

The following table summarizes employee stock options outstanding and changes during the nine months ended September 30, 2010:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	6,361,417	$1.38
Options granted	1,114,961	0.30
Options exercised	—	—
Options forfeited	(279,556)	4.94
Options outstanding at September 30, 2010	7,196,822	1.07	6.43	$—

Options exercisable at September 30, 2010	3,728,611	1.46	6.43	$—

Options available for grants as of September 30, 2010	24,039

The options outstanding at September 30, 2010 have exercise prices as indicated in the table below:

Option Price	Number of Options	Weighted Average Remaining Life	Intrinsic Value of Vested Unexercised Options
$0.00 - $1.00	3,693,961	8.10	$
$1.01 - $2.00	3,116,961	5.14
$2.01 – $3.00	200,000	1.47
$3.01 - $4.00	165,900	0.28
$4.01 - $5.00	20,000	0.67
$5.01 - $6.25	—	—
Total	7,196,822	6.43		$—

The Company has issued warrants to purchase common stock in connection with issuance of notes payable to stockholders and preferred stock. The following table summarizes warrants outstanding at September 30, 2010:

	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Warrants outstanding at beginning of year	11,826,436	$1.48
Warrants issued	1,810,000	0.48
Warrants exercised	—	—
Warrants expired unexercised	(1,658,173)	1.50
Warrants outstanding at end of year	11,978,263	1.33

The warrants outstanding at September 30, 2010 have exercise prices as indicated in the table below.

Strike Price	Number of Warrants	Weighted Average Remaining Life
$0.00 - $1.00	3,913,474	4.11
$1.01 - $2.00	8,064,789	1.32
Total	11,978,263	2.24

During the nine months ended September 30, 2010 the Company issued an additional 1,810,000 warrants in conjunction with various debt agreements.  The warrant had a strike price range of $0.25 - $0.75 and they expire on December 31, 2014.  The Company estimates the fair market value of the warrant using Black-Scholes Valuation Model.  Key assumptions used to estimate the fair market value of the warrants include the exercise price of $0.25 - $0.75, the expected term (five years), the expected volatility of the Company’s stock over the warrants expected term (ranging from 93% to 106%) and risk free interest rate (ranging from 2.56% to 3.89%).

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

Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $27,000, which aggregates in total $47,676. We are currently defending or seeking to settle each of the vendor’s and customer claims.  At September 30, 2010, we accrued $30,676, which represents the delinquent amounts we expect to be liable for, for the claims described in this paragraph.

On March 31, 2008, Axcess entered into an agreement with the developer of our next generation RFID product, the Dot, whereby Axcess has agreed to pay a minimum commercialization fee of one million dollars over the next nine years.  The amount is still contingent on the supplier completing the testing and certifying the product is within all of the original specifications.  The testing is ongoing but the product has not passed all of the preliminary testing and we are still evaluating the impact on the product.  As of September 30, 2010 Axcess has not signed off on the completion of the product and Innovison has issued a letter of termination for failure to pay. We currently have accrued $392,808 for services that have been completed; however, we have not accrued the remainder for services that have not been completed.

(3)                                 Preferred Stock

The Company has authorized 10,000,000 shares of convertible preferred stock, of which shares designated in three series are currently outstanding. Information with respect to the series of preferred stock outstanding at each balance sheet date is summarized below.

	Series 2005	Series 2006	Series 2006B	Series 2006C	Series 2007	Series 2008	Series 2008B
Number of shares authorized	2,750,000	1,200,000	750,000	200	205	120	80

Stated value	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Number of shares issued and Outstanding
December 31, 2009	2,649,726	1,200,000	700,000	100	185	120	80
September 30, 2010	2,649,726	1,200,000	700,000	100	175	120	80

Conversion ratio (or conversion price) of preferred shares into common	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 1 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock	1 to 10,000 into voting common stock

Liquidation preference	None	None	None	None	None	None	None

Dividend rights	None	None	None	None	None	None	None

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

As of September 30, 2010 and December 31, 2009, the Company had 2,649,726 shares of Series 2005 Preferred shares outstanding, respectively.

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

As of September 30, 2010 and December 31, 2009, the Company had 1,200,000 shares of Series 2006 Preferred shares outstanding.

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

As of September 30, 2010 and December 31, 2009, the Company had 700,000 shares of Series 2006B Preferred shares outstanding.

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

As of September 30, 2010 and December 31, 2009, the Company had 100 shares of Series 2006C Preferred shares outstanding.

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

During the first quarter of 2010, one holder of the Series 2007 Preferred elected to convert his 10 shares in to 100,000 shares of Axcess Common shares.  As of September 30, 2010 and December 31, 2009, the Company had 175 and 185 shares of Series 2007 Preferred shares outstanding, respectively.

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

As of September 30, 2010 and December 31, 2009 the Company had 120 shares of Series 2008 Preferred shares outstanding.

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

As of September 30, 2010 and December 31, 2009 the Company had 80 shares of Series 2008B Preferred shares outstanding.

(4)           Notes Payable

Notes payable to Stockholders consist of the following:

	September 30, 2010	December 31, 2009
5.50% PV Proceeds Holdings, Inc., due December 31, 2011	$2,412,559	$2,464,559
5.00% 2009 Convertible notes, due December 31, 2014	2,372,426	1,552,426
5.00% 2010B Convertible notes, due December 31, 2014	247,500	—
5.50% Amphion Investment LLC note, due December 31, 2011	393,787	393,787
Debt discount	(1,003,045)	(682,478)
	4,423,227	3,728,294
Less current maturities
PV Proceeds Holdings, Inc	(110,000)	(162,000)
Non-current notes payable to stockholders	$4,313,227	$3,566,294

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

Axcess reached an Agreement with PV Proceeds Holdings, Inc. to extend the maturity of the note from December 31, 2007 to December 31, 2011.  Axcess agreed to pay a $25,000 extension fee and to increase the interest rate from 5.0% to 5.5%. The extension fee is reflected as deferred debt issuance cost and amortized as interest expense over the life of the extension.  As of September 30, 2010 the balance is $9,375.  Axcess has also agreed to reduce the principal amount due by 10% of any equity proceeds and 20% of all proceeds from options and warrants exercised.  In connection with the Series 2008 and 2008B Preferred equity offering, $162,000 and

$110,000 is due at December 31, 2009 and September 30, 2010, respectively.  This has been reflected as a current liability.  For the nine months ended September 30, 2010 and 2009, there were $100,476 and $67,218 of interest expensed for the PV Proceeds Holdings note.  Accrued interest for the PV Proceeds Holdings note were $1,211,186 and $1,110,710 at September 30, 2010 and December 31, 2009, respectively.

Amphion Investment LLC

Axcess entered into a 6.75% demand note with Amphion Investments, LLC, dated January 25, 2002. The borrowings are unsecured.  The note was due December 31, 2007, Axcess reached an Agreement with Amphion Investments LLC to extend the maturity of the note to December 31, 2011.  Axcess agreed to increase the interest rate from 5.0% to 5.5%.  For the nine months ended September 30, 2010 and 2009, there were $16,199 of interest expensed for the Amphion Investment LLC note.  Accrued interest for the Amphion Investment note was $140,059 and $123,859 at September 30, 2010 and December 31, 2009, respectively.

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

A portion of the new Convertible Notes was issued for the conversion and retirement of older convertible notes currently held by Amphion Innovations plc. The principal of the notes converted was $1,038,273 and had accrued interest of $79,153.  As of September 30, 2010, total due to Amphion Innovations plc is $1,522,426.  Amphion has not funded the remaining $175,000 that has been committed as of September 30, 2010.

For the nine months ended September 30, 2010 and 2009, there were $78,591 and $0 of interest expensed for the 2009 Convertible Notes.  Accrued interest for the 2009 Convertible Notes were $90,834 and $12,242 at September 30, 2010 and December 31, 2009, respectively.

2010B Convertible Note

Starting on July 1, 2010 through September 30, 2010, Axcess entered into certain convertible notes with several institutional or otherwise accredited investors including Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder.  The aggregate principal of the notes is $247,500 and is unsecured (the “Convertible Notes”).  The Convertible Notes have a five percent per annum simple interest rate and will become due on December 31, 2014.  The Convertible Notes are convertible into 990,000 common shares of Axcess at the option of each of the holders.   As part of the consideration for the Convertible Notes, Axcess also issued to the note holders warrants to purchase an aggregate of 990,000 common shares with an exercise price of $0.25. The warrants expire on December 31, 2014.

For the nine months ended September 30, 2010 and 2009, there were $1,769 and $0 of interest expensed for the 2010B Convertible Notes.  Accrued interest for the 2010B Convertible Notes were $1,769 and $0 at September 30, 2010 and December 31, 2009, respectively.

(5)           Significant Customers

During the three months ended September 30, 2010, the Company had four customers that accounted for 64% of revenue.  During the three months ended September 30, 2009 the Company had three customers that accounted for 49% of revenue.

During the nine months ended September 30, 2010, the Company had two customers that accounted for 32% of revenue.  During the nine months ended September 30, 2009 the Company had one customer that accounted for 82% of revenue.

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

(7)           Subsequent Events

Since September 30, 2010, Axcess has continued to enter into certain convertible notes with several institutional or otherwise accredited investors including Amphion Innovations plc, an affiliate of the Amphion Group, our majority shareholder.  The aggregate additional principal of the notes is $100,000 issued and is unsecured (the “Convertible Notes”).  The Convertible Notes have a five percent per annum simple interest rate and will become due on December 31, 2014.  The Convertible Notes are convertible into 1,000,000 common shares of Axcess at the option of each of the holders.   As part of the consideration for the Convertible Notes, Axcess also issued to the note holders warrants to purchase an aggregate of 1,000,000 common shares with an exercise price of $0.10. Holders of the 2010 B Convertible notes who participated in the 2010 C Convertible note funding received a conversion of their 2010 B holdings into 2010 C Convertible notes.  The warrants expire on December 31, 2014.

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

Liquidity and Capital Resources

Since inception, we have utilized the proceeds from a number of public and private sales of our equity securities, the exercise of options, convertible debt, and short-term bridge loans from stockholders to meet our working capital requirements. At September 30, 2010, we had a working capital deficit of $2,653,353.

Our operations are not profitable in 2010. Our cash decreased $62,257 during the nine months ended September 30, 2010. We funded operations with convertible notes.  No assurance can be given that such activities will continue to be available to provide funding to us.  Our business plan for 2010 is predicated principally upon the successful marketing of our RFID products. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements throughout 2010.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Sales and Gross Profit. Sales for the three months ended September 30, 2010 were $127,483 and for the three months ended September 30, 2009 were $213,164.  Cost of sales for the three months ended September 30, 2010 were $61,204 and for the three months ended September 30, 2009 were $133,741.  The gross profit for the three months ended September 30, 2010 was $66,279 and $79,423 for the three months ended September 30, 2009. The majority of the decrease in sales is a result of the decrease in our ability to fulfill orders.  The gross margin percent for the three months ended September 30, 2010 was 52% compared to 37% for the same period in 2009.  The higher gross margin percent was a result of the change in mix and the decrease in our production expenses as a result of lower headcount.  We continue to expect the margin will continue to be stable in the 40% to 50% range.

Operating Expenses. Operating expenses were $588,486 for the three months ended September 30, 2010 and $784,995 for the three months ended September 30, 2009.  Overall operating expenses were down over the period.  The decrease relates to reduced selling expense related to the Port Security Contract and lower salary expenses.

Research and development expenses were $227,001 for the three months ended September 30, 2010 and $257,137 for the three months ended September 30, 2009.  The majority of the decrease is the result of a pay cut we implemented during the second quarter along with reduced headcount.  All salaries were cut from 20% - 40%.  However, some of that savings was offset by an increase in non-cash stock compensation expense.  We are continuing to expense the development as incurred.

Corporate general and administrative expenses were $274,016 for the three months ended September 30, 2010 and $361,599 for the three months ended September 30, 2009.  The majority of the decrease is the result of a pay cut we implemented during the quarter.  All salaries were cut from 20% - 40% and decreased investor relation expenses.

Selling and marketing expenses were $83,100 for the three months ended September 30, 2010 and $160,550 for the three months ended September 30, 2009.  The majority of the decrease is the result of a pay cut we implemented during the second quarter along with reduced headcount.  All salaries were cut from 20% - 40%.  In addition we have lower advertising expenses and travel related expenses.

Depreciation and amortization expenses were $4,369 for the three months ended September 30, 2010 and $5,709 for the three months ended September 30, 2009.  Depreciation is basically flat over the period.

Other expenses, net. Other expenses, net, were $123,065 for the three months ended September 30, 2010 and $53,776 for the three months ended September 30, 2009. Interest expense was $69,462 higher during the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to an increase in expense associated with warrants that were issued with the convertible notes.

Net loss. Net loss was $645,272 for the three months ended September 30, 2010, compared to income of $759,348 for the three months ended September 30, 2009.  The decrease in the loss is mainly related to the reduction in salaries, lower headcount and reduced travel expenses.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Sales and Gross Profit.  Sales for the nine months ended September 30, 2010 were $590,216 and for the nine months ended September 30, 2009 were $4,452,681.  Cost of sales for the nine months ended September 30, 2010 were $293,018 and for the nine months ended September 30, 2009 were $1,677,644.  The gross profit for the nine months ended September 30, 2010 was $297,198 and $2,775,037 for the nine months ended September 30, 2009. The majority of the decrease in sales is a result of the Caribbean Port Security Contract awarded in January 2009 that was not repeated during 2010.  The gross margin percent for the nine months ended September 30, 2010 was 50% compared to 62% for the same period in 2009.  The lower gross margin percent was a result of the Port Security contract.  We continue to expect our overall margin will continue to be stable in the 40% to 50% range.

Operating Expenses. Operating expenses were $2,320,173 for the nine months ended September 30, 2010 and $3,004,890 for the nine months ended September 30, 2009.  The majority of the decrease relates to selling expenses as a result of the Port Security Contract during 2009.

Research and development expenses were $788,068 for the nine months ended September 30, 2010 and $805,736 for the nine months ended September 30, 2009.  The expenses are basically flat for the two periods.   However, there was an increase in the stock compensation expense (non-cash) and a reduction in salary expenses.  We implemented a 20% - 40% pay reduction during the second quarter of 2010.

Corporate general and administrative expenses were $1,046,959 for the nine months ended September 30, 2010 and $1,096,522 for the nine months ended September 30, 2009.  The expenses are basically flat for the two periods.   However, there was an increase in the stock compensation expense (non-cash) and a reduction in salary expenses.  We implemented a 20% - 40% pay reduction during the second quarter of 2010.

Selling and marketing expenses were $470,392 for the nine months ended September 30, 2010 and $1,087,201 for the nine months ended September 30, 2009. The majority of the decrease relates to reduced selling expense relating to the port contract signed and implemented during 2009 that was not repeated in 2010 and reduced headcount.

Depreciation and amortization expenses were $14,754 for the nine months ended September 30, 2010 and $15,431 for the nine months ended September 30, 2009.  Depreciation is basically flat over the period.

Other expenses, net. Other expenses, net, were $344,367 for the nine months ended September 30, 2010 and $173,594 for the nine months ended September 30, 2009. Interest expense was $102,438 higher during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to an increase in expense associated with the warrants that were issued with the convertible notes.   The gain on vendor settlements decreased by $68,335.

Net loss. Net loss was $2,367,342 for the nine months ended September 30, 2010, compared to income of $403,447 for the nine months ended September 30, 2009.  The increase is mainly related to a decrease in gross margin mainly relating to the Port Security Contract.

Preferred Stock dividend requirements.  Preferred Stock dividend requirements were $0 for nine months ended September 30, 2010 and $95,263 for nine months ended September 30, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2010. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and are not backed up and (iii) based on our staffing we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.

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

(b) Changes in Internal Controls

During the period ended September 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Axcess is engaged in a number of lawsuits with approximately four vendors and one customer who claim they are owed amounts from $500 to $27,000, which aggregates in total $47,676. We are currently defending or seeking to settle each of the vendor’s and customer claims.  At September 30, 2010, we had accrued $30,676, which represents the delinquent amounts we expect to be liable for.

Item 1A. Risk Factors

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company issued unregistered securities in connection with the transactions described below.  The proceeds were used for general working capital requirements.  The issuance of stock was exempt from the registration requirements of the Securities Act, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the stock certificates.

Warrants

During the three months ended September 30, 2010 the Company issued an additional 990,000 warrants in conjunction with various debt offerings.  The warrants had a strike price of $0.25 and they expire on December 31, 2014.

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

AXCESS INTERNATIONAL INC., Registrant

/s/ ALLAN GRIEBENOW
Allan Griebenow Director, President and
Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT HUSSEY
Robert Hussey
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

November 19, 2010